Form 10QSB
period 1996-02-29
NELX INC
filed 1996-06-07
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the quarterly period ended 02/29/96
                         Commission file number 0-21210


                                   NELX, INC.

             (Exact name of registrant as specified in its charter)




Kansas                                                      84-0922335
- ------                                                      -----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)


                 10200 W. 44th Ave. #400, Wheat Ridge, CO 80033
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:(303) 422-9497



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                            Yes  X                     No   ____

As of February 29, 1996, there were 15,894,300 outstanding shares of common stock, par value $.0001 were outstanding.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.


Results of Operations
- ---------------------

     The Company has experienced increased operating expenses for the three month period of $178,681. The revenues for the period totaled $26,512 from oil and gas operations compared with $25,953 for same period in 1995. The Company recorded a combined net loss of $162,375 for the period as compared to a $26,759 loss for the same period in fiscal year 1995. Other Revenues and Expenses (Real Estate Rental) showed a net loss for the period of ($10,206) as compared to ($25,275) net loss for same period in 1995. The Company losses on operations will continue until more income from oil and gas operations or real estate sales and development can be achieved. While the Company is seeking capital sources for investment in its real estate development, there is no assurance that sources can be found. The increase in operating expenses result f rom start up expenses for its AeroSearch Products, and fees from professionals, consultants and advisors related to its real estate, oil and gas and product development efforts.


Liquidity and Capital Resources
- -------------------------------

     The Company had inadequate cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

PART II


                                OTHER INFORMATION


         Item 1.           Legal proceedings - None.
         Item 2.           Changes in securities - None.
         Item 3.           Defaults upon senior securities - None.
         Item 4.           Submission of matters to a vote of security holders
                           - None.
         Item 5.           Other information -

                           At February 28, 1996, the company was losing approximately $6,000 per month on its domestic oil and gas operations. It made a decision to write off its domestic oil and gas assets, and conveyed its well interests to Applied Mechanics, Inc. (a non-affiliate) in exchange for assumption of liabilities and plug/abandon obligations, and concellation of Max Sommer's employment contract with the Company, by virtue of Applied Mechanics agreeing to employ Max Sommer.

         Item 6.           Exhibits and reports on Form 8-K

                           (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                                      None.

                           (b) Reports on Form 8-K filed during the three months ended February 29, 1996: (incorporated by reference)

                                      None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NELX, Inc.
                                             -----------------------------------
                                             (Registrant)


Date: May 17, 1996                            /s/  WESLEY F. WHITING
                                             -----------------------------------
                                                    President

                            NELX, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

ASSETS                                      February                May
                                            29, 1996                31, 1995
                                            --------                --------

CURRENT ASSETS:

         Cash and Cash                       11,663                   11,104
         Equivalents

         Prepaid Expenses                    22,523                   22,524

         Accounts Receivable                 32,329                   31,829

         Accrued Interest                         0                   56,100
         Receivable

         Intercompany Receivable                  0                        0
                                           --------                 --------

Total Current Assets                         66,515                  121,556



FIXED ASSETS: (Note 1)

         Land                                3,437,576             3,240,027

         Gas Plant                           1,000,000             1,000,000

         Vehicles                            0                             0

         Equipment                           7,742                     5,742

         Real Estate                         543,548                 501,088
                                           ---------               ---------
                                           4,988,866               4,746,857
         Less Accumulated                   (317,923)               (260,651)
                                           ---------               ---------
         Depreciation

         Total Net Fixed Assets            4,670,943               4,486,207



OTHER ASSETS:

         Lease and Royalty                   876,623                 770,140
         Interests

         Note Receivable                     765,003                 735,000

         Deposits                              3,950                   3,950

         Invest in Subsidiary                187,500                       0

         Common Stock Subscribed              70,000                       0
                                           ---------               ---------
         Total Other Assets                1,903,076               1,509,090



TOTAL ASSETS                               6,640,534               6,116,853
                                           =========               =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                             February              May
                                             29, 1996              31, 1995
                                             --------              --------

CURRENT LIABILITIES:                           26,153               29,586

         Accounts Payable                      81,704               85,897

         Accounts Payable -                    29,000               35,000
         Related Parties

         Advance Payable                       137,784              149,515

         Current Portion LTD                   406,478              363,135
                                               -------              -------

         Total Current                         681,120              663,133
         Liabilities



LONG TERM DEBT

         Note Payable                         1,285,063           1,376,857
                                              ---------           ---------



STOCKHOLDER'S EQUITY
(DEFICIT):

Common Stock, $.0001 par                          1,589               1,011
value - 5,000,000 shares
authorized, 10,437,581 and
15,894,,300 issued and
outstanding at May 31, 1995
and February 29, 1996
Additional Paid in Capital                    6,373,390           5,195,611

         Retained Earnings                   (1,700,628)         (1,119,759)

         Total Stockholder's                  4,674,351           4,076,863
                                              ---------           ---------
         Equity

TOTAL LIABILITIES &                           6,640,534           6,116,853
                                              =========           =========
STOCKHOLDER'S EQUITY


The  accompanying   notes  are  considered  an  integral  part  these  financial statements.

                            NELX, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                       Nine Months
                                                    Ended February 28
                                               1996                   1995
                                               ----                   ----

OPERATING REVENUES

         Oil & Gas Sales                      57,428                 55,407

Cost of Sales                                 27,436                 46,222
                                              ------                 ------

Gross Profit                                  29,992                  9,185

OPERATING EXPENSES

         Salaries                             48,332                 29,960

         Office Expense                       61,062                 28,957

         Travel                               17,312                  7,226

         Professional Fees                   356,034                117,868

         Telephone & Utilities                16,269                  9,153

         Depreciation &                       57,271                  6,668
         Depletion

         Miscellaneous                        24,970

         Interest Expense                     35,580                  7,735
                                            --------                -------

         Total Operating Costs               616,831                207,567



Other Revenues & (Expenses)

         Net Rental Expense                   (14,740)              (18,986)

         Interest Income                        4,652                   393

         Miscellaneous Income                  16,057                   631
                                              -------               -------

         Total Other Revenues &                 5,969               (17,962)
         Expenses

NET INCOME (LOSS)                            (580,869)             (216,344)
                                           ==========             =========

Weighted average number of                 15,894,300             9,129,780
shares outstanding-see note

Net Loss Per Share                              (0.04)                (0.02)

                            NELX, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Nine Months
                                                      Ended February 28
                                                  1996                1995
                                                  ----                ----


Cash Flows From
Operating Activities:

Net Profit (Loss)                               (580,869)            (216,345)

   Depreciation                                   57,272                9,098

   Stock issued for services                     295,636

   (Increase) decrease in Accts                   55,600
    Receivable

   (Increase) decrease in Prepaids

   (Increase) decrease in Deposits

   (Decrease) Increase in Accrued                (11,731)            (20,453)
    Expenses

   (Decrease) Increase in Accts Payable           (9,433)             16,568

   (Decrease) Increase in Accts Payable           (4,193)             28,757
                                                 -------             -------
    Related Parties

Net Cash Flows Used for                         (197,718)           (182,375)
Operating Activities

Cash Flows from investing activities

   (Purchase) sale of fixed assets              (45,017)               4,000

   (Purchase) Sale of Note receivable           (30,003)

   (Purchase) Sale of Investment

   (Purchase) Sale of Lease interests                                 35,000
                                                -------              -------

Total cash used for investing                   (75,020)              39,000

Cash flows from financing activities

   Increase (Decrease) in Note Payable            8,643               98,020

   Sale of Common stock                         264,654               41,200
                                                -------              -------

Total cash from financing activities            273,297              139,220

Increase (Decrease) in cash                         559               (4,155)

Cash and cash equivalents -                      11,104                4,761
                                                -------               ------
beginning of period



Cash and cash equivalents                        11,663                  606
                                                =======              =======
end of period

                            NELX, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Three Months
                                                      Ended February 28
                                                  1996                 1995
                                                  ----                 ----
Cash Flows From
Operating Activities:

Net Profit (Loss)                               (162,375)           (26,762)

   Depreciation                                   18,374             10,023

   Stock issued for services                      46,136                  0

   (Increase) decrease in Accts                      100                398
   Receivable

   (Increase) decrease in Prepaids                     0            126,285

   (Increase) decrease in Deposits                     0                  0

   (Decrease) Increase in Accrued                  6,125             (5,979)
   Expenses

   (Decrease) Increase in Accts Payable                0              6,513

   (Decrease) Increase in Accts Payable                0                  0

   Related Parties                                (5,850)            23,335

   (Decrease) increase in advance payable              0            (20,000)

Net Cash Flows Used for                          (97,490)           113,813
Operating Activities

Cash Flows from investing activities

   (Purchase) sale of fixed assets               (23,494)           (87,561)

   (Purchase) Sale of Note receivable            (30,003)                 0

   (Purchase) Sale of Lease interests                  0            (35,000)

Total cash used for investing                    (53,497)          (122,561)

Cash flows from financing activities

   Increase (Decrease) in Note Payable           (38,996)           136,055

   Sale of Common stock                           197,397           (99,319)
                                                  -------           -------

Total cash from financing activities              158,401            36,736

Increase (Decrease) in cash                         7,314            27,988
                                                  -------           -------

Cash and cash equivalents -                         4,349               607
                                                  -------           -------
beginning of period



Cash and cash equivalents                          11,663            28,595
                                                   ======            ======
end of period

                            NELX, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                  Consolidated Statement of Income and Expense
                                   (Unaudited)

                                                   Three Months
                                                 Ended February 28
                                             1996                  1995
                                             ----                  ----

OPERATING REVENUES

  Oil & Gas Sales                           26,512                25,953

  Consulting Fees                                0                 4,630



OPERATING EXPENSES

   Rent                                      7,560                 4,730

   Office                                   17,079                 9,257

   Travel                                    8,264                 1,361

   Lease expenses                                0                     0

   Professional fees                        16,304                (6,304)

   Telephone & Utilities                     8,005                 2,101

   Miscellaneous                            24,970                     0

   Taxes & Licenses                              0                  (253)

   Consultants                              81,862                   699

   Oil & Gas Operating                      (3,028)               (9,520)

   Wages                                    16,174                14,261

   Interest expense                          1,491                15,735
                                             -----                ------

Total Operating Expenses                   178,681                32,067



OTHER REVENUES & EXPENSES

   Rental & Miscellaneous                     (860)               (5,781)

   Interest Income                             (98)                  393

   Depreciation                             25,042                25,616

   Sale of Assets                          (15,000)                    0

   Sale of lease interests                       0                   167

   Rental Expenses                           1,122                 4,880
                                             -----                 -----

Total Other Revenues &                      10,206                25,275
Expenses



NET INCOME (LOSS)                         (162,375)              (26,759)
                                          ========               =======