Form 10KSB
period 1996-05-31
NELX INC
filed 1997-03-28
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended May 31, 1996

                          Commission file number 0-21210

                                   NELX, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Kansas                                          84-0922335
 --------------------------------                         ----------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

  10200 W. 44th Ave. #400, Wheat Ridge, CO                    80033
--------------------------------------------                ---------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:(303) 422-9497 Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act

                          COMMON STOCK $.0001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                 Yes   X       No
                                     -----         -----

Indicate by check mark if disclosure of delinquent filers in Response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 Yes           No   X
                                     -----        -----

Registrants gross revenues for its most recent fiscal year were $82,521, cost of sales was $44,839 and operations expenses totaled $1,846,158 for a net loss of $1,808,476.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $3,375,749 as of May 31, 1996 (a $.19/share average bid at May 31, 1996).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 18,947,300 common shares as of May 31, 1996.

                                TABLE OF CONTENTS


                                     PART I
                                                                        Page

Item 1.           Business ..................................            1

Item 2.           Properties ................................            5

Item 3.           Legal Proceedings..........................            6

Item 4.           Submission of Matters to a Vote of
                  Security Holders...........................            6

                                     PART II

Item 5.           Market for Registrant's Common Stock and
                  Security Holder Matters ...................            6

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ................................            7

Item 7.           Financial Statements and Supplementary Data..          8

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......          9

                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant..................................           9

Item 10.          Executive Compensation......................          12

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management.......................          14

Item 12.          Certain Relationships and Related
                  Transactions................................          15

                                     PART IV

Item 13.          Exhibits, Financial Statement Schedule
                  and Reports on Form 8-K.....................          15

                                     PART I


ITEM 1.           BUSINESS

General
-------

     The Registrant was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1991, the Registrant acquired Westwind Production Company, a Nevada corporation, which owned certain non-producing oil and gas properties and related assets. On November 30, 1993 the Board approved a name change to NELX, Inc. and a "reverse split" of the issued and outstanding shares of common stock based upon issuance of one new common share in exchange for each 30 shares of (old) common stock issued and outstanding effective as of December 31, 1993. Subsequent transactions have resulted in the Registrant's acquisition of additional improved and unimproved real estate including a subsidiary, CS, Inc., which owns a building in Provo, Utah. The Registrant's business is in two industry segments, 1.) oil and gas production and 2.) real estate, both rental and development, in one geographic area, the continental United States. The company holds real estate for investment, development and resale. For financial information concerning these industry segments, see "Financial Statements and Supplementary Data."

     In May 1995, Registrant, through MS Oil Company, Inc., its wholly owned subsidiary, acquired interests in ten producing oil and gas wells in Ohio.

Parent (Registrant)
------

NELX, Inc.

Wholly owned Subsidiaries
-------------------------

         1.       CS, Inc. (a Utah corporation)
                  Operations: Industrial Real Estate in Utah

         2.       MS Oil Company, Inc. (a Colorado corporation)
                  Operations:  All oil and gas production

         3.       Westwind Production Company (a Colorado corporation)
                  Operations: Inactive

         4.       NELX Marketing, Inc. (a Colorado corporation)
                  Operations:  All Marketing


Oil and Gas Producing Activities.
---------------------------------

     None.

Patents, Trademarks, Licenses, Etc.
-----------------------------------

     The Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's activities.

Governmental Regulation
-----------------------

     General - The Registrant's oil and gas production activities are subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy (including the Economic Regulatory Administration and the Federal Bureau of Indian Affairs and Bureau of Land Management). Regulation of the Registrant's production, transportation and sale of oil or gas, and federal price and allocation controls in particular, have a significant effect on the Registrant and its operating results.

     Natural Gas Price Controls - The Federal Energy Regulatory Commission ("FERC"), an independent commission within the Department of Energy ("DOE"), has pricing authority over the transmission and sale of various categories of natural gas. This authority includes administration of the Natural Gas Act and Natural Gas Policy Act of 1978 ("NGPA"), which establishes, among other things, maximum lawful prices for various categories and other price adjustments. These maximum lawful prices apply to the sale of natural gas in both intrastate and interstate commerce from properties in which the Registrant has an interest, NGPA price controls as to certain classifications have been removed and generally the sale of the Company's gas production is currently not subject to price regulations.

     State Regulation - The production operations of the Registrant are subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, prevent waste and protect correlative rights, and aid in the conservation of natural oil and gas. Typical state regulations require permits to drill and produce oil or gas, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

     Environmental Matters - Various federal and state authorities have authority to regulate the production and development of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of the workover and development activities contemplated by the Registrant and could result in loss or liability to the Registrant in the event that its operations are subsequently deemed inadequate for purposes of any such law or regulation. New regulations, if adopted, could result in significant capital expenditures by the Registrant, resulting in unprofitable operations.

Uncertainties Related to the Oil and Gas Business in General
------------------------------------------------------------

     The Registrant's operations will be subject to all of the risks normally incident to the production of oil and gas, including blowouts, pollution and fires. Each of these incidents could result in damage to or destruction of oil and gas wells or formations or production facilities or damage to persons or property. As is common in the oil and gas industry, the Registrant is not fully insured against these risks either because insurance is not available or because the Registrant has elected not to insure due to prohibitive premium costs.

     The Registrant's future oil and gas activities may involve a significant risk that commercial oil or gas production will not be maintained. The costs of drilling, completing reworking or operating wells is often uncertain. Further, operations, may be curtailed or delayed as a result of many factors, weather conditions, delivery delays, shortages of pipe and equipment, and the availability of workover equipment.

     The oil and gas business is further subject to many other contingencies which are beyond the control of the Registrant. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the development of alternative energy sources have had and will continue to have an important effect on the Registrant's business.

Competition and Markets
-----------------------

     There are many companies and individuals engaged in the oil and gas business. Some are very large and well established with substantial capabilities and long earnings records. The registrant is at a competitive disadvantage with other firms and individuals in acquiring and disposing of oil and gas properties since they have greater financial resources and larger technical staffs than the Registrant. In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

     A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the production and marketing of oil and gas. These factors include crude oil imports, actions of foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

Real Estate Business
--------------------

     The Company originally acquired real estate as capital assets to form a base from which to grow. Due to the continuing lack of capital partners for oil and gas exploration, the company has turned its attention to efforts to maximize the value of its real estate capital assets by developing them, commencing with zoning, annexation, and platting, as necessary. It will have to seek private capital or loans to pay for the costs of development or seek venture partners.

     The Company will seek co-venturers to develop and build on any of its undeveloped property. The Registrant believes that this will allow for the realization of better value for its assets rather than merely holding them as undeveloped ground.

     Competition: There is major competition in the real estate development sector from numerous national and international companies who are very well capitalized.

     Market factors: Real estate markets are greatly influenced by economic cycles, availability of development, construction loans, competitive properties, oversupply and other matters over which the registrant has no control. Registrant intends to maintain these market factors in perspective and develop on a basis that would allow the company and properties to be sustainable in a cyclical market.

     Capital: The Company has no commitments for capital at this time for its real estate development projects.

Industry Segments
-----------------

Real Estate Rental Income & Expense
-----------------------------------
(Residential)
Income                     $19,800
Expenses                   $ 6,870

Net Income                 $  (54)          (Before Depreciation)

(Industrial-CS, Inc.)

Income                     $ 10,185
Expenses                   $ 28,779

Net Income                 $(18,594)        (Before Depreciation)

Oil & Gas Income and Expense
----------------------------

Income                     $ 72,336
Cost of Sales              $ 40,495
Expenses                   $ 86,090
Net Income                 $(54,249)

Employees
---------

     The Registrant currently coordinates real estate and oil and gas operations activities using contract labor and consultants. The Registrant retains consultants with respect to current and proposed properties and well by well operations. The Registrant from time to time retains independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations. The company President, Wes Whiting, is on a full time basis as President of NELX, Inc.

ITEM 2. PROPERTIES

Oil and Gas Properties
----------------------

     None

REAL PROPERTY
-------------

     1) The Company owns 240 acres of undeveloped land adjacent to the towns of Erie and Broomfield, Colorado on Highway #7 approximately 3 miles east of the town of Lafayette, Colorado and 4 miles west of I-25. The property is currently zoned agricultural and being used for grazing. An annexation petition to the Town of Erie has been filed to zone it "light industrial". The Company will hold the property for investment and seek a joint venture participant to develop the property.

     2) The Company owns a three unit apartment building in Denver, Colorado at 61-65 So. Quitman Street for investment and eventual sale. The units rent for approximately $550.00 per month with water and sewer utilities included. There are numerous other competitive rental apartments in the surrounding neighborhood. The building was constructed in the 1920's of brick. The building, roof, and interiors are well maintained. The property is subject to a mortgage to Chrysler First Financial of $57,000.00 bearing interest @ 13.75% payable @ $664 per month due in 1997.

     3) The Company owns 12 residential lots in Ward County, North Dakota with streets adjacent to the lots.

     4) The Company owns a 500 square foot house on one lot in Burke County, North Dakota, in the city of Columbus, N.D. near Minot. In addition the Company owns 6 residential lots in Columbus, N.D.

     5) The company owns 5 acres of Multifamily zoned land at 104th and York Street, Thornton, Colorado subject to a $200,000 promissory note secured by a First Trust Deed bearing interest @ only annually 8% with a balloon payment due July 15, 1997.

     6) The company owns 320 acres of real estate (more or less) located north-east of the Front Range Airport in Adams County, Colorado. The property is included in the Denver International Airport master plan area. It is zoned: 160 acres light industrial and 160 acres residential. Financing is a Promissory Note in amount of $500,000 bearing interest at 8% per annum payable in a lump sum on or before September 30, 1998, secured by a First Trust Deed.

     NELX owns, through CS, Inc., its wholly owned subsidiary, an 18,000 sq.ft. industrial building and office facility in Provo, Utah, having constructed inside it, a high pressure gasification and liquefaction reactor and system for purposes of hydrocarbon research and development. The building is subject to a promissory note for $375,000.00 @ 8% interest payable @ $4,300 monthly with a balloon in 5 years secured by a first deed of trust to the Church of Latter Day Saints.

ITEM 3. LEGAL PROCEEDINGS

     There are presently no material pending legal proceedings which would result in any uninsured liability, other than routine litigation incidental to the business, to which the Registrant is a party. The Company is aware of a suit by Allan Pezoldt, filed, but never served naming the Company as a co-defendant in El Paso County, Colorado. New Plaintiff's counsel filed a Lis Pendens on the Erie property, and served a complaint on the Company in 1997. The Company believes any suit by Allan Pezoldt has no merit whatsoever.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None in Fiscal Year 1995.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

          (a) The Registrant's common stock is traded in the over-the-counter market under the symbol NLXI (NASDAQ Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

                                     High Bid                  Low Bid
                                     --------                  -------
FY 1995:
         1st quarter                   1.125                     0.63
         2nd quarter                   .938                      .375
         3rd quarter(*)                .688                      .219
         4th quarter                   .469                      .141

                                     High Bid                  Low Bid
                                     --------                  -------

FY 1994:
         1st quarter                   1 5/8                     1.00
         2nd quarter                   .1 1/4                    1.00
         3rd quarter                   1 3/8                     .013
         4th quarter                   .16                       .06
         * Reverse Split Effective

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

          (b) As of May 31, 1995, there were 658 holders of record of the Registrant's common stock.

          (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The Registrant was unable to satisfy all of its general working capital requirements with cash flow generated from oil and gas and real estate operations during the current fiscal year. This deficit in working capital was financed by loans, and capital contributions through private placement of stock.

     In view of the current economic conditions within the industries in which the Registrant participates, the Registrant anticipates that cash flow from operations for fiscal 1995 will be insufficient to satisfy all of its general working capital requirements necessitating additional capital infusions from affiliates, from sale of assets, borrowing, equity participation or Farmout Agreements.

     The Registrant will continue a deficit working capital position in the future if sustaining revenues and growth capital are not generated by the Registrant.

     Results of Operations
     ---------------------

     NELX, Inc. incurred operating expenses (EBDIT*) for fiscal year 1995 in the amount of $1,815,858 and costs of sales of $40,495 as compared with operating expenses of $403,326 for fiscal year 1994. Depreciation totalled $46,628 for real estate and $28,579 for oil and gas operations. The registrant expects that its operating expenses will substantially decrease in fiscal year 1996 over 1995.

     Registrant had oil and gas operating revenues in fiscal year 1995 of $72,336 and by contrast had oil and gas operating revenues of $117,994 in fiscal year 1994.

     Registrants monthly revenue for operations is insufficient to cover its normal operating costs and debt service.

     Registrant will strive to increase revenues from oil and gas acquisitions and real estate development in fiscal year 1996.

     * Earnings before depreciation interest and taxes.

     Liquidity and Capital Resources
     -------------------------------

     Registrants liquidity is limited by its ownership of undeveloped real estate, which may not be readily marketable depending upon economic conditions, and lack of sufficient net cash flow from oil and gas and its ownership of non-producing mineral leases, which have limited liquidity.

     Registrant will be forced to seek venture partners for capital, or in the alternative, borrow money upon its real estate, which may not be possible or practical under current market conditions.

     Registrant had no significant cash reserves or deposits at year end, and while it holds certain notes receivable, there is no assurance that such notes will be liquid at times when the company needs money.

     Registrant will be forced to and will seek private placements of its stock and loans to make up the lack of operating revenues.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-12.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          a) No changes in accountants have been made.

          b) In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

          c) The principal accountant's report on the financial statements for the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) The names of the directors and information about them, as furnished by the directors themselves, are set forth below:


                                  Relationship         Term of       Director
       Name              Age      With Company          Office       Since
       ----              ---      ------------          ------       -----

Wesley F. Whiting         63      President &          Annual        Jan. 1993
                                   Director

Reed Clayson              65      Secretary-           Annual        Nov. 1993
                                   Treasurer

Grant Gaeth               64      Director             Annual        May 1993


Officers and Directors
----------------------

     The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

     The board of directors has no nominating, auditing, or compensation committee. Therefore, the selection of person or election to the board of directors was neither independently made nor negotiated at arm's length.

     Business Experience
     -------------------

     The Company's president and a director, Wesley F. Whiting, age 63, president of Westwind Production Inc., (since February 1993) a subsidiary of NELX, Inc., has been directly involved in the oil and gas field exploration, drilling and management since 1978. Mr. Whiting has sixteen years experience in oil and gas leases as well as mapping, management and exploration. He has been president, director and secretary of Berge Exploration, Inc., (1978-88) and vice president and director of Intermountain Methane Corporation (1988-91), and Westwind Production, Inc. (a subsidiary of NELX, Inc. now inactive from 1993).

     The Company's Secretary-Treasurer is Reed Clayson, age 65, and President and director of CS,, Inc., a wholly owned subsidiary, received his B.S. Degree in physics and journalism from Utah State University and has completed three years graduate work in english, math, and operations research. Positions held in the past are: CS, Inc.: President from 1992 to date, responsible for technology transfer from universities in areas of cogeneration, remediation, product design and training/information systems. Positions previously held: Synfuels Engineering and Development, Inc.: Vice President, responsible for computer modeling, documentation, resource analysis, environmental and socioeconomic studies involving innovative waste processing and synfuels development including DOE evaluation contracts as well as private industry. Science Applications,
Inc.: Manager, Resource Analysis, responsible for development, documentation, and use of automated decision-aiding tools (government and industry). Resource Science, Inc.: Executive Vice President, responsible for socioeconomic and environmental modeling, land planning studies, siting for transportation and energy facilities.

     Grant Gaeth, age 64, is Director and Vice President of development for oil and gas of NELX. He obtained a B.S. in Utah Geology, 1953. Mr. Gaeth was Senior Geologist for Carter/Humble Oil which became part of Exxon from 1953-1967. From 1967-70 he was an officer and director of Romex Corporation an oil and gas company. From 1970-74 he was an independent consulting geologist. From 1974 to 1980 he was president and director of Colt Oil, Inc. a public oil and gas company. From 1980 to 1983 he was president and director of Western Royalty Corporation a public royalty holding Company.

     Family Relationships
     --------------------

         There are no family relationships among any of the company's officers and directors.

     Involvement in Certain Legal Proceedings
     ----------------------------------------

     During the past five years there have been no filing of petitions under the federal bankruptcy laws, or any state insolvency laws, by or against any partnership in which any director or executive officer of Registrant was a general partner or executive officer at the time or within two years before the time of such a filing.

     No director or executive officer of Registrant has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

     During the past five years no director or executive officer of Registrant has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated by any court of competent jurisdiction permanently or temporarily enjoining him from or otherwise limited in his involvement in any type of business, securities or banking activities.

     During the past five years no director or executive officer of Registrant has been found by a court of competent jurisdiction in a civil action, nor by the Securities and Exchange Commission nor the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment or finding has not been subsequently reversed, suspended or vacated.

     The Executive Officers of the Registrant are elected annually for term terminating at such time as their respective successors are elected and qualified.

     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and any persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) report files.

     The  Company  has   requested   that  its   officers  and   directors   and
greater-than-ten-percent shareholders comply with the Section 16(a) by filing Form 5.

     The following persons had not filed Form 5 as of May 31, 1996:

         Wesley F. Whiting
         Reed Clayson
         Grant Gaeth

ITEM 10.   EXECUTIVE COMPENSATION

     Summary

          a) Set forth in the following table is information as to the cash compensation paid or set aside directly or indirectly during the fiscal year ended May 31, 1996, to or for the benefit of any executive officer whose cash compensation exceeded $60,000.00, and all executive officers as a group:

Name of Individual          Capacities in                      Salary
or Number of Group          Which Served                       and fees
------------------          ------------                       --------

Wesley F. Whiting           President                          $30,000

Reed Clayson                Secretary                          $0

Max P. Sommer               Vice-President                     $51,000

                            Directors                          $0

All Executive Officers
as a Group (3 persons)               -                         $81,000

          b) Compensation paid by the Company for all services provided during the fiscal year ended May 31, 1996, (1) to each of the Company's directors whose cash compensation exceeded $60,000 and (2) to all directors as a group is set forth below:

                            ANNUAL COMPENSATION ($$)
                            ------------------------

Name and Position          Year         Salary             Bonus
-----------------          ----         ------             -----

Wesley F. Whiting          1995         $30,000            $0

Max P. Sommer              1995         $51,000            $0

Grant Gaeth                1995         $0                 $0

Reed Clayson               1995         $0                 $0

Directors                  1995         $81,000            $0


                                  LONG TERM COMPENSATION
                                  ----------------------

                                                 Options
                             Restricted          & SARs
                             Stock               LTIP              LTIP             Other
Other                        Awards              Payouts           Payouts          Compensation
-----                        ------              -------           -------          ------------

Wesley F. Whiting            None                None              None             None

Max P. Sommer                None                None              None             None

Grant Gaeth                  None                None              None             None

Reed Clayson                 None                None              None             None


All directors and officers as a group $81,000 Total Cash Compensation

     Option/SAR Granted During the Last Fiscal Year
     ----------------------------------------------

     Registrant does not have a stock option or stock appreciation rights plan. Therefore this section is not applicable.

     Long Term Incentive Plans/Awards in Last Fiscal Year
     ----------------------------------------------------

     Registrant has no long-term incentive plans and consequently has made no such awards.

     Compensation of Directors
     -------------------------

     (1) Standard Arrangements. None

     (2)  Other   Arrangements.   There  are  no  other   arrangements  for  the
compensation of directors of the Registrant.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements. None.
-------------

     Report on Repricing of Options/SARs
     -----------------------------------

     No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended May 31, 1996, or subsequently.

     1995 Employee Stock Compensation Plan
     -------------------------------------

     The Company adopted an Employee stock compensation plan for up to one million eight hundred thousand shares of common stock to be awarded, either as bonuses or in lieu of cash compensation to employees, consultants and professional advisors to the company. As of fiscal year end no shares had been issued, although a Registration Statement on Form S-8 had been filed in relation thereto. Subsequent to year end shares were issued in consideration of services rendered to the company during the year to officers, consultants and advisors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) The following table sets forth, as of May 31, 1996, the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of common stock of the Registrant by each person owning more than 5% of Registrants Common Stock and each officer and director and by all officers and directors as a group, together with the percentage of the outstanding shares of such class which such ownership represents. Unless otherwise indicated, such persons have sole voting and investment power with respect to such shares.


                                       Amount and Nature            Percent
                                       of Beneficial                of
Name of Beneficial Owner               Ownership                    Class
------------------------               -----------------            -------

Reed Clayson                           333,334                      2%
Secretary & Director
10200 W. 44th Ave. #400
Wheat Ridge, CO  80033

Grant Gaeth, Director                  0                            0%
10200 W. 44th Ave. #400
Wheat Ridge, CO  80033

Challenge Oil & Gas                    564,638                      3%
1550 Larimer Ste. #2306
Denver, CO 80202

Wesley F. Whiting *                    150,000                   less than 1%
10200 W. 44th Ave. #400                 50,000
Wheat Ridge, CO  80033        (owned by Jeraldine Whiting, wife)


NOTE: Adult Emancipated Relatives of Wesley Whiting own shares as shown below. Wesley Whiting disclaims any ownership or control thereof.


Blake Whiting                           16,667*                   .09%
957 N. 1300 W.
Salt Lake City, UT  84116

Diane Whiting                           3,333*                    .02%
11425 W. 106th Way
Westminster, CO  80021

Greg Whiting                            6,667*                    .04%
11425 W. 106th Way
Westminster, CO  80021

Risk Management Services, Inc.         10,333*                   .05%
(Beneficially Kip Whiting
and Greg Whiting)

Joshua Whiting, UGTMA                  3,333*                    .02%
11425 W. 106th Way
Westminster, CO  80021

Kip Whiting                            33,560*                   .18%
131 E. 500 N.
Provo, UT  84606

Pat Whiting                            1,667*                    .01%
424 Blithedale Ave.
Mill Valley, CA  94941

Tessa Whiting, UGTMA                   3,333*                    .02%
11425 W. 106th Way
Westminster, CO  80021

La Vean Robbins                        1,667*                    .01%
225 N. 2nd E.
Tremonton, UT 84337

W. Cecil Whiting                       1,667*                    .01%
424 Blithedale Ave.
Mill Valley, CA  94941

*If combined with Wesley Whiting's shares                        .45%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Transactions
     --------------------

     None

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Financial Statements and Schedules. The following financial statements and schedules for NELX, Inc., as of May 31, 1996, and 1995 are filed as part of this report.

                                                                 Page
                                                                 ----
         (1)      Financial statements of NELX, Inc:

                  Reports of Independent Accountants
                  Report of Michael B. Johnson & Co.
                  years ended May 31, 1996 and May 31, 1995       F-1
                  Balance Sheets                                  F-3
                  Statements of Operations                        F-4
                  Statements of Cash Flow                         F-5
                  Statements of Shareholders' Equity              F-7
                  Notes to Financial Statements                   F-8 - F-13

     (2) Financial Statement Schedules:

          (a) None

          (b) Reports on Form 8-K:

8-K dated         July 14, 1995                Incorporated by reference as
                                               filed with Securities and
                                               Exchange Commission

8-K dated         November 9, 1995             Incorporated by reference as
                                               filed with Securities and
                                               Exchange Commission

8-K dated         January 11, 1996             Incorporated by reference as
                                               filed with Securities and
                                               Exchange Commission

          (c) Exhibits

Item No.
(under 601)

4.1*              Articles of Incorporation and By-Laws:
                  Incorporated by Reference as filed with Form 10 with the Securities and Exchange Commission

10.4* S-8 Registration Statement filed February 20, 1996, as Commission No. 33-91826.

13.1*             Quarterly Report of NELX, Inc. 10-QSB for Period ended
                  August 31, 1995.

13.2*             Quarterly Report of NELX, Inc. 10-QSB for Period ended
                  November 30, 1995.

13.3*             Quarterly Report of NELX, Inc. 10-QSB for Period ended
                  February 28, 1996.

22.1              Subsidiaries of Registrant


* Previously filed

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                                        NELX, INC.

March 18, 1997
                                             by:  \s\ Wesley F. Whiting
                                                 -------------------------------
                                                  Wesley F. Whiting
                                                  President


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


\s\ Wesley F. Whiting
-------------------------------
Wesley F. Whiting, President and                   March 18, 1997
                   Director                        --------------
                                                   Date

\s\ Reed L. Clayson                                March 18, 1997
------------------------------                     --------------
Reed L. Clayson, Secretary and                     Date
                 Director

\s\ Grant Gaeth                                    March 18, 1997
------------------------------                     --------------
Grant Gaeth, Director                              Date

                                   NELX, INC.
                          INDEPENDENT AUDITORS' REPORT
                        CONSOLIDATED FINANCIAL STATEMENTS
                         For the Year Ended May 31, 1996

                         Michael B. Johnson & Co., P.C.
                          (A Professional Corporation)

                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                               Telephone: (303)796-0099
Member: A.l.C.P.A.                                            Fax: (303)796-0137
Colorado Society of C.P.A.'s


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of NELX, Inc.

We have audited the accompanying balance sheet of NELX, Inc., as of May 31, 1996, and the related statements of operations, cash flows and changes in stockholders' equity for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

As shown in the financial statements, the company incurred a net loss of $2,908,318 for 1996 and had incurred a substantial net loss in the prior year. At May 31, 1996, current liabilities exceed current assets by $533,787. These factors indicate that the company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NELX, Inc., as of May 31, 1996 and the results of its operations and its cash flow for the period May 31, 1996, in conformity with generally accepted accounting principles.



/S/  MICHAEL B. JOHNSON & CO., P.C.
-----------------------------------


Denver, Colorado
February 28, 1997


                                   NELX, Inc.
                           Consolidated Balance Sheets
                                     May 31,
ASSETS:                                                      1996             1995
-------                                                      ----             ----
Current Assets:
  Cash and cash equivalents                               $     8,701     $    11,104
  Prepaid expenses                                               --            22,524
  Accounts Receivable                                            --            31,829
  Accrued Interest Receivable                                     500          56,100
                                                          -----------     -----------
     Total Current Assets                                       9,201         121,557

Fixed Assets:
  Land                                                      3,716,801       3,240,027
  Gas Plant                                                 1,000,000       1,000,000
  Equipment                                                     8,654           5,742
  Apartment & Office Buildings                                678,063         501,088
                                                          -----------     -----------
                                                            5,403,518       4,746,857
  Less Accumulated Depreciation                              (132,725)       (260,651)
                                                          -----------     -----------
     Net Fixed Assets                                       5,270,793       4,486,206

Other Assets:
  Deposits                                                      3,950           3,950
  Lease and Royalty Interest                                     --           770,140
  Notes Receivable                                               --           735,000
  Investments                                                  10,000            --
                                                          -----------     -----------
     Total Other Assets                                        13,950       1,509,090
                                                          -----------     -----------

TOTAL ASSETS                                                5,293,944       6,116,853
                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable                                        $   139,649     $    30,179
  Accounts Payable - Related Parties                             --            85,304
  Advance Payable                                              29,000          35,000
  Current Portion of Long-Term Debt                           368,214         512,650
                                                          -----------     -----------
     Total Current Liabilities                                536,863         663,133

Long-Term Liabilities:
  Notes Payable                                             1,594,733       1,376,856
                                                          -----------     -----------
     Total Long-Term Liabilities                            1,594,733       1,376,856
                                                          -----------     -----------

TOTAL LIABILITIES                                           2,131,596       2,039,989

STOCKHOLDERS' EQUITY:

  Common Stock, $.0001 par value 500,000,000
   shares authorized, 18,947,300 and 10,437,581
   issued and outstanding at May 31, 1996
   and 1995, respectively                                       1,895           1,044

  Additional paid-in capital                                7,183,780       5,195,578

  Deficit Accumulated During the Development Stage         (4,023,327)     (1,119,758)
                                                          -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                                  3,162,348       4,076,864
                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  5,293,944       6,116,853
                                                          ===========    ============



             The accompanying notes are considered an integral part of these financial statements.


                                   NELX, INC.
                 CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS
                         For the Year Ended May 31, 1996

                                                         For the                    For the
                                                        Year Ended                 Year Ended
                                                          May 31,                    May 31,
                                                           1996                       1995
                                                       ------------                ------------
REVENUES:
---------
Oil & gas sales                                        $     72,336                $    117,994

Cost of Sales                                               (44,839)                   (307,595)
                                                       ------------                ------------

Gross Profit                                                 27,497                    (189,601)

EXPENSES:
---------
         Consulting                                         810,850                        --
         Salaries                                            59,199                      73,271
         Office Expense                                      23,248                      14,900
         Travel                                              20,685                      14,441
         Lease Expense                                      352,898                        --
         Repairs & Maintenance                                1,497                        --
         Professional Fees                                  174,950                      25,992
         Telephone & Utilities                               42,062                      14,035
         Depreciation & Depletion                            75,207                      79,503
         Miscellaneous                                       84,825                      31,437
         Interest Expense                                   170,437                     149,747
                                                       ------------                ------------

         Total Expenses                                   1,815,858                     403,326
                                                       ------------                ------------

OTHER REVENUES & (EXPENSES):
----------------------------
         Net Rental Expense                                 (70,430)                    (30,300)
         Miscellaneous Income                                  --                         5,266
         Interest Income                                     10,185                      60,863
                                                       ------------                ------------

Total Other Revenue & (Expenses)                            (60,245)                     35,829

NET LOSS BEFORE EXTRAORDINARY ITEMS                    $ (1,848,606)               $   (557,098)

EXTRAORDINARY ITEMS:
--------------------

Loss on Write Off of Non-Producing Assets                  (759,959)                   (434,763)
Sale of Subsidiary Assets                                  (295,004)                       --
                                                       ------------                ------------

NET LOSS                                               $ (2,903,569)               $   (991,861)
                                                       ============                ============

Loss per Common Shares:

Loss Before Extraordinary Items                               (0.10)                      (0.06)
Extraordinary Items (Note 3)                                  (0.06)                      (0.04)
                                                       ------------                ------------

Net Loss Per Share                                     $      (0.16)               $      (0.10)
                                                       ------------                ------------

Weighted Average Number of
Shares Outstanding                                       14,692,441                   9,730,097




         The accompanying notes are considered an integral part of these financial statements.


                                   NELX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         For the Year Ended May 31, 1996

                                                                 For the              For the
                                                                Year Ended            Year Ended
                                                                   May 31,              May 31,
                                                                    1996                  1995
                                                                -----------           -----------
Cash Flows from Operating Activities:
  Net Profit (Loss)                                             $(2,903,569)          $  (991,861)
  Amortization and Depreciation                                      55,211                79,503
  Stock Issued for Services                                            --                    --
  (Increase) Decrease in Prepaids
  (Decrease) Increase in Accounts Payable                            22,524               115,571
  (Decrease) Increase in Accounts Payable -                         109,470                13,771
    Related Parties
  (Decrease) Increase in Advance Payable                            (85,304)               (6,774)
  (Increase) Decrease in Investments                                 (6,000)               35,000
  (Increase) Decrease in Accounts Receivable                         31,829                10,258
  (Increase) Decrease in Accrued Interest Receivable                 55,600                  --
  (Increase) Decrease in Deposits                                      --                    --
                                                                -----------           -----------

Net Cash Flows Used for Operating Activities                     (2,730,239)             (744,532)

Cash Flows From Investing Activities:
  Purchase of Fixed Assets                                         (659,121)              (92,092)
  Retirements of Fixed Assets                                         2,460                  --
  Note Receivable                                                   735,000                15,900
  Lease & Royalty Interest                                             --                (166,660)
  Retirement of Lease & Royalty Interest                            587,003               416,455
                                                                -----------           -----------

Net Cash Flow Used for Investing Activities                         665,342               173,603

Cash Flows From Financing Activities:
  Borrowing Under Notes Payable                                     248,037               360,728
  Principal Payments on Notes Payable                              (174,596)                 --
  Issuance of Common Stock:
         Exchange for Assets/Liabilities,
         Services Rendered and Cash                               1,989,053               216,544
                                                                -----------           -----------

Net Cash Flows Provided by Financing Activities                   2,062,494               577,272

Increase (Decrease) in cash                                          (2,403)                6,343
                                                                -----------           -----------

Cash and Cash Equivalents -- Beginning of Year                       11,104                 4,761
                                                                -----------           -----------

Cash and Cash Equivalents -- End of Year                        $     8,701           $    11,104
                                                                ===========           ===========


             The accompanying notes are considered an integral part
                          of the financial statements.

                                   NELX, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS, (Cont.)
                         For the Year Ended May 31, 1996

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------

Noncash Activities
------------------

     The company issued 1,520,100 common shares in exchanges for cash.

     The company issued 4,058,619 common shares in exchanges for services.

     The company issued 1,000,000 common shares in exchange for a 10% investment in home improvement financing, Inc.

     The company issued 750,000 common shares in exchange for a 100% investment in Radarfind, Inc.

     The company issued 570,000 common shares in exchange for the acquisition of seven oil wells.

     The company issued 350,000 common shares in exchange for a mini mall located in Kansas.

     The company issued 150,000 common shares in exchange for a 100% ownership of Crystal Mountain Water, Inc.

     The company issued 111,000 common shares in relief of $ 14,906 interest owed to Joshua Foss.

Interest
--------

     Interest expense paid for the year was $29,054.

                                   NELX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  May 31, 1996


                                                     Common Stock                                Additional
                                                                                Paid-In          Accumulated
                                            # of Shares        Amount            Capital          Deficit
                                            -----------        ------            -------          -------

Balances May 31, 1995,                      10,437,581        $1,044            $5,195,578      $ (1,119,758)

Issuance of Common Stock for Cash            1,520,100           152               382,086                --

Issuance of Common Stock for
  Services Rendered                          4,058,619           406               917,520                --

Issuance of Common Stock for Assets
  Acquired or Reduction
  in Liabilities                             2,931,000           293               688,596                --

Current Period Net Loss                             --            --                    --       ( 2,903,569)
                                            ----------        ------         -------------       -----------

Balance at May 31, 1996                     18,947,300        $1,895            $7,183,780       $(4,023,327)
                                            ==========        ======         =============       ===========






















                       The accompanying notes are considered an integral part
                                    of these financial statements.

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

     The following is a summary of NELX, Inc.'s (Company) significant accounting policies:

     Organization
     ------------

     The Company was incorporated March 25, 1983 under the laws of Kansas for the purpose of acquiring, dealing in and, if warranted, developing oil and gas properties. The Company may also engage in other businesses or activities unrelated to natural resources which management believes hold potential for profit. On October 25, 1983, the Company amended its Articles of Incorporation increasing its authorized shares of 0.0001 par value common stock from 200,000,000 to 500,000,000 shares.

     On  October  30,  1993,  a  special  meeting  of  Shareholders   was  held.
     Stockholders approved a name change of the Company from Nelson Exploration, Inc., to NELX, Inc.

     On November 30, 1993 the Board approved a "reverse split" of the issued and outstanding shares of common stock based upon issuance of one (1) new common share in exchange for each 30 shares of (old) common stock issued and outstanding effective as of December 31, 1993.

     Principles of Consolidation:
     ----------------------------

     The consolidated financial statements include the assets, liabilities, revenues, and expenses of NELX, Inc. and its wholly-owned subsidiary, MS Oil, Inc. The business combination with MS Oil, Inc. was accounted for the pooling of interest method which includes the direct cost of acquisition. Investment in MS Oil, Inc. is carried at cost. All significant inter-company transactions have been eliminated in consolidation. In May 1996, the assets of MS Oil, Inc. were sold to Applied Mechanics, Inc.

     Cash and Cash Equivalents:
     --------------------------

     For purposes of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts.

     Fixed Assets and Depreciation/Depletion:
     ----------------------------------------

     The purchased equipment is recorded at cost, and the equipment and gas plant received in the purchase of Westwind Production Company, Inc., are recorded at fair market value. The equipment is not yet in use, therefore, no depreciation is being recorded.

     The useful lives of property, plant, equipment, and operating leases, for purposes of computing depreciation/depletion are:

     Buildings                                 31.5 - 39.5 years
     Machinery & equipment                     6.0 years
     Plant                                     27.5 years
     Oil & Gas Leases                          15% of gross revenue generated

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. CON'T:
-----------------------------------------------------------

     In 1996 and 1995, respectfully, depreciation and depletion expense of $75,207 and $79,503 was charged to operations.

     Income taxes
     ------------

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     At May 31,  1996,  the  Company had net  operating  loss  carryforwards  of approximately $4,023,327 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:

               2000                                  $   14,630
               2001                                      20,180
               2002                                        --
               2003                                      19,735
               2004                                      22,537
               2005                                       2,401
               2006                                       6,447
               2007                                       2,487
               2008                                      67,274
               2009                                        --
               2010                                     964,067
               2011                                   2,903,569
                                                    -----------

                                                     $4,023,327
                                                     ==========

     There was no provision or benefit for income taxes in fiscal 1996.

     Reclassifications:
     ------------------

     Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1996 presentation.

     Use of Estimates in the Preparation of Financial Statements:
     ------------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. CON'T:
-----------------------------------------------------------

     the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - ACQUISITION OF SUBSIDIARIES & ASSETS:
----------------------------------------------

     On November 30, 1993, the Company issued shares of NELX, Inc. common stock to Richard E. Gash Electric Profit Sharing Plan in part payment for five acres of land more or less located north of the Jefferson County Airport in Broomfield, Colorado zoned B-2 PUD. Purchase price was $400,000 paid by a promissory note in the amount of $200,000 bearing interest only annually at 8% per annum payable in a lump sum on or before July 15, 1997. The balance of $200,000 was paid by issue of 10,000,000 shares of common stock of the Registrant.

     During 1994, the five acres of land was sold to P.D. McK & Co. in exchange for a $765,000 note. During 1996, P.D. McK & Co. defaulted on the note. As a result of the default, NELX, Inc. took back possession of the five acres of land. The value of the land is $400,000 which is original cost.

     In May 1994, the Company acquired all of the outstanding shares of common stock of MS Oil, Inc. a Colorado corporation, with a primary purpose of acquiring and developing oil and gas properties in exchange for 330,020 shares of the Company's common stock. Under the terms of the agreement, each MS Oil, Inc. share was exchanged for 20 common shares of the Company's shares. In May 1996, the assets of MS Oil, Inc. were sold to Applied Mechanics, Inc. in exchange for forgiveness of a $150,000 note payable to Tel Oil, Inc. The Company's common shares are still outstanding and are being held by Applied Mechanics, Inc.

     In accordance with the purchase agreement dated May 23, 1995, by and between NELX, Inc. and Cortland Energy, Inc., the Company issued to Cortland Energy, Inc. 550,000 shares of NELX, Inc. common stock in exchange for an acquisition of oil interest. The oil lease was valued at $163,350. At the end of May 1996, the oil lease was deemed worthless and subsequently written off.

     On September 7, 1995, the Company exchanged 750,000 shares of common stock to the stockholders of Radarfind, Inc. for 100% interest in Radarfind, Inc. The Company assessed the value of Radarfind, Inc. at $187,500. In May 1996, the investment in Radarfind, Inc. was deemed worthless and subsequently written off.

     On February 8, 1996, the Company exchanged 1,000,000 shares of common stock for a 10% interest in Home Improvement Financing, Inc. The Company assessed the value of Home Improvement Financing, Inc. at $250,000. In May 1996, the investment in Home Improvement Financing, Inc. was deemed worthless and subsequently written off.

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

NOTE 3 - EXTRAORDINARY ITEM:
----------------------------

     The  current  year   Statement  of  Operations  was  charged  with  various
     write-offs of non-productive assets:

       Loss on Investments:

             Radarfind, inc.                            $ 187,500
             Home Improvement Financing, Inc.             250,000
             Naples, Florida House                          2,459

     Non-collectible notes receivable:

             P.D. McK & Co.                               320,000
                                                          -------

     Extraordinary Losses                               $ 759,959
                                                        =========

     In May 1996, the Company wrote off several non-productive investments. These investments were written off et their undepleted balances of $439,959.

     In May 1996, the note receivable from P.D. McK & Co., for the land located north of the Jefferson County Airport was deemed uncollectible. The note balance, net of the value of the land, was written off et a $320,000 loss.

NOTE 4 - NOTES RECEIVABLES
--------------------------

     Following is a summary of notes receivables at May 31,

                                                      1995             1996
                                                      ----             ----

Note receivable from P.D. McK & Co., Inc.
at 8%, due 05/95, secured by first deed
of trust for land in Boulder County,
Colorado, payable in lump sum payment                $735,000            -


                                              NELX, INC.
                                    NOTES TO FINANCIAL STATEMENTS
                                             May 31, 1996

NOTE 5 - LONG-TERM DEBT
-----------------------

Following is a summary of long-term debt at May 31,
                                                                         1995             1996
                                                                         ----             ----
         8%       Note payable to Latter Day Saints
                  Church Real Estate, due 01/2008,
                  secured by office building in Provo,
                  Utah                                                 $402,972         $380,963

         7.6%     Note payable to CNETCO, Inc., due
                  10/05, secured by 4th mortgage on
                  property                                                   -            31,875

         13.75%   Note payable to Chrysler First Financial
                  Services,  Inc., due 06/97, secured by
                  first deed of trust on apartment building in Denver, Colorado

         8%       Notes payable to Standard Financial
                  Services, Inc., due 01/94, and 9/30/95
                  secured by land in Weld County, CO,
                  and an apartment complex in
                  Englewood, Colorado                                    25,541           25,541

         8%       Note payable to Linda K. Gash Trust
                  Fund, due 07/97, secured by first deed
                  of trust on land in Boulder County,
                  Colorado                                              200,000          200,000

         8%       Note payable to Richard E. Gash
                  Electric Company, Inc., due 07/97,
                  secured by first deed of trust on land in
                  Adams County, Colorado                                200,000          200,000

         8%       Note payable to Meheen Engineering
                  Corp. Profit Sharing Plan Trust, due
                  09/98, secured by first deed of trust on
                  land in Brighton, Colorado                            500,000          500,000

         14%      Note payable to DBL Mortgage Corp.,
                  due 12/95, secured by first deed of trust
                  on land in Weld County, Colorado                      240,000          240,000

         Various  Unsecured notes payable to officers,
         %        due on various dates through 1996 at
                  interest rates from 8% - 10%                          114,487          83,005

         Less:    Current maturities included in current
                  liabilities                                          (363,135)        (368,214)
                                                                     ----------       ----------
                                                                     $1,376,856       $1,315,761
                                                                     ==========       ==========

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

NOTE 5 - LONG-TERM DEBT, CON'T:
-------------------------------

     Following are maturities of long-term debt for each of the next years:


                    1998                          $   24,061
                    1999                             924,167
                    2000                              26,162
                    2001                              28,323
                    2002                              30,661
                                                   ---------
                                                   1,033,374
                                                   ---------
                    Remaining Balance                282,387
                    -----------------                -------

                    Total Long-Term Debt          $1,315,761
                                                  ==========



     Real Estate Loans:
     ------------------

     As of May 31, 1996, NELX, Inc. was in default upon two real estate loans. The first loan is upon the Company's Erie, Colorado real estate in the amount of $240,000 to DBL Mortgage, which loan has been placed in foreclosure. Subsequent to year end, the Company negotiated a work out with the lender providing for an extension to bring the note current. On October 4, 1995 the Company paid $75,000 to cure the foreclosure.

     The second loan for $25,541 is upon the land in Weld County,  Colorado, and
     the  apartment  complex  in  Englewood,   Colorado  to  Standard  Financial
     Services, Inc. Foreclosure was commenced (Note 8).

NOTE 6 - GOING CONCERN:
-----------------------

     The Company incurred a net loss of $2,908,318 for 1996 and has incurred a substantial net loss in the prior year. At May 31, 1996, current liabilities exceed current assets by $533,787. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue existence.

NOTE 7 - RELATED PARTY TRANSACTION:
-----------------------------------

     A note payable to Michael Littman, a shareholder of the Company, had a balance of $21,711 at May 31, 1996. This amount represents monies advanced to the Company for operating expenses. These amounts will be repaid when funds become available.

NOTE 8 - SUBSEQUENT EVENTS:
---------------------------

     The note to Standard Financial Services, Inc. in the amount of $25,541 was in default at May 31, 1996. In February 1997, the apartment complex in Englewood, Colorado was turned over to Standard Financial Services, Inc. as a result of the default.

                                  EXHIBIT 22.1


                           Subsidiaries of Registrant


1. MS Oil Company, Inc., a Colorado corporation, 100% of stock owned by NELX, Inc.

2. CS, Inc., a Utah corporation, 100% of stock owned by NELX, Inc.

3.       Westwind Production Company, Inc., 100% of stock owned by
         NELX, Inc.

4.       NELX Marketing, Inc.