Form 10QSB
period 1996-08-31
NELX INC
filed 1997-04-18
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the quarterly period ended 08/31/96
                                                    ---------

                         Commission file number 0-21210
                                                --------


                                   NELX, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




         Kansas                                            84-0922335
--------------------------------                       ------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                 10200 W. 44th Ave. #400, Wheat Ridge, CO 80033
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(303) 422-9497
                                                                 --------


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

As of August 31, 1996, there were 18,367,507 outstanding shares of common stock, par value $.0001 were outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
             ---------------------

                            NELX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                     August             May
ASSETS                                              31, 1996          31, 1996
                                                   ----------        ----------
CURRENT ASSETS:
     Cash and Cash Equivalents                         (1,094)            8,701
     Prepaid Expenses                                       0                 0
     Accounts Receivable                                    0                 0
     Accrued Interest Receivable                          500               500
                                                   ----------        ----------
          Total Current Assets                           (594)            9,201

FIXED ASSETS: (Note 1)
     Land                                           3,718,452         3,716,801
     Gas Plant                                      1,000,000         1,000,000
     Vehicles                                           3,825                 0
     Equipment                                          8,654             8,654
     Apartment & Office Bldgs                         678,063           678,063
                                                   ----------        ----------
                                                    5,408,994         5,403,518
     Less Accumulated Depreciation                   (145,151)         (132,725)
                                                   ----------        ----------
          Total Net Fixed Assets                    5,263,844         5,270,793

OTHER ASSETS:
     Deposits                                           3,950             3,950
     Lease & Royalty Interests                              0                 0
     Notes Receivable                                       0                 0
     Investments                                       10,000            10,000
                                                   ----------        ----------
          Total Other Assets                           13,950            13,950

       TOTAL ASSETS                                 5,277,199         5,293,944
                                                   ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                    138,649        139,649
     Advance Payable                                      29,000         29,000
     Accrued Expenses                                          0              0
     Current Portion LTD                                 368,214        368,214
                                                      ----------     ----------
          Total Current Liabilities                      535,863        536,863

LONG TERM DEBT
     Note Payable                                      1,606,837      1,594,733
                                                      ----------     ----------

STOCKHOLDER'S EQUITY (DEFICIT):
     Common Stock, $.0001 par value
          - 500,000,000                                    1,965          1,895
      shares authorized, 18,947,300
         and 19,648,723 issued and
         outstanding at August 31, 1996
         and May 31, 1996
     Additional Paid In Capital                        7,254,717      7,183,780

     Retained Earnings                                (4,122,183)    (4,023,327)
                                                      ----------     ----------

     Total Stockholder's Equity                        3,134,499      3,162,348
                                                      ----------     ----------

     TOTAL LIABILITIES &
         STOCKHOLDER'S EQUITY                          5,277,199      5,293,944
                                                      ==========     ==========

             The accompanying notes are considered an integral part
                           these financial statements

                            NELX, INC. AND SUBSIDIARY
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                   Three Months
                                                 Ended August 31,
                                                      1996              1995
                                                 ---------------    -----------

OPERATING REVENUES
   Oil & Gas Sales                                           0           20,673

Cost of Sales                                            1,800          150,359
                                                   -----------      -----------

Gross Profit                                            (1,800)        (129,686)

OPERATING EXPENSES
   Salaries                                                  0           14,248
   Office Expense                                       14,884           13,043
   Travel                                                    0            6,127
   Professional Fees                                    56,312           98,361
   Telephone & Utilities                                 5,279            4,446
   Depreciation & Depletion                             12,425           22,972
   Miscellaneous                                             0
   Interest Expense                                          0           32,558
                                                   -----------      -----------
     Total Operating Costs                              88,900          191,755

Other Revenues & (Expenses)
   Net Rental Expense                                   (8,158)          (5,811)
   Interest Income                                           0            4,476
   Miscellaneous Income                                      0                0
                                                   -----------      -----------
     Total Other Revenues & Expenses                    (8,158)          (1,335)

NET INCOME (LOSS)                                      (98,859)        (322,776)
                                                   ===========      ===========

Weighted average number of
  shares outstanding - see note                     19,648,723       13,745,413

Net Loss Per Share                                       (0.01)           (0.02)

                           NELX, INC., AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                               Three Months
                                             Ended August 31,
                                                   1996                 1995
                                             ----------------        ----------

Cash Flows From
 Operating Activities:

Net Profit (Loss)                                 (98,859)             (322,775)

 Depreciation                                      12,426                22,972
 Stock issued for services                         51,435               242,000
 (Increase) decrease in Accts Receivable                                 55,600
 (Increase) decrease in Prepaids
 (Increase) decrease in Deposits
 (Decrease) Increase in Accrued Expenses                                (21,288)
 (Decrease) Increase in Accts Payable              (1,000)               (3,500)
 (Decrease) Increase in Accts Payable
  Related Parties                                                         3,357
                                                 --------              --------
Net Cash Flows Used for                           (35,998)              (23,634)
 Operating Activities

Cash flows from investing activities
  (Purchase) sale of fixed assets                  (5,476)              (21,523)
  (Purchase) Sale of Note receivable
  (Purchase) Sale of Investment
  (Purchase) Sale of Lease interests
                                                 --------              --------
Total cash used for investing                      (5,476)              (21,523)

Cash flows from financing activities
   Increase (Decrease) in Note payable             12,104                30,066
   Sale of common stock                            19,575                12,125
                                                 --------              --------
Total cash from financing activities               31,679                42,191

Increase (Decrease) in cash                        (9,795)               (2,966)
                                                 --------              --------

Cash and cash equivalents -
 beginning of period                                8,701                11,104
                                                 --------              --------

Cash and cash equivalents
  end of period                                    (1,094)                8,138
                                                 ========              ========

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

     The Company has experienced continuing operating expenses for the three month period of $88,900 as compared to 1995 expenses of $191,755 for the same period. The revenues for the period totaled $0 from oil and gas operations. The Company recorded a net loss of $98,859 for the period as compared to a $322,775 loss for the same period in fiscal year 1995. The Company losses on operations will continue until income from oil and gas operations and real estate sales and development can be achieved. While the Company is seeking capital sources for investment in oil and gas wells and real estate development, there is some assurance that sources can be found.

     The Company had only minimal revenue from real estate rental and no other revenue.

Liquidity and Capital Resources
-------------------------------

     The Company had inadequate cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

PART II

                                OTHER INFORMATION


 Item 1.  Legal proceedings - None.
 Item 2.  Changes in securities - None.
 Item 3.  Defaults upon senior securities - None.
 Item 4.  Submission of matters to a vote of security holders - None.
 Item 5.  Other information - None.
 Item 6.  Exhibits and reports on Form 8-K
         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                  None.

         (b) Reports on Form 8-K filed during the three months ended August 31, 1996:

                  None.


                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NELX, Inc.

                                            (Registrant)


Date: April 17, 1997                        /s/  WESLEY F. WHITING
                                           ------------------------------------
                                            Wesley F. Whiting, President