Form 10QSB
period 1996-11-30
NELX INC
filed 1997-04-18
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the quarterly period ended 11/30/96
                         Commission file number 0-21210


                                   NELX, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Kansas                                         84-0922335
---------------------------------                    -----------------
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

As of November 30, 1996, there were 20,085,619 outstanding shares of common stock, par value $.0001 were outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
             ---------------------

                            NELX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                    November            May
ASSETS                                              30, 1996          31, 1996
                                                   ----------        ----------
CURRENT ASSETS:
     Cash and Cash Equivalents                          1,009             8,701
     Prepaid Expenses
     Accounts Receivable
     Accrued Interest Receivable                          500               500
                                                   ----------        ----------
          Total Current Assets                          1,509             9,201

FIXED ASSETS: (Note 1)
     Land                                           3,711,455         3,716,801
     Gas Plant                                      1,000,000         1,000,000
     Vehicles                                           3,825
     Equipment                                          8,654             8,654
     Apartment & Office Buildings                     678,063           678,063
                                                   ----------        ----------
                                                    5,401,997         5,403,518
     Less Accumulated Depreciation                   (157,576)         (132,725)
          Total Net Fixed Assets                    5,244,421         5,270,793

OTHER ASSETS:
     Deposits                                           3,950             3,950
     Note Receivable
     Lease & Royalty Interests
     Investments                                       10,000            10,000
          Total Other Assets                           13,950            13,950
                                                   ----------        ----------

       TOTAL ASSETS                                 5,259,880         5,293,944
                                                   ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                  138,649          139,649
     Advance Payable                                    29,000           29,000
     Accrued Expenses
     Current Portion LTD                               368,214          368,214
                                                    ----------       ----------
          Total Current Liabilities                    535,863          536,863

LONG TERM DEBT
     Note Payable                                    1,618,556        1,594,733
                                                    ----------       ----------

STOCKHOLDER'S EQUITY (DEFICIT):
     Common Stock, $.0001 par value
         - 500,000,000                                   2,183            1,895
                                                    ----------       ----------
      shares authorized, 10,437,581
         and 14,541,800 issued and
         outstanding at May 31, 1995
         and November 30, 1995
     Additional Paid In Capital                      7,365,964        7,183,780

     Retained Earnings                              (4,262,686)      (4,023,327)
                                                    ----------       ----------

     Total Stockholder's Equity                      3,105,461        3,162,348
                                                    ----------       ----------

      TOTAL LIABILITIES &
         STOCKHOLDER'S EQUITY                        5,259,880        5,293,944
                                                    ==========       ==========

             The accompanying notes are considered an integral part
                           these financial statements


                           NELX, INC. AND SUBSIDIARY
                  Consolidated Statement of Income and Expense
                                    (Unaudited)

                                            3 Months                            6 Months
                                            Ended November 30                   Ended November 30
                                               1996             1995              1996                1995
                                            ---------------------------         -----------------------------
OPERATING REVENUES
Oil & Gas Sales                                    0           10,243                   0              30,916
Consulting Fees                                    0            1,057                   0               1,057
                                                             --------                                --------
                                                               11,300                                  31,973
OPERATING EXPENSES
Rent                                               0            6,618
Office                                        11,437           16,761              26,321              36,423
Travel                                             0            2,921                   0               9,048
Lease expenses                                     0                0                   0                   0
Professional fees                             55,030           11,093             111,342             257,868
Telephone & Utilities                          2,014            3,819               7,293               8,264
Miscellaneous                                      0                0                   0                   0
Taxes & Licenses                                   0                0                   0                   0
Consultants                                        0           14,240
Oil & Gas Operating                           50,000           14,279              51,800              30,464
Wages                                              0           17,910                   0              32,158
Interest expense                                   0            1,531                   0              34,089
                                            --------         --------            --------            --------

Total Operating Expenses                     118,481           89,172             196,756             408,314

OTHER REVENUES & (EXPENSES)
Rental & Miscellaneous                             0           (4,008)                  0                   0
Interest income                                2,000              (78)             (2,000)              4,554
Depreciation                                  12,425            9,257             (24,850)
Sale of Assets                                     0                0                   0                   0
Sale of lease interests                            0                0                   0                   0
Rental expenses                                7,598           12,676             (15,756)            (14,479)
                                            --------         --------            --------            --------

Total Other Revenues & Expenses               22,023           17,847             (42,606)            (42,154)

NET INCOME (LOSS)                           (140,504)         (95,719)           (418,495)           (418,495)
                                            ========         ========            ========            ========





                            NELX, Inc. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Three Months                       Six months
                                                     Ended November 30                  Ended November 30
                                                     1996              1995             1996              1995
                                                     ---------         ---------        ---------         ----
Cash Flows From
Operating Activities:

Net Profit (Loss)                                   (140,504)         (95,719)          (239,363)       (418,494)

Depreciation                                          12,424           15,926             24,850          38,898
Stock issued for services                            104,005            7,500            155,440         249,500
(Increase) decrease in Accts Receivable               55,600
(Increase) decrease in Prepaids
(Increase) decrease in Deposits
(Decrease) increase in Accrued Expenses                                 3,432                            (17,856)
(Decrease) increase in Accts Payable                                   (5,933)            (1,000)         (9,433)
(Decrease) increase in Accts Payable
Related Parties                                                        (1,700)                             1,657
(Decrease) increase in advance payable

Net Cash Flows Used for
Operating Activities                               ---------         --------          ---------        ---------
                                                     (24,075)         (76,494)           (60,073)       (100,128)

Cash Flows from investing activities
(Purchase) sale of Fixed Assets                        6,997                0              1,521         (21,523)
(Purchase) sale of Note Receivable
(Purchase) Sale of Investment
(Purchase) sale of Lease Interests

Total cash used for investing                      ---------         --------          ---------        ---------
                                                       6,997                0              1,521          (21,523)

Cash flows from financing activities
Increase (Decrease) in Note Payable                   11,719           17,573             23,823           47,639
Sale of Common Stock                                   7,464           55,132             27,037           67,257
                                                    --------         --------           --------         --------
Total cash from financing  activities                 19,183           72,705             50,860          114,896

Increase (Decrease) in cash                            2,103           (3,789)            (7,692)          (6,755)
                                                    --------         --------           --------         --------

Cash and cash equivalents -
beginning of period                                   (1,094)           8,138              8,701           11,104
                                                    --------         --------           --------         --------

Cash and cash equivalents -
end of period                                          1,009            4,349              1,009            4,349
                                                    ========         ========           ========         ========


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

     The Company has experienced continuing operating expenses for the three month period of $118,481 compared to $89,172 in the same period in 1995. The revenues for the period totaled $0 from oil and gas operations compared with $11,300 for same period in 1995. The Company recorded a net loss of $239,362 for the period as compared to a $95,719 loss for the same period in fiscal year 1995. Other Revenues and Expenses (Real Estate Rental) showed a net loss for the period of ($22,023) as compared to ($17,847) net loss for same period in 1994. The Company losses on operations will continue until income from oil and gas operations and real estate sales and development can be achieved. While the Company is seeking capital sources for investment in oil and gas wells and real estate development, there is no assurance that sources can be found. The Company has only minimal real estate revenues and has no other income.


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

PART II
                                OTHER INFORMATION


         Ite 1.   Legal  proceedings - In November of  1996, Standard Financial, a noteholder of a $50,000 Note commenced foreclosure on the triplex property owned by registrant.
         Item 2.  Changes in securities - None.
         Item 3.  Defaults upon senior securities - None.
         Item 4.  Submission of matters to a vote of security holders - None.
         Item 5.  Other information -  None.
         Item 6.  Exhibits and reports on Form 8-K
                 (a) The following are filed as Exhibits to this Quarterly
                     Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                                  None.

                 (b) Reports on Form 8-K filed during the three months ended
                     November 30, 1996: (incorporated by reference)

                                  None.



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NELX, Inc.
                                            ------------------------------------
                                            (Registrant)


Date: April 17, 1997                        /S/  WESLEY F. WHITING
                                            ------------------------------------
                                            Wesley F. Whiting, President