Form 10QSB
period 1997-02-18
NELX INC
filed 1997-05-15
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the quarterly period ended 02/28/97
                         Commission file number 0-21210


                                   NELX, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




         Kansas                                           84-0922335
-------------------------------                       ------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)


                 10200 W. 44th Ave. #400, Wheat Ridge, CO 80033
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(303) 422-9497
                                                                 ---------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  X       No
                               ---         ---

As of February 28, 1997, there were 22,017,942 outstanding shares of common stock, par value $.0001 were outstanding.

PART 1.           FINANCIAL INFORMATION

     ITEM 1. Financial Statements
             --------------------

                            NELX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                    February            May
ASSETS                                              28, 1997          31, 1996
                                                   ----------       ----------
CURRENT ASSETS:
     Cash and Cash Equivalents                        (10,949)            8,701
     Prepaid Expenses                                       0                 0
     Accounts Receivable                                  500               500
     Accrued Interest Receivable                            0                 0
     Intercompany Receivable                                0                 0
                                                   ----------        ----------
          Total Current Assets                        (10,449)            9,201

FIXED ASSETS: (Note 1)
     Land                                           3,816,952         3,716,801
     Gas Plant                                      1,000,000         1,000,000
     Vehicles                                               0                 0
     Equipment                                         12,479             8,654
     Real Estate                                      472,088           678,063
                                                   ----------        ----------
                                                    5,301,519         5,403,518
     Less Accumulated Depreciation                   (159,797)         (132,725)
                                                   ----------        ----------
          Total Net Fixed Assets                    5,141,722         5,270,793

OTHER ASSETS:
     Lease & Royalty Interests
     Note Receivable                                        3                 0
     Deposits                                           3,950             3,950
     Investments                                       10,000            10,000
     Common Stock Subscribed                                0                 0
          Total Other Assets                           13,953            13,950
                                                   ----------        ----------

       TOTAL ASSETS                                 5,145,227         5,293,944
                                                   ==========        ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                  138,649          139,649
     Advance Payable                                    29,000           29,000
     Current Portion LTD                               368,214          368,214
                                                    ----------       ----------
          Total Current Liabilities                    535,863          536,863

LONG TERM DEBT
     Note Payable                                    1,614,645        1,594,733
                                                    ----------       ----------

STOCKHOLDER'S EQUITY (DEFICIT):
     Common Stock, $.0001 par value
         - 500,000,000                                   2,183            1,895
                                                    ----------       ----------
      shares authorized, 10,437,581
         and 15,894,300 issued and
         outstanding at May 31, 1996
         and February 28, 1997
     Additional Paid In Capital                      7,365,965        7,183,780

     Retained Earnings                              (4,373,430)      (4,023,327)
                                                    ----------       ----------

     Total Stockholder's Equity                      2,994,718        3,162,348
                                                    ----------       ----------

      TOTAL LIABILITIES &
         STOCKHOLDER'S EQUITY                        5,145,226        5,293,944
                                                    ==========       ==========

             The accompanying notes are considered an integral part
                           these financial statements

                                       NELX, INC. AND SUBSIDIARY
                              Consolidated Statement of Income and Expense
                                                 (Unaudited)

                                               3 Months                           9 Months
                                          Ended February 28                  Ended February 28
                                        1996             1997            1996                1997
                                      --------------------------      ------------------------------
OPERATING REVENUES
Oil & Gas Sales                         26,512                   0              57,428                   0
         Cost of Sales                  (3,028)                  0              27,436              50,000
                                      --------            --------            --------            --------
Gross Profit                            29,540                   0              29,992             (50,000)

OPERATING EXPENSES
Salaries                                16,174                   0              48,332                   0
Office                                  24,639              15,228              61,063              35,550
Travel                                   8,264                   0              17,312                   0
Professional fees                       98,166               7,137             356,034             126,279
Telephone & Utilities                    8,005               6,027              16,269              13,320
Depreciation                            25,042              11,790              57,271              36,640
Miscellaneous                           24,970                   0              24,970                   0
Interest expense                         1,491              22,858              35,580              22,858
                                      --------            --------            --------            --------

Total Operating Expenses               206,751              63,040             616,831             234,647

OTHER REVENUES & (EXPENSES)
Net Rental Income (Expense)                262              15,071             (14,740)               (685)
Interest income                            (98)                  0               4,653                   0
Sale of Assets                         (15,000)            (62,775)                  0                   0
Gain (Loss) on disposal                      0                   0                   0             (64,775)
Miscellaneous Income                         0                   0              16,057                   0
                                      --------            --------            --------            --------
Total Other Revenues & Expenses        (14,836)            (47,704)             (5,970)            (65,460)

NET INCOME (LOSS)                     (162,375)            (15,336)           (580,869)           (350,107)
                                      ========            ========            ========            ========

                                             NELX, Inc. AND SUBSIDIARY
                                       Consolidated Statement of Cash Flows
                                                    (Unaudited)

                                                Three Months                        Nine months
                                                Ended February 28                   Ended February 28
                                                1996                  1997            1996              1997
                                                ---------           --------        ---------         --------
Cash Flows From
Operating Activities:

Net Profit (Loss)                                 (85,262)          (110,744)        (637,963)        (350,107)

Depreciation                                       11,780              2,222           27,072           57,272
Stock issued for services                               0                  0          155,440          352,730
(Increase) decrease in Accts Receivable                 0                  0           55,600                0
(Increase) decrease in Prepaids                         0                  0                0                0
(Increase) decrease in Deposits                         0                  0                0                0
(Decrease) increase in Accrued Expenses             3,433                  0                0                0
(Decrease) increase in Accts Payable             (15,175)                  0          (25,357)          (1,000)
(Decrease) increase in advance payable             20,000                  0                0                0
                                                 --------           --------         --------         --------

Net Cash Flows Used for
Operating Activities                              (65,224)          (108,522)        (197,718)        (168,595)

Cash Flows from investing activities
(Purchase) sale of Fixed Assets                         0            100,478          (45,017)         101,999
(Purchase) sale of Note Receivable                      0                  1          (30,003)               1
(Purchase) Sale of Lease Interests                     (1)                 0                0                0
                                                 --------           --------         --------         --------
Total cash used for investing                          (1)           100,479          (75,020)         102,000

Cash flows from financing activities
Increase (Decrease) in Note Payable                11,965             (3,911)           8,643           19,912
Sale of Common Stock                               41,200                 (4)         264,654           27,033
                                                 --------           --------         --------         --------

Total cash from financing activities               53,165             (3,915)         273,297           46,945

Increase (Decrease) in cash                       (12,060)            11,958)             559          (19,650)
                                                 --------           --------         --------         --------

Cash and cash equivalents -
beginning of period                                (4,221)             1,009           11,104            8,701
                                                 --------           --------         --------         --------

Cash and cash equivalents -
end of period                                     (16,281)           (10,949)          11,663          (10,949)
                                                 ========           ========         ========         ========

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

     The Company has experienced continuing operating expenses for the three month period of $63,040 compared to $118,481 in the same period in 1996. The revenues for the period totaled $0 from oil and gas operations compared with $29,540 for same period in 1996. The Company recorded a net loss of $(15,336) for the period as compared to a $(162,375) loss for the same period in fiscal year 1996. Other Revenues and Expenses (Real Estate Rental) showed a net loss for the period of (47,704) as compared to (14,836) net loss for same period in 1996. The Company losses on operations will continue until income from oil and gas operations and real estate sales and development can be achieved. While the Company is seeking capital sources for investment in oil and gas wells and real estate development, there is no assurance that sources can be found. The Company has only minimal real estate revenues and has no other income.


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

PART II


                                OTHER INFORMATION


     Item 1. Legal proceedings -

     NELX, Inc. has been named as a Defendant in a case captioned:

     Allan E. Pezoldt and the Allan E. Pezoldt Revocable Living Trust vs. NELX, Inc., f/k/a Nelson Exploration, Inc., a Kansas corporation, Goodnight/Lowery, Inc., a Colorado corporation, Enviro Research Group, Inc., a Colorado corporation, William L. Goodnight, Individually, and Dennis H. Skelton, Individually.

     The case involves 240 acres of land owned by NELX, Inc. in Weld County, Colorado. A Lis Pendens has been filed against the property. Claims against NELX, Inc. include breach of contract, interference with contractual relations, misrepresentation/fraud, and claims are made for rescission and restitution. NELX, Inc. has filed a counterclaim against the Plaintiffs for slander of title. NELX, Inc. believes it has valid defenses to the claims in this case, and is having settlement discussions with the Plaintiff. A trial date has not been set. Although NELX, Inc. believes it has valid defenses, in the event a judgment were rendered against the Company, it could result in loss of an asset on its books of up to $1,200,000, a very material loss. Outcome of the litigation cannot be predicted.

     Item 2. Changes in securities - None.
     Item 3. Defaults upon senior securities - None.
     Item 4. Submission of matters to a vote of security holders - None.
     Item 5. Other information -

     Three Unit apartment building at 61-65 Quitman Ct., Denver, Colorado was lost in a foreclosure sale in January 1997. Depreciated asset book value to NELX, Inc. was at $90,906 by virtue of the foreclosure a $57,000 loan from Chrysler First Financial plus a second loan of $40,000 to Standard Financial was retired.

     Item 6. Exhibits and reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                      None.

          (b) Reports on Form 8-K filed during the three months ended February 28, 1997: (incorporated by reference)

               February 14, 1997.

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



                                            NELX, Inc.
                                            -----------------------------------
                                            (Registrant)


Date: May 14, 1997                          /S/  WESLEY F. WHITING
                                           ------------------------------------
                                            Wesley F. Whiting, President