Form 10QSB
period 1997-08-31
NELX INC
filed 1998-03-13
CIK 857501

SECURITIES EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the quarterly period ended 08/31/97

                 Commission file number 0-21210


                           NELX, INC.

     (Exact name of registrant as specified in its charter)




     Kansas                                  84-0922335
(State or other jurisdiction                 (I.R.S.Employer
of incorporation or organization)            Identification No.)


         10200 W. 44th Ave. #400, Wheat Ridge, CO  80033
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

                         Yes  X       No   ____

As of August 31, 1997, there were 25,477,000 outstanding shares of common stock, par value $.0001.

PART 1.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                   NELX, INC. AND SUBSIDIARY
                   Consolidated Balance Sheet
                          (Unaudited)

                                   August         May
ASSETS                             31, 1997       31, 1997
CURRENT ASSETS:
  Cash and Cash Equivalents          1,491        (8,533)
  Prepaid Expenses                       0              0
  Accounts Receivable                    0              0
  Accrued Interest Receivable            0              0
    Total Current Assets             1,491        (8,533)

FIXED ASSETS: (Note 1)
  Land                             950,000        950,000
  Gas Plant                        100,000        100,000
  Vehicles                               0              0
  Equipment                         12,479         12,479
  Apartment & Office Bldgs          82,000         82,000
                                 1,144,479      1,144,479

  Less Accumulated Depreciation  (106,154)      (106,154)
     Total Net Fixed Assets      1,038,325      1,038,325


OTHER ASSETS:
  Deposits                           3,950          3,950
  Lease & Royalty Interests              0              0
  Notes Receivable                       0              0
  Investments                            0              0
     Total Other Assets              3,950          3,950

   TOTAL ASSETS                  1,043,766      1,033,742

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts Payable                  489,424        489,424
  Advance Payable                         0              0
  Accrued Expenses                  374,149        374,149
  Current Portion LTD               812,252        812,252
     Total Current Liabilities    1,675,825      1,675,825

LONG TERM DEBT
  Note Payable                       33,117         30,617

STOCKHOLDER'S EQUITY (DEFICIT):
  Common Stock, $.0001 par value
     - 500,000,000                    2,548          2,548
  shares authorized, 18,947,300
     and 19,648,723 issued and
     outstanding at August 31, 1996
     and May 31, 1996
  Additional Paid In Capital      7,441,162      7,441,162

  Retained Earnings             (8,108,886)    (8,116,410)

  Total Stockholder's Equity      (665,176)      (672,700)

  TOTAL LIABILITIES &
     STOCKHOLDER'S EQUITY         1,043,766      1,033,742

  The accompanying notes are considered an integral part of these financial statements.

                  NELX, INC. AND SUBSIDIARY
              Consolidated Statement of Operations
                          (Unaudited)

                                          Three Months
                                         Ended August 31,
                                   1997           1996

OPERATING REVENUES
    Sale of ORRI                 25,000              0
    Misc. Income                 11,000              0
Cost of Sales                     1,944          1,800

Gross Profit                     34,056        (1,800)

OPERATING EXPENSES
   Salaries                           0              0
   Office Expense                 3,031         14,884
   Travel                             0              0
   Professional Fees             23,700         56,312
   Telephone & Utilities          (199)          5,279
   Depreciation & Depletion           0         12,425
   Miscellaneous                      0              0
   Interest Expense                   0              0
     Total Operating Costs       26,532         88,900

Other Revenues & (Expenses)
   Net Rental Expense                 0        (8,158)
   Interest Income                    0              0
   Miscellaneous Income               0              0
     Total Other Revenues
     & Expenses                       0        (8,158)


NET INCOME (LOSS)                 7,524       (98,858)

Weighted average number of
 shares outstanding - see    25,477,000     19,648,723
 note

Net Loss Per Share                 0.00         (0.01)

                   NELX, INC., AND SUBSIDIARY
              Consolidated Statement of Cash Flows
                          (Unaudited)

                                             Three Months
                                             Ended August 31,
                                     1997            1996

Cash Flows From
Operating Activities:

Net Profit (Loss)                   7,524        (98,859)

Depreciation                                       12,426
Stock issued for services                          51,435
(Increase) decrease in Accts
 Receivable
(Increase) decrease in Prepaids
(Increase) decrease in Deposits
(Decrease) Increase in Accrued
 Expenses
(Decrease) Increase in Accts
 Payable                                           (1,000)
(Decrease) Increase in Accts
 Payable
 Related Parties
Net Cash Flows Used for              7,524        (35,998)

Operating Activities

Cash flows from investing
 activities
 (Purchase) sale of fixed assets                   (5,476)
 (Purchase) Sale of Note receivable
 (Purchase) Sale of Investment
 (Purchase) Sale of Lease interests
Total cash used for investing             0        (5,476)

Cash flows from financing
 activities
 Increase (Decrease in Note payable   2,500         12,104
 Sale of common stock                     0         19,575
Total cash from financing
 activities                           2,500         31,679

Increase (Decrease) in cash          10,024        (9,795)

Cash and cash equivalents -
 beginning of period                (8,533)          8,701
Cash and cash equivalents
 end of period                        1,491        (1,094)

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.


Results of Operations for quarter ended August 31, 1997 compared to same period in 1996.

      The Company has experienced continuing operating expenses for the three month period of $26,532 as compared to $88,900 in the same period for 1996. The revenues for the period totaled $34,056 from operations compared with $0 for same period in 1996. The Company recorded a net loss of $(7,524) for the period as compared to a $(98,858) loss for the same period in fiscal year 1996. Other Revenues and Expenses (Real Estate Rental) showed a net loss for the period of $0 as compared to $(8,158) net loss for the same period in 1996. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has only minimal revenues and has no other income.

Liquidity and Capital Resources

      The Company had inadequate cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

PART II



                       OTHER INFORMATION




       Item 1. Legal  proceedings  -        There  are presently
               no material pending legal proceedings which would result in any uninsured liability, other than routine litigation incidental to the business, to which the Registrant is a party except as follows: The Company is Defendant in a suit filed by Allan Pezoldt naming the Company as a co-defendant in El Paso County, Colorado. Plaintiff's counsel filed a Lis Pendens on the Erie property, and served a complaint on the Company in February 1997. The Company believes any suit by Allan Pezoldt has no merit whatsoever, and is vigorously defending the suit.

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

                            None.

                      (b) Reports on Form 8-K filed during the three months ended August 31, 1997:

                            July 1, 1997

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NELX, Inc.
Date:     March 2, 1998

                              by:/s/Charles L. Stout
                              Charles L. Stout, President