Form 10KSB
period 1997-05-31
NELX INC
filed 1998-03-17
CIK 857501

SECURITIES EXCHANGE COMMISSION
                    Washington, D.C.  20549

                        FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended May 31, 1997

                Commission file number 0-21210

                         NELX, INC.

     (Exact name of registrant as specified in its charter)

Kansas                                              84-0922335
(State  or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

Route 1, Box 4J, Bridgeport, West Virginia          26330
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (304) 622-9599 Securities Registered Pursuant to Section 12(b) ofthe Act:

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

                    Yes  X       No

Indicate  by  check  mark if disclosure of delinquent
filers  in Response to Item 405 of Regulation S-B is
not contained  in  this form,  and  no  disclosure
will be  contained  to  the  best  of Registrant's
knowledge  in  definitive  proxy  or   information
statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

                    Yes        No   X

Registrants gross revenues for its most recent fiscal year were $0, and operations expenses totaled
$(826,089) for a net loss of $4,093,083 after write-off for discontinued operations.

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $1,376,622 as of May 31, 1997 (a $.06/share average bid at May
31, 1997).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock:
25,477,042 common shares as of May 31, 1997.

                  TABLE OF CONTENTS

                       PART I
                                                                  Page

Item    1.          Business......................................1

Item    2.          Properties....................................3

Item    3.          LegalProceedings..............................4

Item    4.          Submission of Matters to a Vote of
                    Security Holders..............................4

                       PART II

Item    5.          Market for Registrant's Common Stock and
                    Security Holder Matters...................... 4

Item    6.          Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................... 5

Item    7.          Financial Statements and Supplementary Data...7

Item    8.          Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure........7

                      PART III

Item    9.          Directors and Executive Officers of the
                    Registrant................................... 7

Item   10.          Executive Compensation........................9

Item   11.          Security Ownership of Certain Beneficial
                    Owners and Management........................ 11

Item   12.          Certain Relationships and Related
                    Transactions..................................12

                      PART IV

Item   13.          Exhibits, Financial Statement Schedule
                    and Reports on Form 8-K...................... 12

                       PART I


ITEM 1.   BUSINESS

General

           The Registrant was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1991, the Registrant acquired Westwind Production Company, a Nevada corporation, which owned certain non-producing oil and gas properties and related assets. The Registrant's business is in real estate, in one geographic area, the Denver area, but it has been unsuccessful in achieving any oil or gas production. The company holds real estate for investment, development and resale. For financial information see "Financial Statements and Supplementary Data." Parent (Registrant)

NELX, Inc.

Wholly owned Subsidiaries

     1.   CS, Inc. (a Utah corporation)
          Operations:    None

     2.   MS Oil Company, Inc. (a Colorado corporation)
          Operations:    None

     3.   Westwind Production Company (a Colorado corporation)
          Operations:    Inactive

Oil and Gas Producing Activities.

       None.    All attempts at production activities were terminated.

Patents, Trademarks, Licenses, Etc.

           The Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's activities.

Governmental Regulation

           General  - The Registrant's activities are
subject  to extensive  regulation  by  numerous federal,
state  and   local governmental authorities,   including
county   planning   and commission  agencies. Regulation
of the Registrant's development activities, if they ever develop, will have a significant effect on the Registrant and its operating results.

Real Estate Business

      The Company originally acquired real estate as capital assets to form a base from which to grow. Due to the continuing lack of capital partners for oil and gas exploration, the company has turned its attention to efforts to liquidate its real estate capital assets.

      Market factors: Real estate markets are greatly influenced by economic cycles, availability of development, construction loans, competitive properties, oversupply and other matters over which the registrant has no control. Registrant intends to maintain these market factors in perspective and develop on a basis that would allow the company and properties to be liquidated in a cyclical market, to reduce debt.

      Capital: The Company has no commitments for capital at this time for its real estate development projects.

     The Company determined, that due to defaulted mortgage obligations on its real estate, it would write down its assets to the balance outstanding on its mortgage obligations, since there appeared to be sufficient equity in the real estate to satisfy the obligations. The Company wrote off a note receivable and returned real estate held to senior mortgage holders on two of its real estate parcels, since both mortgages were in default. An apartment triplex owned by the Company was lost in foreclosure, but it resulted in the extinguishment of approximately $111,000 in debt. Write-offs of real estate and a note receivable totaled $3,266,994.

Competition and Markets

          There are many companies and individuals engaged in the real estate business. Some are very large and well established with substantial capabilities and long earnings records. The registrant is at a competitive disadvantage with other firms and individuals in marketing real properties since they have greater financial resources
and  larger  technical  staffs   than the Registrant.  In  addition,
in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

           A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the development of real estate. These factors include area growth, interest rates, transportation routes, the marketing of competitive
properties and  other   matters   affecting   the availability of a
ready market, such as fluctuating  supply  and demand.

Industry Segments

Real Estate Rental Income & Expense
(Residential)
Income              $ 8,418
Expenses            $ 9,688
Net Income (Loss)   $ (1,270)

(Industrial-CS, Inc.)

Income              $ 28,023
Expenses            $ 65,866

Net Income(Loss)    $(37,843)

Oil & Gas Income and Expense  (Operations discontinued)

Income              $ 0
Cost of Sales       $ 0
Expenses            $ 0
Net Income          $ 0

Employees

            The  Registrant  currently  coordinates real
estate activities using contract labor and consultants.
The  Registrant retains   consultants  with  respect  to
current and  proposed properties and well by well operations.
The Registrant from  time to time  retains independent
engineering   and  geological consultants  and  the services
of real estate in connection with its operations. The company President, Wes Whiting, is on a full time basis as President of
NELX, Inc.   Subsequent to fiscal year end, Mr. Whiting resigned.

ITEM  2.    PROPERTIES

Oil and Gas Properties

     None

REAL PROPERTY

     1) The Company owns 240 acres of undeveloped land adjacent to the towns of Erie and Broomfield, Colorado on Highway #7 approximately 3 miles east of the town of Lafayette, Colorado and 4 miles west of I-25. The property is currently zoned agricultural and being used for grazing. The Company holds the property for investment and seek a joint venture participant to develop the property.

      2)    The  company owns 320 acres of real estate
(more  or less)  located  north-east of the Front Range
Airport  in  Adams County,  Colorado. The  property is
included  in  the  Denver International Airport master
plan area.  It is zoned:  160  acres light industrial
and 160 acres residential.   Financing is  a Promissory
Note in amount of $500,000 bearing interest at 8% per annum payable in a lump sum on or before September 30, 1998, secured by a First Trust Deed. (This property was conveyed to holder of the Trust Deed in December 1997.)

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

     None in Fiscal Year ended May 31, 1997.


                       PART II

ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED          SECURITY HOLDER MATTERS

           (a) The Registrant's common stock is traded in the over-the-counter market under the symbol NLXI (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

                         High Bid       Low Bid
FY 1996:
     1st quarter         .24            .09
     2nd quarter         .125           .055
     3rd quarter         .14            .045
     4th quarter         .11            .03125

                         High Bid        Low Bid

FY 1995:
     1st quarter         1.125           .63
     2nd quarter          .938           .375
     3rd quarter          .688           .219
     4th quarter          .469           .141

      The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

      The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

          (b)   As  of  May 31, 1997, there were 749
holders  of record of the Registrant's common stock.

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

      Changes in Financial Conditions - Loss of Assets

      In  Fiscal Year 1996 ending May 31, 1997, the
Company  lost an apartment property in foreclosure, a
triplex, which resulted  in  debt reduction of
approximately $111,000, and returned two undeveloped
land  parcels to a lender in exchange for a release
of  liability on  notes  with accrued interest
totaling in excess of  $630,000. Further,  the
Company  lost  in  foreclosure  its  Provo,   Utah
industrial  building,  which resulted  in  debt
cancellation  of approximately  $350,000.   The total
write-off of equity was approximately $1,330,000 with a net write-off after deduction of debt cancellation, of approximately $225,000.

      Results of Operations

      NELX, Inc. incurred operating expenses for
fiscal year 1996 in  the amount of $786,976 as
compared with operating expenses of $1,815,858  for
fiscal year 1995.  The Company determined,  that due
to  defaulted mortgage obligations on its  real
estate,  it would  write  down its assets to the
balance outstanding  on  its mortgage  obligations,
since there  appeared  to  be  sufficient equity  in
the  real  estate to satisfy  the  obligations.  The
Company wrote off a note receivable and returned real
estate held to the  senior  mortgage holder on two of
its real  estate  parcels, since both mortgages were
in default.  An apartment triplex owned by  the
Company was lost in foreclosure, but it resulted in
the extinguishment of approximately $111,000 in debt. Write-offs of real estate and a note receivable totaled $3,266,994. The registrant expects that its operating expenses will substantially decrease in fiscal
year  1997 over 1996.   The  net  loss  on operations  for
year ended May 31, 1997, was ($826,089) compared to ($1,848,606) for year end May 31, 1996. The Company's total net loss after write-offs on assets for year ended May 31, 1997, was $4,093,083 as compared to $2,903,569 for the
year ended  May 31, 1996.   The per share loss for year ended
May 31, 1997 was ($.20) compared to ($.20) for the year ended May 31, 1996.

      Registrant had no oil and gas operating revenues in fiscal year 1996 and by contrast had oil and gas operating revenues of $72,336 in fiscal year 1995.

      Registrants monthly revenue for operations is insufficient to cover its normal operating costs and debt service.

     Liquidity and Capital Resources

      Registrants liquidity is limited by its ownership of undeveloped real estate, which is not be readily marketable.
The company has no cash  flow  from  any other source.

      Registrant will be forced to seek venture partners for capital, or in the alternative, borrow money upon its real estate, which may not be possible or practical under current market conditions.

      Registrant had no significant cash reserves or deposits at year end, and was totally illiquid and without any operating funds.

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

                          PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           (a) The names of the directors and information about them, as furnished by the directors themselves, are set forth below:

     Name           Age   Relationship       Term of   Director
                          With Company       Office    Since

Wesley F. Whiting   65    President &        Annual    Jan. 1993
                          Director

Reed Clayson        67    Secretary-         Annual    Nov. 1993
                          Treasurer


Officers and Directors

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

       Business Experience

       The  Company's president and a director, Wesley
F. Whiting, age  65,  president of Westwind
Production Inc., (since February 1993) a subsidiary of NELX, Inc., has been directly involved in the oil and gas field exploration, drilling and management since 1978. Mr. Whiting has sixteen years experience in oil and gas leases as well as mapping, management and exploration. He has been president, director and secretary of Berge
Exploration, Inc., (1978-88) and vice president and director of Intermountain Methane Corporation (1988-
91), and Westwind Production, Inc.  (a subsidiary of
NELX, Inc. now inactive from 1993).

       The Company's Secretary-Treasurer is Reed Clayson,
age  67, and  President  and  director of CS,, Inc., a
wholly  owned subsidiary, received his B.S. Degree in
physics  and journalism from Utah State University and
has completed three years graduate work in english, math,
and operations research. Positions held in the past are:
CS, Inc.: President from 1992 to date, responsible for
technology transfer from universities  in  areas of
cogeneration,  remediation product design  and training/
information systems. Position previously  held: Synfuels
Engineering and Development,  Inc.:   Vice  President,
responsible   for  computer  modeling, documentation,
resource analysis,   environmental and  socioeconomic
studies  involving innovative waste  processing and
synfuels development  including DOE  evaluation  contracts
as well as private industry.   Science Applications, Inc.:
Manager, Resource Analysis, responsible  for development,
documentation, and use of automated decision-aiding
tools   (government  and  industry).   Resource Science,
Inc.: Executive  Vice  President,  responsible  for
socioeconomic  and environmental  modeling,  land
planning  studies,   siting   for transportation and
energy facilities.

      Family Relationships

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

      The  following persons had not filed Form 5 as of  May  31, 1997:

     Wesley F. Whiting
     Reed Clayson

ITEM 10.  EXECUTIVE COMPENSATION

     Summary

           a)  Set forth in the following table is
information as to the cash compensation paid or set aside directly or indirectly during the fiscal year ended May 31, 1997, to or for the benefit of any executive officer whose cash compensation exceeded
$60,000.00, and all executive officers as a group:

Name of Individual            Capacities in       Salary
or Number of Group            Which Served        and fees
Wesley F. Whiting             President           $20,000
Reed Clayson                  Secretary           $0
                              Directors           $0
All Executive Officers
as a Group (2 persons)             -              $20,000

         b) Compensation paid by the Company for all services provided during the fiscal year ended May 31, 1997, (1) to each of the Company's directors whose cash compensation exceeded $60,000 and (2) to all directors as a group is set forth below:

                         ANNUAL COMPENSATION ($$)

Name and Position             Year           Fees           Bonus

Wesley F. Whiting             1996           $0             $0

Grant Gaeth (Resigned)        1996           $0             $0

Reed Clayson                  1996           $0             $0

Directors                     1996           $0             $0




                         LONG TERM COMPENSATION
                                   Options
                       Restricted  & SARs
                       Stock       LTIP     LTIP       Other
Other                  Awards      Payouts  Payouts    Compensation

Wesley F. Whiting      None        None      None      1,000,000
                                                       shares

Max P. Sommer          None        None      None      None

Grant Gaeth            None        None      None      500,000
(Resigned)                                             shares

Reed Clayson           None        None      None      1,000,000
                                                       shares

All directors and officers as a group received 2,500,000 shares as additional Compensation

     Option/SAR Granted During the Last Fiscal Year

     Registrant  does  not  have  a  stock  option   or   stock
appreciation  rights  plan.  Therefore  this section is not applicable.

     Long Term Incentive Plans/Awards in Last Fiscal Year

     Registrant has no long-term incentive plans and consequently has made no such awards, except as set forth under Long Term
Compensation above.

     Compensation of Directors

     (1)  Standard Arrangements.  None
     (2) Other Arrangements. There are no other arrangements for the compensation of directors of the Registrant.

      Employment Contracts and Termination of Employment and Change-in-Control Arrangements. None.

      Report on Repricing of Options/SARs

      No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended May 31, 1997, or subsequently.

      1995 Employee Stock Compensation Plan - No open plans.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS  AND
          MANAGEMENT

           (a)   The  following table sets forth, as
of  May  31, 1997,  the beneficial ownership (as
defined by the rules  of  the Securities and Exchange
Commission)  of  common  stock  of  the Registrant
by  each person owning more than  5%  of Registrants
Common  Stock  and each officer and director and by
all  officers and  directors  as a group, together
with the percentage  of  the outstanding shares of
such class which such ownership represents. Unless
otherwise indicated, such persons have  sole  voting
and investment power with respect to such shares.
                                              Amount and Nature  Percent
                                              of Beneficial      of
Name of Beneficial Owner                      Ownership          Class

Reed Clayson                                   1,333,334         5.2%
Secretary & Director
10200 W. 44th Ave. #400
Wheat Ridge, CO  80033

Wesley F. Whiting                              1,200,000         4.7%
President & Director
10200 W. 44th Ave. #400       (including 50,000 shares
Wheat Ridge, CO  80033        owned by Jeraldine
                              Whiting, wife)

Total owned by Officers and Directors           2,533,334        9.9%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Transactions

     In February 1997, the Directors voted to issue
common shares to themselves in  consideration  of services
rendered as officers and directors as follows:   1,000,000
shares  to Wesley F. Whiting; 1,000,000 shares to Reed Clayson;
and 500,000 shares to Grant Gaeth.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS  ON FORM 8-K

           (a)  Financial Statements and Schedules.
The following financial statements and schedules for NELX, Inc., as of May 31, 1997, and 1996 are filed as part of this report.

                                                     Page
     (1)  Financial statements of NELX, Inc:

          Reports of Independent Accountants
          Report of Michael B. Johnson & Co.
          years ended May 31, 1997 an May 31, 1996   F-2
          Balance Sheets                             F-3
          Statements of Operations                   F-4
          Statements of Cash Flow                    F-5 - F-6
          Statements of Shareholders' Equity         F-7
          Notes to Financial Statements              F-8 - F-12

     (2)  Financial Statement Schedules:

          (a)  None
          (b)  Reports on Form 8-K:
               February 14, 1997        Incorporatedby reference as
                                        filed with Securities and
                                        Exchange Commission
          (c)  Exhibits
Item No.
(under 601)

4.1*           Articles of Incorporation and By-Laws:
               Incorporated by Reference as filed with
               Form  10 with the Securities and Exchange
               Commission
13.1*          Quarterly Report of NELX, Inc. 10-QSB
               for  Period ended August 31, 1996.
13.2*          Quarterly Report of NELX, Inc. 10-QSB
               for  Period ended November 30, 1996.
13.3*          Quarterly Report of NELX, Inc. 10-QSB
               for Period ended February 28, 1997.
22.1*          Subsidiaries of Registrant

* Previously filed

                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                               NELX, INC.

March 10, 1998                     by:/s/ Charles L.Stout
                                          Charles L. Stout, President

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Charles L. Stout           President      March 10, 1998
Charles L. Stout              and Director


/s/Harry Bullock              Secretary      March 10, 1998
Harry Bullock                 and Director


/s/Kenneth L. Curry           Director       March 10, 1998
Kenneth L. Curry

                          NELX, INC.
                 INDEPENDENT AUDITORS' REPORT
              CONSOLIDATED FINANCIAL STATEMENTS

           For the Year Ended May 31, 1997 and 1996

                          Michael B. Johnson & Co., P.C.

                           (A Professional Corporation)

                          Certified Public Accountants

                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.
Member: A.I.C.P.A.
Colorado Society of C.P.A.'s




                 INDEPENDENT AUDITORS'REPORT


To the Board of Directors of
NELX, Inc.



We have audited the accompanying balance sheet of NELX, Inc., as of May 31, 1997 and 1996, and the related statements of operations, cash flows and changes in stockholders' equity for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As shown in the financial statements, the company incurred a net loss of $4,093,083 for 1997 and had incurred a substantial net loss in the prior year.
At May 31, 1997, current liabilities exceed current assets by $1,684,358. These factors indicate that the company has substantial doubt about its ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of NELX, Inc., as of May 31, 1997 and 1996 and the results of its operations, cash flows and changes in stockholders' equity for the years then ended in conformity with generally accepted accounting principles.


Michael B. Johnson & Co., P.C.

Denver, Colorado
January 5, 1998

                                                   1997           1996
ASSETS:

Current Assets:
    Cash and cash equivalents                $          -  $      8,701
    Accrued Interest Receivable                         -           500

        Total Current Assets                            -         9,201

Fixed Assets:
    Land                                          950,000     3,716,801
    Plant & Plant Equipment                       100,000     1,000,000
    Equipment                                      12,479         8,654
    Buildings                                      82,000       678,063
                                                1,144,479     5,403,518
    Less Accumulated Depreciation                (106,154)     (132,725)
        Net Fixed Assets                        1,038,325     5,270,793

Other Assets:
    Deposits                                        3,950         3,950
    Investments                                    10,000        10,000
        Total Other Assets                         13,950        13,950

TOTAL ASSETS                                $   1,052,275  $  5,293,944

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank Overdraft                           $      8,533  $          -
    Accounts Payable                              489,424       139,649
    Accrued Expenses                              374,149       307,972
    Current Portion ofLong-Term Debt              812,252       368,214
       Total Current Liabilities                1,684,358       815,835

Long-Term Liabilities:
    Notes Payable                                   30,617     1,315,761
       Total Long-Term Liabilities                  30,617     1,315,761

TOTAL LIABILITIES                                1,714,975     2,131,596

STOCKHOLDERS' EQUITY:
    Common Stock, $.0001 par value 500,000,000
     shares authorized,25,477,042 and 18,947,300
     issued and outstanding at May 31,1997
     and 1996, respectively                           2,548         1,895
    Additional paid-in capital                    7,441,162     7,183,780
    Retained Deficit                             (8,106,410)   (4,023,327)
TOTAL STOCKHOLDERS' EQUITY                         (662,700)    3,162,348

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $ 1,052,275    $ 5,293,944

                                                     1997            1996
REVENUES:
    Oil & gas sales                             $          -    $    72,336

Cost of Sales                                              -        (44,839)

Gross Profit                                               -         27,497

EXPENSES:
    Consulting                                       366,061        810,850
    Salaries                                               -         59,199
    Office Expense                                     8,276         23,248
    Travel                                             2,635         20,685
    Lease Expense                                     52,580        352,898
    Repairs & Maintenance                                195          1,497
    Professional Fees                                137,310        174,950
    Telephone & Utilities                             87,233         42,062
    Depreciation & Depletion                          19,103         75,207
    Miscellaneous                                     25,559         84,825
    Interest Expense                                 150,110        170,437

Total Expenses                                       849,062      1,815,858


OTHER REVENUES & (EXPENSES):
    Net Rental Expense                               (39,113)       (70,430)
    Interest Income                                        -         10,185

Total Other Revenue & (Expenses)                     (39,113)       (60,245)

NET LOSS BEFORE DISCONTINUED OPERATIONS            $(888,175)   $(1,848,606)

DISCONTINUED OPERATIONS:
    Loss on Write Off of Non-Producing Assets     (3,204,908)      (759,959)
    Sale of Assets                                         -       (295,004)

NET LOSS                                         $(4,093,083)   $(2,903,569)

Loss per Common Shares:
Loss Before Discounted Operations                      (0.04)         (0.12)
Loss on Discontinued Operations                        (0.16)         (0.08)

Net Loss Per Share                              $      (0.20)   $     (0.20)

Weighted Average Number of
Shares Outstanding                                20,084,742     14,692,441

                          NELX, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS, (Cont.)
           For the Year Ended May 31, 1997 and 1996



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Noncash Activities During Year End May 31, 1996

  The company issued 4,058,619 common shares in exchanges for services.

  The company issued 1,000,000 common shares in exchange for a 10% investment in home improvement financing, Inc.

  The company issued 750,000 common shares in exchange for rights to manufacture and market a patented safety device.

  The company issued 570,000 common shares in exchange for the acquisition interest in seven oil wells.

  The company issued 350,000 common shares in exchange for a mini mall located in Kansas.

  The company issued 150,000 common shares in exchange for a 100% ownership of Crystal Mountain Water, Inc.

  The company issued 111,000 common shares in relief of$14,906 interest owed to Joshua Foss.

Non Cash Activities During Year End May 31, 1997

  The company issued 232,143 shares for architectural services.

  The company issued 1,817,993 shares for consulting services.

  The company issued 120,000 shares for advertising services.

  The company issued 2,000,000 shares to the Board of Directors for services rendered.

                                                      1997        1996
Cash Flows from Operating Activities:
    Net Profit (Loss)                            $(4,083,083)$(2,903,569)
    Amortization and Depreciation                     19,103      55,211
    Issuance of Common Stock for Services            248,771     917,926
    (Increase) Decrease in Prepaids                        -      22,524
    (Decrease) Increase in Accounts Payable          349,775     109,470
    (Decrease) Increase in Bank Draft                  8,533           -
    (Decrease) Increase in Accounts Payable --
        Related Parties                                    -     (85,304)
    (Decrease) Increase in Accrued Expenses           66,177      (6,000)
    (Increase) Decrease in Investments                     -     (10,000)
    (Increase) Decrease in Accounts Receivable             -      31,829
    (Increase) Decrease in Accrued Interest
     Receivable                                          500      55,600
    (Increase) Decrease in Note Receivable                 -     735,000

Net Cash Flows Used for Operating Activities      (3,390,224) (1,077,313)

Cash Flows From Investing Activities:
    Purchase of Fixed Assets                          (5,476)     29,768
    Retirements/Repossessionof Fixed Assets        3,369,202     589,463

Net Cash Flow Used for Investing Activities        3,363,726     619,231

Cash Flows From Financing Activities:
    Borrowing Under Notes Payable                           -    248,037
    Principal Payments on Notes Payable                     -   (174,596)
    Issuance of Common Stock:                           9,264    382,238

Net Cash Flows Provided by Financing Activities        9,264     455,679

Increase (Decrease) in cash                          (17,234)     (2,403)

Cash and Cash Equivalents -- Beginning
    of Year                                            8,701      11,104

Cash and Cash Equivalents -- End of Year          $   (8,533)    $ 8,701

Supplemental Disclosure of Cash Flow
    Information Cash Paid During the Year for:
    Interest                                      $          -   $29,054.00
    Income Taxes                                  $          -   $        -



                                  Common Stock   Additional
                                                 Paid-In     Accumulated
                          # of Shares    Amount  Capital     Deficit
Balance at May 31, 1995     10,437,581   $1,044 $5,195,578  $(1,119 758)

Issuance of Common
 Stock for Cash              1,520,100      152    382,086             -

Issuance of Common
 Stock for Services
 Rendered                    4,058,619      406    917,520             -

Issuance of Common
 Stock for Assets
 Acquired or Reduction
 in Liabilities              2,931,000      293    688,596             -

May 31, 1996 Net Loss                -        -          -   (2,903,569)

Balance at May 31,
 1996                       18,947,300    1,895  7,183,780   (4,023,327)

Issuance of Common
 Stock for Cash                185,280       19      9,245             -

Issuance of Common
 Stock for Services
 Rendered                    6,344,462      634    248,137             -

May 31, 1997 Net Loss                -        -          -   (4,083,083)

Balance at May 31,
 1997                       25,477,042   $2,548 $7,441,162  $(8,106,410)


                           NELX, INC.
                 NOTES TO FINANCIAL STATEMENTS
                    May 31, 1997 and 1996




     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     Cash and Cash Equivalents:

     For purposes of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts. The cash position at May 31, 1997 was a deficit of $8,533.

     Fixed Assets and Depreciation/Depletion:

     The useful lives of property, plant, equipment, andoperating leases, for purposes of computing depreciation/depletion are:

     Buildings         31.5 - 39.5 years
     Machinery &               6.0 years
     equipment
     Plant                    27.5 years


     In 1997 and 1996, respectfully,
     depreciation and depletion expense of
     $19,103 and $75,207 was charged to
     operations.

                          NELX, INC.
                 NOTES TO FINANCIAL STATEMENTS
                     May 31, 1997 and 1996




     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES, CON'T:


     Income taxes:

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

     At May 31, 1997, the Company had net operating loss carryforwards of approximately $8,091,780 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:

                      2001      $     20,180
                      2002                 -
                      2003            19,735
                      2004            22,537
                      2005             2,401
                      2006             6,447
                      2007             2,487
                      2008            67,274
                      2009                 -
                      2010           964,067
                      2011         2,903,569
                      2011         4,083,083

                                   $8,091,780

     There was no provision or benefit for income taxes in fiscal 1997.

     Reclassifications:

     Certain amounts in the 1996 financial
     statements have been reclassified to conform to the 1997 presentation.

     Use of Estimates in the Preparation of Financial Statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            NELX, INC.
                 NOTES TO FINANCIAL STATEMENTS
                     May 31, 1997 and 1996
NOTE 2 - LONG-TERM DEBT:

Following is a summary of long-term debt at May 31


                                                 1997         1996


     8%     Note payable to Latter
            Day Saints Church Real
            Estate, $4,014 payable
            per month, due 01/2008,
            secured by office building
            in Provo, Utah                  $        -   $  380,963

     7.6%   Note payable to CNETCO,
            Inc., payable at $359 per
            month, due 10/05, secured
            by 4th mortgage on property         31,875       31,875

   13.75%   Note payable to Chrysler
            First Financial Services,Inc.,
            payable at $745 per month due
            06/97, secured by first deed
            of trust on apartment
            building in Denver, Colorado             -       22,591

       8%   Notes payable to Standard
            Financial Services, Inc., due
            01/94, and 9/30/95 secured by
            land in Weld County, CO, and
            apartment units in Denver,
            Colorado                                 -       50,000

       8%   Note payable to Linda
            K. Gash Trust Fund,
            due 07/97, secured by
            first deed of trust on
            land in Boulder County,
            Colorado                                 -      200,000

       8%   Note payable to Richard
            E. Gash Electric Company,
            Inc., due 07/97, secured
            by first deed of trust on
            land in Adams County,
            Colorado                                 -      200,000

       8%   Note payable to Meheen
            Engineering Corp.
            Profit Sharing Plan
            Trust, due 09/98,secured
            by first deed of trust
            on land in Brighton, Colorado      500,000      500,000

      14%   Note payable to DBL
            Mortgage Corp., payable
            at $2,800 per month secured
            by first deed of trust on land
            in Weld County, Colorado.
            Note is in default, interest
            escalates to 38% on unpaid
            balance.                           240,000      240,000

Various %   Unsecured notes payable to
            others, due on various dates
            through 1998 at interest rates
            from 8% - 10%                       70,944       24,137

    Less:   Current maturities included in
            current liabilities               (812,252)    (368,214)
                                            $   30,617   $1,315,761

                          NELX, INC.
                 NOTES TO FINANCIAL STATEMENTS
                    May 31, 1997 and 1996
Following are maturities of long-term debt for each of the next five years:

        1999                      $  2,577
        2000                         2,780
        2001                         2,999
        2002                         3,185
        2003                         8,980
                                    20,521
        Remaining Balance           10,096

        Total Long-Term Debt       $30,617


NOTE 3 - GOING CONCERN:

     The Company incurred a net loss of $4,083,083 for 1997 and has incurred a substantial net loss in the prior year. At May 31, 1997, current liabilities exceed current assets by $1,684,358. These factors indicate that the Company has substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

NOTE 4 - ASSET DISSOLUTION:

    In November of 1992 the company issued 7,400,000 shares of the company's common stock for a 3 unit apartment building, subject to a promissory note of $57,000 to Chrysler First Financial Services Corporation. During the 1997 fiscal year the company was in default on this note and the property was foreclosed.

     In November 1993 the company exchanged 37,600,000 shares of common stock and acquired an industrial building and office facility in Provo, Utah subject to a promissory
     note and trust deed for $420,000.   During the 1997 fiscal
     year the company was in default on this note and the trust deed was foreclosed on the property and the note satisfied.

     In November 1993 the company issued 20,000,000 shares of common stock for two separate five acreage parcels of land subject to a $400,000 note and trust deed. During the 1997 fiscal year the company was in default on this note and the properties were relinquished and the debt was extinguished via a deed in lieu of foreclosure.

NOTE 5 - SUBSEQUENT EVENTS AND ASSET REVALUATION:

     In November of 1992 the company issued 60,000,000 shares of stock for 240 acres of land upon which the company borrowed $240,000 via a note and deed of trust. The company is in default on this mortgage and it has been foreclosed. The company believes it has reached an agreement to settle a lawsuit surrounding this property. At year end the company has written the property down to $450,000, the amount of the outstanding mortgage accrued interest and penalties.

                          NELX, INC.
                 NOTES TO FINANCIAL STATEMENTS
                     May 31, 1997 and 1996

NOTE 5 - SUBSEQUENT EVENTS AND ASSET REVALUATION, CON'T:

     In October of 1993, the company issued 6,200,00 shares of common stock in exchange for 320 acres of land subject to a promissory note and deed of trust in the amount of $500,000. The company was in default on this mortgage at year end and subsequently gave the deed in lieu of foreclosure to the note holder. The company has written the property down to $500,000, the amount of the outstanding mortgage at year end.


     In September of 1995 the company exchanged 350,000 shares of common stock for a mini mall located in Kansas subject to a note for $31,875. The company is in default on this note and the company has revalued this property down to the amount of the outstanding mortgage of $31,000.

     In 1996 & 1997 the company wrote off certain costs associated with contracts to purchase land, because the company could not perform upon the purchase contracts within the time requirements of the contracts. The purchase contracts were for land in Central, Colorado and Elbert County, Colorado.

     On October 9, 1997, the Board of Directors accepted an offer from Charles Stout to acquire 20 million shares of common stock of NELX, Inc., in consideration for his agreement to contribute $20,000 in immediate cash and to contribute such additional funding up to $250,000 to settle accounts payable and commitments. Subsequently, on October 17, 1997, the initial cash contribution of $20,000 was made. When issued, the 20 million shares will represent 46% of the outstanding stock of NELX, Inc. Mr. Charles Stout was appointed President on October 9, 1997.