Form 10QSB
period 1997-11-30
NELX INC
filed 1998-05-13
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the quarterly period ended 11/30/97
                         Commission file number 0-21210


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


                      Rt. #1, Box 4-J, Bridgeport, WV 26330
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(304) 622-9599
                                                            -------------


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

As of November 30, 1997, there were 46,352,042 outstanding shares of common stock, par value $.0001.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

                            NELX, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)

ASSETS                                       November 30, 1997      May 31, 1997
--------------------------------------------------------------------------------

 Current Assets:

 Cash on Hand                                   $        35                   0

 Bank Accounts                                       25,731                   0

 C.S. Inc. Acct                                         294                   0
                                                -----------         -----------

Total Current Assets                                 26,060                   0

Fixed Assets

 Equipment                                            6,000               6,000

 Shale Processing                                   100,000             100,000
 Equipment

 Land                                               951,000             950,000

 Buildings                                           31,000              31,000
                                                -----------         -----------

                                                  1,088,000           1,087,000

 Accumulated Depreciation                          (106,154)           (106,154)
                                                -----------         -----------

Total Fixed Assets                                  981,846             980,846

Other Assets

 Boat & Motor                                         3,825               3,825

 Crystal Mountain                                    51,000              51,000

 Misc. Equipment                                      2,654               2,654

 Deposits                                                 0               3,950

 Investments                                              0              10,000
                                                -----------         -----------

Total Other Assets                                   57,579              71,429

Total Assets                                    $ 1,065,385         $ 1,052,275
                                                ===========         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


                                               November 30, 1997   May 31, 1997
                                               ---------------------------------

Current Liabilities

 Bank Overdraft                                  $         0        $     8,533

 Accounts Payable - Trade                            362,722            489,424

 Accrued Interest Payable                            374,149            374,149

 Current Portion of Long-                            904,406            812,252
Term Debt

 Notes Payable                                             0
                                                 -----------        -----------

Total Current Liabilities                          1,641,277          1,684,358

Long-Term Liabilities

  Notes Payable                                            0             30,617
                                                 -----------        -----------

Total Long-Term Liabilities                                0             30,617

Total Liabilities                                $ 1,641,277        $ 1,714,975

Stockholders' Equity

 Common Stock, $.0001 par                              4,635              2,548
value 500,000,000 shares
authorized, 46,352,042 and
25,477,042 issued and
outstanding at November 30,
1997 and May 31, 1997,
respectively

 Additional Paid-In Capital                        7,465,975          7,441,162

 Retained Earnings (Deficit)                      (8,046,502)        (8,106,410)
                                                 -----------        -----------

Total Stockholders' Equity                          (575,892)          (662,700)
                                                 -----------        -----------

Total Liabilities & Capital                      $ 1,065,385        $ 1,052,275
                                                 ===========        ===========



               The accompanying notes are considered an integral
                       part of these financial statements

                                    NELX, INC. AND SUBSIDIARY
                           Consolidated Statement of Income and Expense
                                             (Unaudited)

                                          3 Months Ended                          6 Months Ended
                                            November 30                             November 30
                                      1996               1997                 1996                1997
                                   ---------------------------------------------------------------------
OPERATING
REVENUES

Oil & Gas Sales                           0                   0                    0                   0

Consulting Fees                           0                   0                    0                   0

Discounts Negotiated                      0                   0                    0              11,000

Misc. Income                              0              72,723                    0              95,779
                                   --------            --------             --------            --------

Total Revenues                            0              72,723                    0             106,779

OPERATING
EXPENSES

Rent                                      0                 560                    0                 560

Bank Charge                               0                  28                    0                  28

Office                               11,437               1,496               26,321               4,527

Commissions & Fees                        0               2,300                    0               2,300

Travel                                    0                   0                    0                   0

Consulting Fees                           0              (1,000)                   0              22,700

Lease Expenses                            0               2,049                    0               2,049

Dues & Subscriptions                      0                 491                    0                 491

Professional Fees                    55,030                   0              111,342                   0

Insurance                                 0              (1,375)                   0              (1,375)

Telephone & Utilities                 2,014               4,795                7,293               4,596

Postage                                   0                 636                    0                 636

Miscellaneous                             0                   0                    0                   0

Taxes & Licenses                          0                 170                    0                 170

Other Expenses                            0                 189                    0                 189

Oil & Gas Operating                  50,000                   0               51,800                   0

Wages                                     0                   0                    0                   0

Interest expense                          0                   0                    0                   0
                                   --------            --------             --------            --------

Total Operating Expenses            118,481              10,339              196,756              36,871





OTHER REVENUE &                        3 Months            3 Months             6 Months            6 Months
(EXPENSES)                             ended               ended                ended               ended
                                       November            November             November            November
                                       30, 1996            30, 1997             30, 1996            30, 1997
                                     -----------------------------------------------------------------------------------

Rental & Miscellaneous                       0                    0                   0                    0

Interest Income                          2,000                    0              (2,000)                   0

Depreciation                            12,425                    0             (24,850)                   0

Sale of Assets                               0                    0                   0                    0

Sale of Lease interests                      0                    0                   0                    0

Rental Expenses                          7,598                    0             (15,756)                   0
                                     ---------            ---------           ---------            ---------

Total Revenues &                        22,023                    0             (42,606)                   0
Expenses

NET INCOME (LOSS)                    $(140,504)              62,384           $(239,362)           $  69,908
                                     =========            =========           =========            =========



                                      NELX, Inc. AND SUBSIDIARY
                                Consolidated Statement of Cash Flows
                                             (Unaudited)

                                                   Three Months Ended                            Six Months Ended
                                                      November 30                                     November 30
                                                 1996             1997                   1996                1997
                                           -------------------------------------------------------------------------
Cash Flows From
Operating Activities:

Net Profit (Loss)                             (140,504)             62,384            (239,363)             69,908

Depreciation                                    12,424                   0              24,850                   0

Stock issued for services                      104,005                   0             155,440                   0

(Increase) decrease in Accts                         0                   0                   0                   0
Receivable

(Increase) decrease in Prepaids                      0                   0                   0                   0

(Increase) decrease in Deposits                      0               3,950                   0               3,950

(Decrease) increase in Accrued                       0                   0                   0                   0
Expenses

(Decrease) increase in Accts                         0             (34,548)             (1,000)            (34,548)
Payable

(Decrease) increase in Accts                         0                   0                   0                   0
Payable Related Parties

(Decrease) increase in advance                       0                   0                   0                   0
payable
                                              --------            --------            --------            --------

Net Cash Flows Used for                        (24,075)             31,786             (60,073)             39,310
Operating Activities

Cash Flows from investing
activities

(Purchase) sale of Fixed Assets                  6,997              (1,000)              1,521              (1,000)

(Purchase) sale of Note                              0                   0                   0                   0
Receivable

(Purchase) Sale of Investment                        0                   0                   0                   0

(Purchase) sale of Lease                             0                   0                   0                   0
Interests
                                              --------            --------            --------            --------

Total cash used for investing                    6,997              (1,000)              1,521              (1,000)




Cash flows from financing
activities

Increase (Decrease) in Note                     11,719            (33,117)             23,823             (30,617)
Payable

Sale of Common Stock                             7,464             26,900              27,037              26,900
                                              --------           --------            --------            --------

Total cash from financing                       19,183             (6,217)             50,860              (3,717)
activities

Increase (Decrease) in cash                      2,103             24,569              (7,692)             34,593
                                              --------           --------            --------            --------

Cash and cash equivalents -                      1,094              1,491               8,701              (8,533)
beginning of period                           --------           --------            --------            --------


Cash and cash equivalents -                   $  1,009             26,060            $  1,009              26,060
end of period                                 ========            =======            ========            ========



                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

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

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CON'T:
         --------------------------------------------------

          Income taxes:
          -------------

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

          At May 31, 1997, the Company had net operating loss carryforwards of approximately $8,091,780 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:

                           2001               $   20,180
                           2002                      -
                           2003                   19,735
                           2004                   22,537
                           2005                    2,401
                           2006                    6,447
                           2007                    2,487
                           2008                   67,274
                           2009                      -
                           2010                  964,067
                           2011                2,903,569
                           2011                4,083,083
                                               ---------
                                              $8,091,780
                                              ==========

          There was no provision or benefit for income taxes in fiscal 1997.

          Reclassifications:
          ------------------

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

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT:

Following is a summary of long-term debt at November 30, 1997
                                                                     1997
                                                                     ----
7.6%            Note payable to CNETCO,
                Inc., payable at $359 per
                month, due 10/05, secured by                        31,875
                4th mortgage on property

8%              Note payable to Meheen
                Engineering Corp. Profit
                Sharing Plan Trust, due 09/98,
                secured by first deed of trust on                  500,000
                land in Brighton, Colorado

14%             Note payable to DBL Mortgage
                Corp., payable at $2,800 per
                month secured by first deed of                     240,000
                trust on land in Weld County,
                Colorado.  Note is in default,
                interest escalates to 38% on
                unpaid balance.

Various         Unsecured notes payable to
%               others, due on various dates
                through 1998 at interest rates                      70,994
                from 8% - 10%

NOTE 3 - GOING CONCERN:
         --------------

          The Company incurred a net loss of $4,083,083 for fiscal year 1997 and has retained earnings (losses) of ($8,046,502) at November 30, 1997. At November 30, 1997, current liabilities exceed current assets by $575,892. These factors indicate that the Company has substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

NOTE 4 - ASSET DISSOLUTION:
         ------------------

          In November of 1992 the company issued 7,400,000 shares of the company's common stock for a 3 unit apartment building, subject to a promissory note of $57,000 to Chrysler First Financial Services Corporation. During the 1997 fiscal year the company was in default on this note and the property was foreclosed.

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ASSET DISSOLUTION CON'T:
         ------------------------

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

NOTE 5 - ASSET REVALUATION:
         ------------------

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

          In October of 1993, the company issued 6,200,000 shares of common stock in exchange for 320 acres of land subject to a promissory note and deed of trust in the amount of $500,000. The company was in default on this mortgage at year end and subsequently gave the deed in lieu of foreclosure to the note holder.

          In September of 1995 the company exchanged 350,000 shares of common stock for a mini mall located in Kansas subject to a note for $31,875. The company is in default on this note and the company has revalued this property down to the amount of the outstanding mortgage of $31,000.

          In 1996 and 1997, the company wrote off certain costs associated with contracts to purchase land because the company could not perform upon the purchase contracts within the time requirements of the contracts. The purchase contracts were for land in Central City, Colorado and Elbert County, Colorado.

NOTE 6 - CHANGE OF CONTROL - ISSUANCE OF STOCK
         --------------------------------------

          On October 9, 1997, the Board of Directors accepted an offer from Charles Stout to acquire 20 million shares of common stock of NELX, Inc., in consideration for his agreement to contribute $20,000 in immediate cash and to contribute such additional funding up to $250,000 to settle accounts payable and commitments. Subsequently, on October 17, 1997, the initial cash contribution of $20,000 was made. The 20 million shares represents 46% of the outstanding stock of NELX, Inc. Mr. Charles Stout was appointed President on October 9, 1997.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for six month period ended November 30, 1997 compared to same period in 1996.
--------------------------------------------------------------------------------

     The Company has experienced continuing operating expenses for the six month period of $36,871 compared to $196,756 in the same period in 1996. The revenues for the period totaled $0 from oil and gas operations compared with $0 for same period in 1996. Miscellaneous revenues from discounts and liquidations totalled $106,779 in the period in 1997. The Company recorded net income of $69,908 for the period as compared to a ($239,362) loss for the same period in fiscal year 1996. Other Revenues and Expenses (Real Estate Rental) showed a net loss for the period of ($0) as compared to ($42,606) net loss for same period in 1996. The Company losses on operations will continue until income from oil and gas operations and real estate sales and development can be achieved. While the Company is seeking capital sources for investment in oil and gas wells and real estate development, there is no assurance that sources can be found. The Company has no real estate revenues and has no other income, except income attributable to discounts and liquidation.

Results of Operations for the three month period ended November 30, 1997 compared to same period in 1996.
--------------------------------------------------------------------------------

     The Company has experienced continuing operating expenses for the three month period of $10,339 compared to $118,481 in the same period in 1996. The revenues for the period totaled $0 from oil and gas operations compared with $0 for same period in 1996. In the three month period in 1997, the Company had miscellaneous income of $72,723 from liquidation and no miscellaneous income in 1996. The Company recorded a net income of $62,384 for the period as compared to a ($69,908) loss for the same period in fiscal year 1996. Other Revenues and Expenses (Real Estate Rental) showed a net income (loss) for the period of ($0) as compared to $22,023 net loss for same period in 1996. The Company losses on operations will continue until income from any operations or real estate sales can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no real estate revenues and has no other income.


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

Analysis of Financial Condition
-------------------------------

     At November 30, 1997, there were trade accounts payable in excess of $362,722. The Company was also in default on all notes payable and had no source of income. The current portion of the long term debt was in excess of $904,406. The Company had, at period end, $26,060 in current assets, and the deficit in current assets to current debts and liabilities was ($1,240,618).

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

          The case involves 240 acres of land owned by NELX, Inc. in Weld County, Colorado. A Lis Pendens has been filed against the property. Claims against NELX, Inc. include breach of contract, interference with contractual relations, misrepresentation/fraud, and claims are made for rescission and restitution. NELX, Inc. has filed a counterclaim against the Plaintiffs for slander of title. NELX, Inc. believes it has valid defenses to the claims in this case, and is having settlement discussions with the Plaintiff. A trial date has been set for June 1998. Although NELX, Inc. believes it has valid defenses, in the event a judgment were rendered against the Company, it could result in loss of an asset on its books of up to $1,200,000, a very material loss. Outcome of the litigation cannot be predicted. Settlement negotiations are being conducted.

          Item 2.  Changes in securities - None.
          Item 3.  Defaults upon senior securities - None.
          Item 4.  Submission of matters to a vote of security holders - None.
          Item 5.  Other information -

          On October 9, 1997, Charles Stout purchased 20,000,000 shares of Restricted Stock for $20,000.00 cash and an agreement to negotiate the settlement of up to $250,000.00 of the payables.

          Immediately after October 9, 1997, funds were deposited and negotiations were commenced to decrease the trade accounts payable. As of November 30, 1997, trade accounts payable has been decreased about $126,000.00 and discounts negotiated are in excess of $95,000.00.

Item 6. Exhibits and reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                        None.

          (b) Reports on Form 8-K filed during the three months ended November 30, 1997: (incorporated by reference)

                        September 26, 1997



                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NELX, Inc.

                                            (Registrant)


Date: May 7, 1998                           /s/  Charles L. Stout
                                            ------------------------------------
                                            Charles L. Stout, President