Form 10QSB
period 1998-02-28
NELX INC
filed 1998-05-26
CIK 857501

SECURITIES EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the quarterly period ended 02/28/98
                 Commission file number 0-21210


                           NELX, INC.

     (Exact name of registrant as specified in its charter)




     Kansas                                       84-0922335
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)


              Rt. #1, Box 4-J, Bridgeport, WV 26330
       (Address of principal executive offices) (Zip Code)

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

                         Yes  X       No   ____

As of February 28, 1998, there were 46,352,042 outstanding shares of common stock, par value $.0001.

PART 1.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                   NELX, INC. AND SUBSIDIARY
                   Consolidated Balance Sheet
                          (Unaudited)

ASSETS                   February 28, 1998          May 31, 1997

 Current Assets:

 Cash on Hand                          $35                     0

 Bank Accounts                       6,672                     0

 C.S. Inc. Acct.                       294                     0

Total Current Assets                 7,001                     0

Fixed Assets

 Equipment                           6,000                 6,000

 Shale Processing                  100,000               100,000
Equipment

 Land                              450,000               950,000

 Buildings                          31,000                31,000

                                   587,000             1,087,000

 Accumulated                     (106,154)             (106,154)
Depreciation

Total Fixed Assets                 480,845               980,846

Other Assets

 Boat & Motor                        3,825                 3,825

 Crystal Mountain                   51,000                51,000

 Misc. Equipment                     2,654                 2,654

 Deposits                                0                 3,950

 Investments                             0                10,000

 Stock Subscribed                    5,000                     0

Total Other Assets                  62,479                71,429

Total Assets                      $550,326            $1,052,275

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                         February 28, 1998         May 31, 1997
Current Liabilities

 Bank Overdraft                         $0               $8,533

 Accounts Payable -                176,468              489,424
Trade

 Accrued Interest                  193,675              374,149
Payable

 Current Portion of                      0              812,252
Long-Term Debt

 Notes Payable                     463,132

Total Current                      833,275            1,684,358
Liabilities


Long- Term
Liabilities

  Notes Payable                          0               30,617

Total Long-Term                          0               30,617
Liabilities

Total Liabilities                 $833,275           $1,714,975

Stockholders' Equity

 Common Stock, $.0001                4,635                2,548
par value 500,000,000
shares authorized,
46,352,042 and
25,477,042 issued and
outstanding at
February 28, 1998 and
May 31, 1997,
respectively

 Additional Paid-In              7,465,975            7,441,162
Capital

 Retained Earnings             (7,753,559)          (8,106,410)
(Deficit)

Total Stockholders'              (282,949)            (662,700)
Equity

Total Liabilities &               $550,326           $1,052,275
Capital



The accompanying notes are considered an integral part of these financial statements

[CAPTION]

                   NELX, INC. AND SUBSIDIARY
          Consolidated Statement of Income and Expense
                          (Unaudited)

                         3 Months Ended      9 Months Ended
                            February 28         February 28
                         1997      1998      1997      1998


OPERATING REVENUES

Oil & Gas Sales             0         0  (50,000)         0
 (net)

Real Estate Sales           0   176,474         0   176,474

Consulting Fees             0         0         0    11,000

Discounts                   0   125,720         0   221,499
 Negotiated

Misc. Income                0         0         0         0

Total Revenues              0   302,194  (50,000)   408,973

OPERATING EXPENSES

Rent                        0       390         0       950

Bank Charge                 0        99         0        28

Office                 15,228         0    35,550     4,527

Commissions & Fees          0         0         0     2,300

Travel                      0     2,208         0     2,208

Consulting Fees             0         0         0    22,700

Lease Expenses              0         0         0     2,049

Dues &                      0     1,097         0     1,588
 Subscriptions

Professional Fees       7,137     3,000   126,279     3,000

Insurance                   0         0         0   (1,375)

Telephone &             6,027     1,035    13,320     5,631
Utilities

Postage                     0        67         0       703

Miscellaneous               0     1,307         0     1,307

Taxes & Licenses            0        48         0       218

Other Expenses              0         0         0       189

Depreciation           11,790         0    36,640         0

Wages                       0         0         0         0

Interest expense       22,858         0    22,858         0

Total Operating        63,040     9,251   234,647    46,122
 Expenses

[CAPTION]

OTHER REVENUE &      3 Months    3 Months  9 Months    9 Months
(EXPENSES)              ended       ended     ended       ended
                     February    February  February    February
                     28, 1997    28, 1998  28, 1997    28, 1998


Rental &               15,071           0     (685)           0
 Miscellaneous

Interest Income             0           0         0           0

Depreciation                0           0         0           0

Sale of Assets       (62,775)           0  (64,775)           0

Sale of Lease               0           0         0           0
 interests

Rental Expenses             0           0         0           0

Total Revenues &     (47,704)           0  (65,460)           0
 Expenses

NET INCOME (LOSS)   $(15,336)     292,943 (350,107)    $362,851

Net Income (loss)                   $.006                 $.009
 per share

Weighted Average               46,352,042            37,677,042
 Shares Outstanding

[CAPTION]

                   NELX, Inc. AND SUBSIDIARY
              Consolidated Statement of Cash Flows
                           (Unaudited)

                             Three Months Ended     Nine Months Ended
                                    February 28           February 28

                               1997        1998        1997      1998

Cash Flows From
Operating Activities:

Net Profit (Loss)         (110,748)     292,943   (350,107)    362,851

Depreciation                  2,221           0      36,640          0

Stock issued for                  0           0     155,440          0
 services

(Increase) decrease in            0     (5,000)           0    (5,000)
 Accts Receivable

(Increase) decrease in            0           0           0          0
 Prepaids

(Increase) decrease in            0           0           0      3,950
 Deposits

(Decrease) increase in            0           0           0          0
 Accrued Expenses

(Decrease) increase in      (1,000)   (808,002)     (9,433)  (842,550)
 Accts Payable

(Decrease) increase in            0           0           0          0
 Accts Payable Related
 Parties

(Decrease) increase in            0           0           0          0
 advance payable

Net Cash Flows Used       (109,527)   (520,059)   (167,460)  (480,749)
 for Operating
 Activities

Cash Flows from
 investing activities

(Purchase) sale of          101,999     501,000    (45,017)    500,000
 Fixed Assets

(Purchase) sale of                1           0    (30,003)          0
 Note Receivable

(Purchase) sale of                0           0           0          0
 Lease Interests

Total cash used for         102,000     501,000    (75,020)    500,000
 investing

[CAPTION]


Cash flows from
 financing activities

Increase (Decrease) in       19,912         0       8,643  (30,617)
 Note Payable

Sale of Common Stock         27,033         0     264,654    26,900

Total cash from              46,945         0     273,297   (3,717)
 financing activities

Increase (Decrease) in       39,418  (19,059)      30,817    15,534
 cash

Cash and cash               (4,221)    26,060       8,701   (8,533)
 equivalents -
 beginning of period

Cash and cash                35,197     7,001      39,518     7,001
 equivalents -
 end of period

                           NELX, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


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

                           NELX, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

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

                           NELX, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 2 - LONG-TERM DEBT:

Following is a summary of long-term debt at February 28, 1998


     7.6%    Note payable to
             CNETCO, Inc., payable
             at $359 per month, due                 $31,875
             10/05, secured by 4th
             mortgage on property

     14%     Note payable to DBL
             Mortgage Corp.,
             payable at $2,800 per                 $240,000
             month secured by first
             deed of trust on land
             in Weld County,
             Colorado.  Note is in
             default, interest
             escalates to 38% on
             unpaid balance.

    Various  Unsecured notes
    %        payable to others, due
             on various dates                        $70,994
             through 1998 at
             interest rates from
             8% - 10%

NOTE 3 - GOING CONCERN:

     The Company incurred a net loss of $4,083,083 for fiscal year 1997 and has retained earnings (losses) of ($7,753,559) at February 28, 1998. At February 28, 1998, current liabilities exceed current assets by $826,274. These factors indicate that the Company has substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

NOTE 4 - ASSET DISSOLUTION:

     In November of 1992 the company issued 7,400,000 shares of the company's common stock for a 3 unit apartment building, subject to a promissory note of $57,000 to Chrysler First Financial Services Corporation. During the 1997 fiscal year the company was in default on this note and the property was foreclosed.

                           NELX, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 4 - ASSET DISSOLUTION CON'T:

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Results of Operations for nine month period ended February 28, 1998, compared to same period in 1997.

     The Company has experienced continuing operating expenses for the nine month period of $46,122 compared to $234,647 in the same period in 1997. The revenues for the period totaled $0 from oil and gas operations compared with $0 for same period in 1997. Miscellaneous revenues from discounts and liquidations totalled $408,973 in the period in 1998, due to which the Company recorded net income of $362,851 for the period as compared to a ($350,107) loss for the same period in fiscal year 1997. Other Revenues and Expenses (Real Estate Rental) showed no net income for the period as compared to ($65,460) net loss for same period in 1997. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no other income, except income attributable to discounts and liquidation.

Results of Operations for the three month period ended February
28, 1998 compared to same period in 1997.

     The Company has experienced continuing operating expenses for the three month period of $9,251 compared to $63,040 in the same period in 1997. The revenues for the period totaled $0 from operations compared with $0 for same period in 1997. In the three month period in 1998, the Company had real estate sales income of $176,474 and miscellaneous income of $125,720 totalling $302,194 from liquidation and no miscellaneous income in 1997. The Company recorded a net income of $292,943 for the period as compared to a ($15,336) loss for the same period in fiscal year 1997. Other Revenues and Expenses showed a net income (loss) for the period of ($0) as compared to ($47,704) loss for same period in 1997. The Company losses on operations will continue until income from any operations or real estate sales can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no real estate revenues and has no other income.

Liquidity and Capital Resources

     The Company had cash capital at the end of the period of $6,672 which was insufficient to cover current liabilities. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

Analysis of Financial Condition

     At February 28, 1998, there were trade accounts payable in excess of $178,468. The Company was also in default on all notes payable and had no source of income. The current portion of the long term debt was $833,275. The Company had, at period end, $7,001 in current assets, and the deficit in current assets to current debts and liabilities was ($826,274).

PART II


                       OTHER INFORMATION


     Item 1.   Legal proceedings -

               NELX, Inc. has been named as a Defendant in a case captioned:

               Allan E. Pezoldt and the Allan E.Pezoldt Revocable Living Trust vs. NELX, Inc., f/k/a Nelson Exploration, Inc., a Kansas corporation, Goodnight/Lowery, Inc., a Colorado corporation, Enviro Research Group, Inc., a Colorado corporation, William L. Goodnight, Individually, and Dennis H. Skelton, Individually.

               The case involves 240 acres of land owned by NELX, Inc.
               in Weld County, Colorado. A Lis Pendens has been filed against the property. Claims against NELX, Inc. include breach of contract, interference with contractual relations, misrepresentation/fraud, and claims are made for rescission and restitution. NELX, Inc. has filed a counterclaim against the Plaintiffs for slander of title. NELX, Inc. believes it has valid defenses to the claims in this case, and is having settlement discussions with the Plaintiff. A trial date has been set for June 1998. Although NELX, Inc. believes it has valid defenses, in the event a judgment were rendered against the Company, it could result in loss of an asset on its books of up to $1,200,000, a very material loss (a write-down was taken in prior reporting to $450,000). Outcome of the litigation cannot be predicted. Settlement negotiations are being conducted.

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

               Immediately after October 9, 1997, funds were deposited and negotiations were commenced to decrease the trade accounts payable. As of February 28, 1998, trade accounts payable have been reduced by $313,000.00 and discounts negotiated of $221,500.00.

     Item 6.   Exhibits and reports on Form 8-K
               (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                         None.

               (b) Reports on Form 8-K filed during the three months ended February 28, 1998: (incorporated by reference)


                         None



                           Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NELX, Inc.

                         (Registrant)


Date: May 22, 1998                      /s/Charles L. Stout
                                           Charles L. Stout, President