Form 10KSB
period 1998-05-31
NELX INC
filed 1998-12-09
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
                               Ended May 31, 1998

                         Commission file number 0-21210
                                                -------
                                   NELX, INC.

             (Exact name of registrant as specified in its charter)

                    Kansas                             84-0922335
                    ------                             ----------
              (State or other jurisdiction             (I.R.S. Employer
              of incorporation or organization)        Identification No.)

              Route 1, Box 4J, Bridgeport, WV          26330
              -------------------------------          -----
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (304) 622-9599
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

                             Yes  X      No
                                  --         --


Indicate by check mark if disclosure of delinquent filers in Response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                             Yes          No   X
                                 --            --

Registrants gross revenues for its most recent fiscal year were $0, and operations expenses totaled ($184,932) for a net loss of ($184,932).

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,181,341 as of May 31, 1998 (a $.045/share average bid at May 31, 1998).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 46,352,042 common shares as of May 31, 1998.

                                TABLE OF CONTENTS

                                     PART I
                                                                        Page

Item 1.               Business ..................................       1

Item 2.               Properties ................................       3

Item 3.               Legal Proceedings..........................       3

Item 4.               Submission of Matters to a Vote of
                      Security Holders..........................        3

                                     PART II

Item 5.               Market for Registrant's Common Stock and
                      Security Holder Matters ..................        4

Item 6.               Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations ...............................        5

Item 7.               Financial Statements and Supplementary Data..     6

Item 8.               Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.....       6

                                           PART III

Item 9.               Directors and Executive Officers of the
                      Registrant.................................       7

Item 10.              Executive Compensation......................      9

Item 11.              Security Ownership of Certain Beneficial
                      Owners and Management......................       11

Item 12.              Certain Relationships and Related
                      Transactions...............................       11

                                            PART IV

Item 13.              Exhibits, Financial Statement Schedule
                      and Reports on Form 8-K....................       12

PART I


ITEM 1.        BUSINESS

General
-------
               The Registrant was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1991, the Registrant acquired Westwind Production Company, a Nevada corporation, which owned certain non-producing oil and gas properties and related assets. The Registrant currently has no business operations and it has been unsuccessful in achieving any oil or gas production. All mineral leases have been sold or terminated and written off. The company has divested all real estate held for investment, development and resale, except for a small commercial property in Kansas. For financial information see "Financial Statements and Supplementary Data."

Parent (Registrant)
------
NELX, Inc.

Wholly owned Subsidiaries
-------------------------
        1.     MS Oil Company, Inc. (a Colorado corporation)
               Operations:          None


Oil and Gas Producing Activities.
---------------------------------
        None.  All attempts at production activities were terminated.

Patents, Trademarks, Licenses, Etc.
-----------------------------------
        The Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's activities.

Governmental Regulation
-----------------------
     General - The Registrant's activities may be subject to extensive regulation by numerous federal, state and local governmental authorities, if the Company engages in either the oil and gas or real estate business. Regulation of the Registrant's development activities, if they ever develop, will have a significant effect on the Registrant and its operating results.

               Oil and Gas Activities - The Company currently has no oil and gas
               ----------------------
activities or operations.

Real Estate Business
--------------------
     The Company originally acquired real estate as capital assets to form a base from which to grow. Due to the continuing lack of capital partners for oil and gas exploration, the Company, in 1997, turned its attention to efforts to liquidate its real estate capital assets and has done so. The Company now owns only one small commercial property in Kansas.

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

     Capital: The Company has no commitments for capital at this time for any real estate development projects.

Competition and Markets
-----------------------
     There are many companies and individuals engaged in the real estate business. Some are very large and well established with substantial capabilities and long earnings records. The registrant is at a competitive disadvantage with other firms and individuals in marketing real properties since they have greater financial resources and larger technical staffs than the Registrant. In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

     A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the development of real estate. These factors include area growth, interest rates, transportation routes, the marketing of competitive properties and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

Industry Segments
-----------------
Real Estate Rental Income & Expense
-----------------------------------
Income                              $ 0
Expenses                            $ 0
Net Income (Loss)                   $ 0

Oil & Gas Income and Expense                (Operations discontinued)
----------------------------
Income                              $ 0
Cost of Sales                       $ 0
Expenses                            $ 0
Net Income                          $ 0

Employees
---------
     The Registrant retains consultants with respect to any activities for which consulting services may be necessary. The Registrant from time to time retains independent engineering and geological consultants in connection with its operations. The company President, Charles L. Stout, is on a part time basis as President of NELX, Inc.

ITEM 2.        PROPERTIES

Oil and Gas Properties
----------------------
        None

REAL PROPERTY
-------------
        None

ITEM 3.        LEGAL PROCEEDINGS

        There are presently no material pending legal proceedings which would result in any uninsured liability, other than routine litigation incidental to the business, to which the Registrant is a party.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None in Fiscal Year ended May 31, 1998.


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

FY 1997 (Ended May 31, 1998):

                                                   High Bid      Low Bid
                                                   --------      -------

        1st quarter                                .06           .025
        2nd quarter                                .075          .03
        3rd quarter                                .06           .03
        4th quarter                                .045          .03

                                                   High Bid      Low Bid
                                                   --------      -------
FY 1996:
        1st quarter                                .24           .09
        2nd quarter                                .125          .055
        3rd quarter                                .13           .045
        4th quarter                                .11           .03125

                                                   High Bid      Low Bid
                                                   --------      -------
FY 1995:
        1st quarter                                1.125         .63
        2nd quarter                                .938          .375
        3rd quarter                                .688          .219
        4th quarter                                .469          .141

        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of May 31, 1998, there were 749 holders of record of the Registrant's common stock.

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

In view of the current economic conditions within the industries in which the Registrant participates, the Registrant anticipates that cash flow from operations for fiscal 1995 will be insufficient to satisfy all of its general working capital requirements necessitating additional capital infusions from affiliates, from sale of assets, borrowing, equity participation or Fairmout Agreements.

        The Registrant will continue a deficit working capital position in the future if sustaining revenues and growth capital are not generated by the Registrant.

        Changes in Financial Conditions - Loss of Assets
        ------------------------------------------------
     In Fiscal Year 1997 ending May 31, 1998, the Company reconveyed 320 acres of property in Adams County, Colorado to a lender for debt reduction, of which resulted in debt reduction of approximately $500,000. The Company settled a lawsuit by Allan E. Pezoldt by conveying 240 acres of Weld County, Colorado property in consideration of $60,000 in cash and payoff of debt totaling approximately $500,000. The Company had previously written down the asset to the debt owed upon it.

        Results of Operations for 1997 Fiscal Year Compared to 1996 Fiscal Year
        -----------------------------------------------------------------------
        NELX, Inc. incurred operating expenses for fiscal year 1997 in the amount of $184,932 as compared with operating expenses of $786,976 for fiscal year 1996. In fiscal year 1996, the Company determined, that due to defaulted mortgage obligations on its real estate, it would write down its assets to the balance outstanding on its mortgage obligations, since there appeared to be sufficient equity in the real estate to satisfy the obligations. In fiscal year 1996, the Company wrote off a note receivable and returned real estate held to the senior mortgage holder on two of its real estate parcels, since both mortgages were in default. In fiscal year 1996, an apartment triplex owned by the Company was lost in foreclosure, but it resulted in the extinguishment of approximately $111,000 in debt. 1996 write-offs of real estate and a note receivable totaled $3,266,994. In the 1997 fiscal year, the Company conveyed two undeveloped acreage tracts to settle debt and lawsuits resulting in over $1,000,000 in debt elimination. The property conveyed had previously been written down. The Registrant expects that its operating expenses will substantially decrease in fiscal year 1998 over 1997. The net loss on operations for year ended May 31, 1998 was ($184,932) compared to ($826,089) for year end May 31, 1997. The Company's total net loss after write-offs on assets for year ended May 31, 1998, was ($184,932) as compared to ($4,093,083) for the year ended May 31, 1997. The per share loss for year ended May 31, 1997 was ($.004) compared to ($.20) for the year ended May 31, 1996.

        Registrant had no oil and gas operating revenues in fiscal year 1997 and no oil and gas operating revenues in fiscal year 1996.

        Registrants monthly revenue for operations is insufficient to cover its normal operating costs and debt service.


        Liquidity and Capital Resources
        -------------------------------
     Registrants liquidity is limited by its ownership of undeveloped real estate, which is not readily marketable. The Company has no cash flow from any other source.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               (a) The names of the directors and information about them, as furnished by the directors themselves, are set forth below:


        Name               Age  Relationship     Term of         Director
        ----               ---  ------------     -------         --------
                                With Company     Office Since
                                ------------     ------------

Charles L. Stout ..........48   President &      Annual    Oct. 1997
                                Director

Harry Bullock .............65   Vice President   Annual    Oct. 1997


Kenneth L. Curry ..........38   Director         Annual    Oct. 1997


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

        Business Experience
        -------------------
Harry Bullock, age 65

     Director and Secretary, received his B.S. in Civil Engineering in 1952 from the University of Wyoming. From 1970 to 1980, he was President and principal in Bullock Engineering and Development Co. of Denver. From 1983 to 19986, he was chairman of the Board of Interguer, Inc., a public company. Since 1971, he has been principal and chairman of the Board of Bullock Exploration, Inc., a natural resource exploration and mining contractor. He is a member of the National society of Professional Engineers and the Colorado Society of Professional Engineers.

Charles L. Stout, age 48

     President and Director, obtain a B.S. in Mechanical Engineering Technology from Fairmont State College. He has post graduate study at West Virginia University. He is President and Director of Applied Mechanics Corporation which he founded in 1983, a West Virginia Oil and Gas producer. From 1984 to present, he has been President of Appalachian Labor and Economic Development Corps., Ltd. He is a director of Square Roots, Inc. and is owner of Applied Machining, Inc., a tool and die shop.

Kenneth L. Curry, age 38

     Director, attended West Virginia University for a year studying forestry. He is a Certified Logger in West Virginia. He is principal in and President of Square Roots, Inc., a logging and lumber company in Bridgeport, West Virginia.

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

        The following persons had not filed Form 5 as of May 31, 1998:

        Charles L. Stout
        Harry Bullock
        Kenneth L. Curry

ITEM 10.       EXECUTIVE COMPENSATION

        Summary

     a) Set forth in the following table is information as to the cash compensation paid or set aside directly or indirectly during the fiscal year ended May 31, 1997, to or for the benefit of any executive officer whose cash compensation exceeded $60,000.00, and all executive officers as a group:

Name of Individual                          Capacities in               Salary
or Number of Group                          Which Served                and fees
------------------                          --------------              --------
Charles L. Stout                            President & Director        $0
Harry Bullock                               Vice President              $0
Kenneth L. Curry                            Director                    $0

                                            Directors                   $0
All Executive Officers
as a Group (3 persons)                      -                           $0

               b) Compensation paid by the Company for all services provided during the fiscal year ended May 31, 1998, (1) to each of the Company's directors whose cash compensation exceeded $60,000 and (2) to all directors as a group is set forth below:

                                  ANNUAL COMPENSATION ($$)
                                  ------------------------
Name and Position                  Year              Fees                  Bonus
-----------------                  ----              -----                 -----
Charles L. Stout, President & Dir. 1997              $0                    $0

Harry Bullock, Vice President      1997              $0                    $0

Kenneth L. Curry, Director         1997              $0                    $0

Directors                          1997              $0                    $0

                                  LONG TERM COMPENSATION
                                  ----------------------
                                       Options
                        Restricted     & SARs
                        Stock          LTIP          LTIP           Other
Other                   Awards         Payouts       Payouts        Compensation

Charles L. Stout        None           None          None           None

Harry Bullock           None           None          None           None

Kenneth L. Curry        None           None          None           None

     All directors and officers as a group received no shares as additional compensation

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

     Employment  Contracts and  Termination of Employment and  Change-in-Control
     ---------------------------------------------------------------------------
Arrangements. None.
------------

        Report on Repricing of Options/SARs
        -----------------------------------

        No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended May 31, 1998, or subsequently.

        Employee Stock Compensation Plan - No open plans.
        -------------------------------------------------

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a) The following table sets forth, as of May 31, 1998, the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of common stock of the Registrant by each person owning more than 5% of Registrants Common Stock and each officer and director and by all officers and directors as a group, together with the percentage of the outstanding shares of such class which such ownership represents. Unless otherwise indicated, such persons have sole voting and investment power with respect to such shares.

                                             Amount and Nature           Percent
                                             of Beneficial               of
Name of Beneficial Owner                     Ownership                   Class
------------------------                     ---------                   -----
Charles L. Stout                             20,000,000                  46%

Harry Bullock                                0                           0.002%

Kenneth L. Curry                             0                           0%

Total owned by Officers and Directors        20,100,000                  46.2%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain Transactions
        --------------------

     On October 9, 1997, Charles L. Stout purchased 20,000,000 shares of common stock for $20,000 and a commitment to fund additional payables. Charles L. Stout was then appointed President and Director.

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules. The following financial statements and schedules for NELX, Inc., as of May 31, 1998, and 1997 are filed as part of this report.

                                                                      Page
                                                                      ----
        (1)    Financial statements of NELX, Inc:
               Reports of Independent Accountants
               Report of Michael B. Johnson & Co.
               years ended May 31, 1998 and May 31, 1997              F-2
               Balance Sheets                                         F-3
               Statements of Operations                               F-4
               Statements of Cash Flow                                F-5 - F-6
               Statements of Shareholders' Equity                     F-7
               Notes to Financial Statements                          F-8 - F-12

        (2)    Financial Statement Schedules:
               (a)    None
               (b)    Reports on Form 8-K:

                      7/7/97 Incorporated by reference as filed with Securities and
                                                   Exchange Commission

                      9/30/97 Incorporated by reference as filed with Securities and
                                                   Exchange Commission

                      10/30/97 Incorporated by reference as filed with Securities and
                                                   Exchange Commission
               (c)    Exhibits
Item No.
(under 601)

4.1*   Articles of Incorporation and By-Laws:
       Incorporated by Reference as filed with Form 10 with the Securities and Exchange Commission
13.1* Quarterly Report of NELX, Inc. 10-QSB for Period ended August 31, 1997. 13.2* Quarterly Report of NELX, Inc. 10-QSB for Period ended November 30, 1997. 13.3* Quarterly Report of NELX, Inc. 10-QSB for Period ended February 28, 1998. 22.1* Subsidiaries of Registrant
* Previously filed

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                                               NELX, INC.

November 12, 1998                                  by:_________________________
                                                     Charles L. Stout, President

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


______________________                      President         November 12, 1998
Charles L. Stout                            and Director


______________________                      Vice President    November 12, 1998
Harry Bullock


______________________                      Director          November 12, 1998
Kenneth L. Curry

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1997


NOTE 4 - ASSET DISSOLUTION:

On April 17, 1998, the Company conveyed the 240 acres of land in Weld County to Allan Pezoldt in exchange for the $450,000 shown in 1997 as an outstanding mortgage.

On May 8, 1998, the Company conveyed the 320 acres of land in Adams County to Meheen Engineering in exchange for the $500,000 shown in 1997 as an outstanding mortgage.

On October 9, 1997, the Board of Directors accepted an offer from Charles Stout to acquire 20 million shares of common stock of NELX, Inc., in consideration for his agreement to contribute $20,000 in immediate cash and to contribute such additional funding to settle accounts payable and commitments up to $250,000. Subsequently, on October 17, 1997, the initial cash contribution of $20,000 was made. The 20 million shares represents 46% of the outstanding stock of NELX, Inc. Mr. Charles Stout was appointed President on October 9, 1997.

NOTE 5 - PRIOR YEAR ADJUSTMENT

During fiscal year ending May 31, 1997, NELX, Inc. wrote off $3,266,994 of non-producing assets. In 1998, NELX, Inc.'s new management returned assets and restructured debt obligations. NELX, Inc. also received discounts from creditors on debts, which allowed the Company to remain in business. Management's prior year write-off of non-producing assets of $3,266,994, due to debt restructuring and creditor discounts was overstated by $635,156.

                                   NELX, Inc.
                          Consolidated Balance Sheets
                                    May 31,

                                                       1998       1997
ASSETS:

Current Assets:
    Cash and cash equivalents                        $    1,662   $         -
                                                     ----------   ----------
        Total Current Assets                              1,662             -

Fixed Assets:
    Land                                                      -       950,000
    Plant & Plant Equipment                             100,000       100,000
    Equipment                                             8,654        12,479
    Buildings                                            82,000        82,000
                                                         ------        ------
                                                        190,654     1,144,479
    Less Accumulated Depreciation                      (114,266)     (106,154)
                                                       --------      --------
        Net Fixed Assets                             $   76,388   $ 1,038,325
                                                     ==========   ===========
Other Assets:
    Deposits                                                  -         3,950
                                                          -----         -----

        Total Other Assets                                    -         3,950
                                                         -----         -----
TOTAL ASSETS                                         $   78,050   $ 1,042,275
                                                     ==========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Bank Overdraft                                   $       -    $     8,533
    Accounts Payable                                    78,765        489,424
    Accrued Expenses                                    10,036        374,149
    Current Portion of Long-Term Debt                  158,984        812,252
                                                       -------        -------
        Total Current Liabilities                      247,785      1,684,358

Long-Term Liabilities:
    Notes Payable                                       25,841         30,617
                                                        ------         ------
        Total Long-Term Liabilities                     25,841         30,617
                                                        ------         ------
TOTAL LIABILITIES                                      273,626      1,714,975

STOCKHOLDERS' EQUITY:
    Common Stock, $.0001 par value 500,000,000
     shares authorized, 46,352,042 and 25,477,042
     issued and outstanding at May 31, 1998
     and 1997, respectively                              4,635          2,548
    Additional paid-in capital                       7,465,975      7,441,162
    Prior Year Adjustment                              635,156              -
    Retained Deficit                                (8,301,342)    (8,116,410)
                                                    ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                           (195,5576)      (672,700)
                                                     ---------       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $  78,050     $1,042,275

The accompanying notes are considered an integral part of these financial statements.

                                   NELX, INC.
                CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS
                           For the Year Ended May 31,

                                                     1998         1997
REVENUES:
---------
    Oil & gas sales                                  $        -    $          -


Gross Profit                                                  -               -

EXPENSES:
---------
    Consulting                                           39,662        303,975
    Office Expense                                        4,527           8,276
    Travel                                                3,939           2,635
    Lease Expense                                         2,049          52,580
    Repairs & Maintenance                                     -             195
    Professional Fees                                    33,872         137,310
    Telephone & Utilities                                 6,323          87,233
    Depreciation & Depletion                              8,112          19,103
    Miscellaneous                                         5,708          25,559
    Taxes                                                 2,318               -
    Interest Expense                                     78,422         150,110
                                                         ------        -------
Total Expenses                                          184,932         786,976
                                                        -------         -------
OTHER REVENUES & (EXPENSES):
----------------------------
    Net Rental Expense                                        -         (39,113)
                                                        -------         -------
Total Other Revenue & (Expenses)                              -         (39,113)

NET LOSS BEFORE DISCONTINUED OPERATIONS              $   (184,932) $   (826,089)

DISCONTINUED OPERATIONS:
------------------------
    Loss on Write Off of Non-Producing Assets                   -    (3,266,994)
                                                       ----------    ----------
NET LOSS                                             $   (184,932) $ (4,093,083)
                                                     ============  ============
Loss per Common Shares:
Loss Before Discounted Operations                           (0.01)        (0.04)
Loss on Discontinued Operations                                 -         (0.16)
                                                             -----        -----
Net Loss Per Share                                   $      (0.01) $      (0.20)
                                                     ------------  ------------
Weighted Average Number of
Shares Outstanding                                     21,327,974    20,084,742

The accompanying notes are considered an integral part of these financial statements.

                                   NELX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the Year Ended May 31,

                                                        1998         1997
Cash Flows from Operating Activities:
 Net Profit (Loss)                                    $ (184,932)   $(4,093,083)
 Amortization and Depreciation                             8,112         19,103
 Issuance of Common Stock for Services                         -        248,771
 (Decrease) Increase in Accounts Payable                (635,156)       349,775
 (Decrease) Increase in Bank Draft                        (8,533)         8,533
 (Decrease) Increase in Accrued Expenses                 (66,177)        66,177
 (Increase) Decrease in Accrued Interest Receivable       (3,950)           500
                                                          ------            ---
Net Cash Flows Used for Operating Activities            (890,636)    (3,400,224)

Cash Flows From Investing Activities:
 Purchase of Fixed Assets                                (55,081)        (5,476)
 Retirements/Repossession of Fixed Assets                953,825      3,379,202
                                                         -------      ---------
Net Cash Flow Used for Investing Activities              898,744      3,373,726

Cash Flows From Financing Activities:
 Issuance of Common Stock:                                 2,087          9,264
                                                           -----          -----
Net Cash Flows Provided by Financing Activities            2,087          9,264

Increase (Decrease) in cash                               10,195        (17,234)
                                                          ------        -------
Cash and Cash Equivalents -- Beginning
  of Year                                                 (8,533)         8,701
                                                          ------          -----
Cash and Cash Equivalents -- End of Year              $    1,662    $    (8,533)
                                                      ==========    ===========
Supplemental Disclosure of Cash Flow
 Information Cash Paid During the Year for:
 Interest                                             $   20,327    $    22,860
 Income Taxes                                         $        -    $         -

The accompanying notes are considered an intetral part of these financial statements.

                                   NELX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  May 31, 1998

                                    Common Stock       Additional
                                                        Paid-In     Accumulated
                                 # of Shares  Amount    Capital       Deficit
                                 -----------  ------    -------       -------

Balance at May 31, 1995           10,437,581  $1,044   $5,195,578   $(1,119,758)

Issuance of Common Stock
 for Cash                          1,520,100     152      382,068             -

Issuance of Common Stock
 for Services Rendered             4,058,619     406      917,520             -

Issuance of Common Stock
 for Assets Acquired or Reduction
 in Liabilities                    2,931,000     293      688,596             -

May 31, 1996 Net Loss                      -       -            -    (2,903,569)
                                -----------------------------------------------
Balance at May 31, 1996           18,947,300   1,895    7,183,780    (4,023,327)

Issuance of Common Stock
 for Cash                            185,280      19        9,245             -

Issuance of Common Stock
 for Services Rendered             6,344,462     634      248,137             -

May 31, 1997 Net Loss                      -       -            -    (4,093,083)
                                ------------------------------------------------
Balance at May 31, 1997           25,477,042   2,548    7,441,162    (8,116,410)

Issuance of Common Stock

 for Cash                         20,875,000   2,087       24,813             -

May 31, 1998 Net Loss                      -       -            -      (184,932)
                                ------------------------------------------------
                                  46,352,042   4,635    7,465,975    (8,301,342)
                                ================================================
The  accompanying  notes are  considered  an  integral  part of these  financial statements.
