Form 10QSB
period 1998-08-31
NELX INC
filed 1999-02-10
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the quarterly period ended 08/31/98

                         Commission file number 0-21210


                                   NELX, INC.

             (Exact name of registrant as specified in its charter)




         Kansas                                            84-0922335
---------------------------------                        --------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                     Route 1, Box 41J, Bridgeport, WV 26330
               (Address of principal executive offices) (Zip Code)

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

                                Yes  X       No   ____

As of August 31, 1998, there were 46,352,042 outstanding shares of common stock, par value $.0001.

PART 1.           FINANCIAL INFORMATION


                                   NELX, INC.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                               August           May
                                               31, 1998       31, 1998

ASSETS

Current Assets
     Cash & Cash Equivalents                   $15,063         $1,662

Property, Plant and Equipment
     Plant and Plant Equipment                 100,000        100,000
     Equipment                                   8,654          8,654
     Buildings                                  85,175         82,000
                                             ------------    -----------
                                               193,829        190,654
     Less Accumulated Depreciation             114,266        114,266
                                             ------------    -----------
          Net Fixed Assets                      79,563         76,388

TOTAL ASSETS                                   $94,626        $78,050


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                          $40,255        $78,765
     Accrued Expenses                           10,036         10,036
     Current Portion of Long-Term Debt          62,984        158,984
                                             -----------    -----------
          Total Current Liabilities            113,275        247,785

Long Term Liabilities
     Notes Payable                              25,841         25,841

Total Liabilities                              139,116        273,626


Stockholders' Equity
   Common Stock. $0.0001 par value, 500,000,000 shares authorized
   46,352,042 issued and outstanding at May 31, 1998 and August 31,
   1998, respectively                            4,635          4,635
  Additional paid-in capital                 7,623,975      7,465,975
  Retained Deficit                         (7,673,100)    (7,666,186)
                                           -----------    -----------
TOTAL STOCKHOLDERS' DEFICIT                   (44,490)      (195,576)
                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $94,626        $78,050

                                  NELX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended August 31
                                  (Unaudited)

                                                1998            1997
REVENUES
     Oil & gas sales                               -               -
     Sale of ORRI                                             25,000
     Misc Income                                              11,000
     Cost of Sales                                           (1,944)
                                             ---------      ---------
Gross Profit                                       -          34,056

EXPENSES
     Interest                                  4,541
     Office Expense                              937           3,031
     Professional Fees                         1,050          23,700
     Telephone & Utilities                       386           (199)
Total Operating Expenses                       6,913          26,532
                                             ---------      ---------
NET INCOME (LOSS)                           $(6,913)          $7,524

Loss per Common Share                         (0.00)            0.00

Weighted average number of
  shares outstanding                      46,352,042      25,477,000


                                   NELX, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                       Three Months
                                                       Ended August 31,
                                                       1998                1997
Cash Flows from Operating Activities:
     Net Profit (Loss)                                 (6,913)             $7,524
     Depreciation
     (Decrease) Increase in Accounts Payable          (38,510)
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Accounts Receivable
                                                       ---------           ---------
Net Cash Flows Used for Operating Activities          (45,423)              7,524

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                   (3,176)
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                       ----------          ---------
Net Cash (Used by) From Investing Activities           (3,176)                  0

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable              (96,000)              2,500
     Sale of Common Stock
     Sale of Treasury Stock                            158,000
                                                       ----------          ---------
Total Cash from (Used by) Financing Activities          62,000              2,500

Increase (Decrease) in Cash                             13,401             10,024
                                                       ----------          ---------
Cash and Cash Equivalents - Beginning of Period          1,662            (8,533)
                                                       ----------          ---------
Cash and Cash Equivalents - end of Period               15,063              1,491


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for quarter ended August 31, 1998 compared to same period in 1997.

     The Company has experienced continuing operating expenses for the three month period of $6,913 as compared to $26,532 in the same period for 1997. The revenues for the period totaled none from operations compared with $34,056 for same period in 1997. The Company recorded a net loss of $(6,913) for the period as compared to a $(7,524) loss for the same period in fiscal year 1997. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The loss per share for the period in 1998 was ($.0001) compared to ($.0003) for the same period in 1997.

Liquidity and Capital Resources

     The Company had inadequate cash capital at the end of the period for any significant operations. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

                                    PART II


                                OTHER INFORMATION


Item 1. Legal proceedings - There are presently no material pending legal proceedings which would result in any uninsured liability.

Item 2.   Changes in securities - None.
Item 3.   Defaults upon senior securities - None.
Item 4.   Submission of matters to a vote of security holders - None
Item 5.   Other information
     a. The Board approved entering into a Plan and Agreement of Reorganization with Applied Mechanics, Inc. of West Virginia for ninety (90) million shares. The Plan will not be formally executed by NELX, Inc. pending due diligence review. Applied Mechanics, Inc. owns oil and gas production in West Virginia of over 200 producing stripper wells and feeder pipelines for gas. Applied Mechanics is an operator and workover specialist for wells in the West Virginia area. Gross revenues for 1997 were $600,000.

     b. The prior Board of Directors members have agreed to return for a cancellation a total of two (2) million shares of common stock.

     c. Charles and Marilyn Stout have returned a total of six (6) million shares of common stock to the treasury to reduce dilution.

     d. Bruce Bowler, a newly appointed director, purchased two (2) million shares of common stock for $.08 per share ($160,000).

     e. The Board approved the issuance of 1,000,000 shares of common stock each to directors, Harry Bullock, Bruce Bowler, and John Cowan, for a purchase price of $1,000 and the agreement to serve as directors and officers of the company for a period of two years without further compensation.

     f. The Board approved the issuance of one (1) million shares of common stock to Mind2Market, Inc. in consideration of full settlement of all claims against NELX, Inc. and pursuant to a prior agreement between Mind2Market, Inc. and NELX, Inc.

Item 6.   Exhibits and reports on Form 8-K
     (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
                None.
     (b) Reports on Form 8-K filed during the three months ended August 31, 1998:
                8-K filed July 31, 1998

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NELX, Inc.
Date:  February 5, 1998

                                                  /s/ Charles L. Stout
                                              By:-------------------------------
                                                  Charles L. Stout, President