Form 10QSB
period 1998-11-30
NELX INC
filed 1999-02-18
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the quarterly period ended 11/30/98
                         Commission file number 0-21210


                                   NELX, INC.

             (Exact name of registrant as specified in its charter)




         Kansas                                              84-0922335
----------------------------------                          --------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                      Rt. #1, Box 4-J, Bridgeport, WV 26330
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes  X       No   ____

As of November 30, 1998, there were 46,352,042 outstanding shares of common stock, par value $.0001.

PART 1.           FINANCIAL INFORMATION

         ITEM 1.           Financial Statements

                                   NELX, INC.
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                     November             May
                                                     30, 1998             31, 1997

ASSETS

Current Assets
     Cash & Cash Equivalents                           $4,091              $1,662

Property, Plant and Equipment
     Plant and Plant Equipment                        100,000             100,000
     Equipment                                          8,654               8,654
     Land
     Buildings                                         85,175              82,000
                                                      --------          -------------
                                                      193,829             190,654
     Less Accumulated Depreciation                    114,266             114,266
                                                      --------          -------------
          Net Fixed Assets                             79,563              76,388

TOTAL ASSETS                                          $83,654             $78,050
                                                      ========          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                 $33,256             $78,765
     Accrued Expenses                                  10,036             100,366
     Note Payable - Stockholder                        57,950
     Current Portion of Long-Term Debt                  6,034             158,984
                                                      --------          -------------
          Total Current Liabilities                   107,276             338,115

Long Term Liabilities
     Notes Payable                                     25,841              25,841

Total Liabilities                                     133,117             273,626


Stockholders' Equity
     Common Stock. $0.0001 par value, 500,000,000
     shares authorized 46,352,042 issued and
     outstanding at May 31, 1998 and November 30,
     1998, respectively                                 4,635               4,635
     Additional paid-in capital                     7,623,975           7,465,975
     Prior year adjustment                                                635,156
     Retained Deficit                             (7,678,072)         (8,301,342)
                                                  -----------         ------------
TOTAL STOCKHOLDERS' DEFICIT                          (49,463)           (195,576)
                                                  -----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $83,654             $78,050
                                                  ===========         ============

                                   NELX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Six Months Ended November 30,
                                  (Unaudited)


                                                      1998              1997
REVENUES
     Oil & gas sales                                                          -
     Sale of ORRI
     Misc Income                                                         96,743
     Cost of Sales                                                      (2,049)
                                                                       --------
Gross Profit                                             -               94,694

EXPENSES
     Interest                                        4,542                  226
     Office Expense                                  2,403                5,226
     Professional Fees                               4,450               38,137
     Telephone & Utilities                             491                4,596
Total Operating Expenses                            11,886               48,186
                                                  --------               ------
NET INCOME (LOSS)                                $(11,886)              $46,508
                                                  ========               ======
Loss per Common Share                               (0.00)                 0.00

Weighted average number of shares outstanding   46,352,042           25,477,000



                                  NELX, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                     Six Months
                                                                 Ended November 30
                                                                 1998            1997
Cash Flows from Operating Activities:
     Net Profit (Loss)                                          (11,886)        $46,508
     Depreciation
     (Decrease) Increase in Accounts Payable                    (45,510)      (126,702)
     (Decrease) Increase in Accrued Expenses                                     10,037
     (Increase) Decrease in Other Assets                                          3,950
     (Increase) Decrease in Accounts Receivable
                                                                 --------       --------
Net Cash Flows Used for Operating Activities                    (57,396)       (66,207)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                             (3,175)        (1,000)
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                 --------       --------
Net Cash (Used by) From Investing Activities                     (3,175)        (1,000)

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                        (95,000)         74,900
     Sale of Common Stock                                                        26,900
     Sale of Treasury Stock                                      158,000
                                                                 --------       --------
Total Cash from (Used by) Financing Activities                    63,000        101,800

Increase (Decrease) in Cash                                        2,429         34,593
                                                                                --------
Cash and Cash Equivalents - Beginning of Period                    1,662        (8,533)

Cash and Cash Equivalents - end of Period                          4,091         26,060
                                                                 ========       ========


                                   NELX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended November 30,
                                  (Unaudited)

                                                                 1998            1997
REVENUES
     Oil & gas sales                                                                 -
     Sale of ORRI
     Misc Income                                                                60,743
     Cost of Sales                                                               (105)
                                                                                -------
Gross Profit                                                           -        60,638

EXPENSES
     Interest                                                                      226
     Office Expense                                             1,468            2,195
     Professional Fees                                          3,400           14,437
     Telephone & Utilities                                        105            4,795
                                                            ---------           ------
Total Operating Expenses                                        4,973           21,654

NET INCOME (LOSS)                                            $(4,973)          $38,984
                                                            =========           ======
Loss per Common Share                                          (0.00)             0.00

Weighted average number of shares outstanding              46,352,042       25,477,000


                                   NELX, INC.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                         Three Months
                                                       Ended November 30
                                                       1998            1997
Cash Flows from Operating Activities:
     Net Profit (Loss)                                (4,973)         $62,384
     Depreciation
     (Decrease) Increase in Accounts Payable          (7,000)        (34,548)
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Other Assets                                3,950
     (Increase) Decrease in Accounts Receivable
                                                       -------        --------
Net Cash Flows Used for Operating Activities         (11,973)          31,786

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                        1         (1,000)
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                       -------        --------
Net Cash (Used by) From Investing Activities                1         (1,000)

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                1,000        (33,117)
     Sale of Common Stock                                              26,900
     Sale of Treasury Stock
                                                       -------        --------
Total Cash from (Used by) Financing Activities          1,000         (6,217)

Increase (Decrease) in Cash                          (10,972)          24,569
                                                                      --------
Cash and Cash Equivalents - Beginning of Period        15,063           1,491
                                                                      --------
Cash and Cash Equivalents - end of Period               4,091          26,060
                                                       =======        ========

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The following is a summary of NELX, Inc.'s (Company) significant accounting policies:

         BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three and six-month periods ended November 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Income taxes:

         None.

         Reclassifications:

         None.

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

NOTE 2 - LONG-TERM DEBT:

Following is a summary of long-term debt at November 30, 1998
                                                                 1997
============================================================================
Various         Unsecured notes payable to
%               others on various dates through
                1998 at interest rates from 8% -
                10%
                                                                $83,797


NOTE 3 - GOING CONCERN:

         The Company incurred a net loss of $184,932 for fiscal year ended May 31, 1998 and has retained earnings (losses) of ($7,678,072) at November 30, 1998. At November 30, 1998, current liabilities exceed current assets by $49,463. These factors indicate that the Company has substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ASSET REVALUATION:

         In September of 1995 the company exchanged 350,000 shares of common stock for a mini mall located in Kansas subject to a note for $31,875. The company is in default on this note and the company has revalued this property down to the amount of the outstanding mortgage of $31,000.

NOTE 5 - CHANGE OF CONTROL - ISSUANCE OF STOCK

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

NOTE 6 - PRIOR YEAR ADJUSTMENT

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for six month period ended November 30, 1998 compared to same period in 1997.

         The Company has experienced continuing operating expenses for the six month period of $11,886 compared to $48,186 in the same period in 1997. The revenues for the period totaled $0 from oil and gas operations compared with $0 for same period in 1997. Miscellaneous revenues totalled $0 in the period in 1998, but in the period in 1997 miscellaneous income was $94,694. The Company recorded net loss of ($4,973) for the period as compared to $38,984 net income for the same period in fiscal year 1997. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no revenues and has no other income.

Results of Operations for the three month period ended November 30, 1998 compared to same period in 1997.

         The Company has experienced continuing operating expenses for the three month period of $4,973 compared to $10,339 in the same period in 1997. The revenues for the period totaled $0 from operations compared with $0 for same period in 1997. In the three month period in 1998, the Company had no miscellaneous income compared to $60,743 in miscellaneous income in 1997. The Company recorded a net loss of ($4,973) for the period as compared to $38,984 net income for the same period in fiscal year 1997. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no revenues and has no other income.

Liquidity and Capital Resources

         The Company had minimal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund any operations. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

Analysis of Financial Condition

         At November 30, 1998, there were current liabilities payable of $107,276. The Company had no source of income. The current portion of the long term debt was $6,034. Long term debt was $25,841. The Company had, at period end, $83,654 in current assets, and the deficit in current assets to current debts and liabilities was ($49,463).

PART II

                                OTHER INFORMATION

         Item 1.  Legal proceedings - None.
         Item 2.  Changes in securities - None.
         Item 3.  Defaults upon senior securities - None.
         Item 4.  Submission of matters to a vote of security holders - None.
         Item 5.  Other information -
         Item 6.  Exhibits and reports on Form 8-K
                           (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
                                      None.
                           (b)      Reports  on Form 8-K filed  during the three
                                    months    ended     November    30,    1998:
                                    (incorporated by reference)
                                      None.


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NELX, Inc.
                                            (Registrant)



Date:  February 12, 1999
                                            ------------------------------------
                                            Charles L. Stout, President