Form 10QSB
period 1999-02-28
NELX INC
filed 1999-05-14
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended February 28, 1999
                         Commission file number 0-21210


                                   NELX, INC.

             (Exact name of registrant as specified in its charter)




         Kansas                                                 84-0922335
---------------------------------                            -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                      Rt. #1, Box 4-J, Bridgeport, WV 26330
            -------------------------------------------------------

               (Address of principal executive offices) (Zip Code)
              ----------------------------------------------------
       Registrant's telephone number, including area code: (304) 622-9599


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------

As of February 28, 1999, there were 46,352,042 outstanding shares of common stock, par value $.0001.

PART 1.           FINANCIAL INFORMATION

         ITEM 1.           Financial Statements


                                   NELX, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                              February                   February
                                                                              28, 1999                   28, 1998

ASSETS

Current Assets
     Cash & Cash Equivalents                                                        $ 774                    $ 7,002

Property, Plant and Equipment
     Plant and Plant Equipment                                                    100,000                    100,000
     Equipment                                                                      8,654                     12,479
     Land                                                                                                    450,000
     Buildings                                                                     54,175                     82,000
                                                                                  162,829                    644,479
     Less Accumulated Depreciation                                                114,266                    106,154
          Net Fixed Assets                                                         48,563                    538,325

TOTAL ASSETS                                                                     $ 49,337                  $ 545,326
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                            $ 24,255                  $ 173,468
     Accrued Expenses                                                              10,037                    203,712
     Note Payable - Stockholder                                                    61,650                    139,950
     Current Portion of Long-Term Debt                                              3,000                      3,000
          Total Current Liabilities                                                98,941                    520,130

Long Term Liabilities
     Notes Payable                                                                                           334,769

Total Liabilities                                                                  98,941                    854,899


Stockholders' Equity
     Common Stock. $0.0001 par value, 500,000,000 shares authorized
     46,352,042 issued and outstanding at May 31, 1998 and November 30,
     1998, respectively                                                             4,635                      4,635
     Additional paid-in capital                                                 7,623,975                  7,465,975
     Retained Deficit                                                          (7,678,214)                (7,780,182)
TOTAL STOCKHOLDERS' DEFICIT                                                       (49,605)                  (309,573)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 49,337                  $ 545,326
                                                                           ===============            ===============



                                   NELX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Nine Months Ended February 28,
                                   (Unaudited)

                                                                                1999                        1998
                                                                                ----                        ----
REVENUES
     Gain/Loss on Sale of Assets                                                      875                     176,474
     Consulting Fees                                                                                           11,000
     Misc Income                                                                                              211,463
     Cost of Sales                                                                                             (2,049)
                                                                                                               -------
                                                                           ---------------             ---------------

Gross Profit                                                                          875                     396,888

EXPENSES
     Interest                                                                       4,542                       1,450
     Office Expense                                                                 3,314                      12,741
     Professional Fees                                                              4,450                      35,837
     Telephone & Utilities                                                            597                       5,632
                                                                                     ----                      -----
Total Operating Expenses                                                           12,903                      55,660

NET INCOME (LOSS)                                                               $ (12,028)                  $ 341,228
                                                                           ===============             ===============

Profit (Loss) per common share                                                      (0.00)                       0.01

Weighted average number of shares outstanding                                  46,352,042                  46,352,042



                                   NELX, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months
                                                                                    Ended February 28,
                                                                               1999                     1998
                                                                               ----                     ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                         $(12,028)                $341,228
     Depreciation
     (Decrease) Increase in Accounts Payable                                    (54,510)                (315,956)
     (Decrease) Increase in Accrued Expenses                                                            (170,437)
     (Increase) Decrease in Other Assets                                                                   3,950
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            -------------

Net Cash Flows Used for Operating Activities                                    (66,538)                (141,215)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                             27,825                  500,000
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            -------------

Net Cash (Used by) From Investing Activities                                     27,825                  500,000

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                       (120,175)                (365,150)
     Sale of Common Stock                                                       158,000                   21,900
     Sale of Treasury Stock
                                                                           -------------            -------------

Total Cash from (Used by) Financing Activities                                   37,825                 (343,250)

Increase (Decrease) in Cash                                                        (888)                  15,535
                                                                                                          ------

Cash and Cash Equivalents - Beginning of Period                                   1,662                   (8,533)
                                                                                                          -------

Cash and Cash Equivalents - end of Period                                           774                    7,002
                                                                           =============            =============


                                   NELX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended February 28,
                                   (Unaudited)
                                                                                  1999                       1998
                                                                                  ----                       ----
REVENUES
     Gain/(Loss) on Sale of Assets                                                      875                    176,474
     Consulting Fees                                                                                            11,000
     Misc Income                                                                                               114,720
     Cost of Sales
                                                                             ---------------

Gross Profit                                                                            875                    302,194

EXPENSES
     Interest                                                                             -                      1,224
     Office Expense                                                                     911                      7,515
     Professional Fees                                                                    -                     (2,300)
     Telephone & Utilities                                                              106                      1,036
                                                                                        ----                     -----
Total Operating Expenses                                                              1,017                      7,475

NET INCOME (LOSS)                                                                    $ (142)                 $ 294,719
                                                                             ===============            ===============

Loss per Common Share                                                                 (0.00)                      0.01

Weighted average number of shares outstanding                                    46,352,042                 46,352,042



                                   NELX, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months
                                                                                    Ended February 28,
                                                                               1999                     1998
                                                                               ----                     ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                           $ (142)                $294,720
     Depreciation
     (Decrease) Increase in Accounts Payable                                     (9,000)                (189,254)
     (Decrease) Increase in Accrued Expenses                                                            (180,474)
     (Increase) Decrease in Other Assets
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            -------------

Net Cash Flows Used for Operating Activities                                     (9,142)                 (75,008)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                             31,000                  501,000
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            -------------

Net Cash (Used by) From Investing Activities                                     31,000                  501,000

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                        (25,175)                (440,050)
     Sale of Common Stock                                                                                 (5,000)
     Sale of Treasury Stock
                                                                           -------------            -------------

Total Cash from (Used by) Financing Activities                                  (25,175)                (445,050)

Increase (Decrease) in Cash                                                      (3,317)                 (19,058)
                                                                                                         --------

Cash and Cash Equivalents - Beginning of Period                                    4,091                  26,060
                                                                                                          ------

Cash and Cash Equivalents - end of Period                                           774                    7,002
                                                                           =============            =============




                                   NELX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           February 28, 1999

                                                    Common Stock                Additional
                                                                                Paid - In         Accumulated
                                            # of Shares         Amount           Capital            Deficit
                                         ------------------------------------------------------------------------

Balance at May 31, 1995                         10,437,581          $ 1,044        $ 5,195,578      $ (1,119,758)

Issuance of Common Stock
  for Cash                                       1,520,100              152            382,086

Issuance of Common Stock
  for Services Rendered                          4,058,619              406            917,520

Issuance of Common Stock
  for Assets acquired or Reduction
  in Liabilities                                 2,931,000              293            688,596

May 31, 1996 - Net Loss                                                                               (2,903,569)
                                         ------------------------------------------------------------------------

Balance at May 31, 1996                         18,947,300            1,895          7,183,780        (4,023,327)

Issuance of Common Stock
  for Cash                                         185,280               19              9,245

Issuance of Common Stock
  for Services Rendered                          6,344,462              634            248,137

May 31, 1997 - Net Loss                                                                               (4,093,083)
                                         ------------------------------------------------------------------------

Balance at May 31, 1997                         25,477,042            2,548          7,441,162        (8,116,410)

Issuance of Common Stock
  for Cash                                      20,875,000            2,087             24,813

May 31, 1998 - Net Loss                                                                                 (184,932)
                                         ------------------------------------------------------------------------

Balance at May 31, 1998                         46,352,042            4,635          7,465,975        (8,301,342)

Sale of Treasury Stock
  for Cash                                                                             158,000

Prior Year Adjustment                                                                                    635,156

February 28, 1999 Net Loss                                                                               (12,028)
                                         ------------------------------------------------------------------------

Balance at February 28, 1999                    46,352,042            4,635          7,623,975        (7,678,214)
                                         ========================================================================

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

         The results of operations for the three- and nine-month periods ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - LONG-TERM DEBT:

Following is a summary of long-term debt at February 28, 1999
                                                                 1999
============================================================================
Various         Unsecured notes payable to
%               others on various dates through
                February 28, 1999 at interest
                rates from 8% - 10%                             $64,650


NOTE 3 - GOING CONCERN:

         The Company incurred a net loss of $184,932 for fiscal year ended May 31, 1998 and has retained earnings (losses) of ($7,678,214) at February 28, 1999. At February 28, 1999, current liabilities exceed current assets by $49,605. These factors indicate that the Company has substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

                                   NELX, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ASSET REVALUATION:

         In September of 1995 the company exchanged 350,000 shares of common stock for a mini mall located in Kansas subject to a note for $31,875. The company is in default on this note and the company has deeded this property in lieu of foreclosure to the mortgagee for relief of debt.

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for nine month period ended February 28, 1999 compared to same period in 1998.

         The Company has experienced continuing operating expenses for the nine month period of $12,903 compared to $55,660 in the same period in 1998. The revenues for the period totaled $0 from oil and gas operations compared with $0 for same period in 1998. Miscellaneous revenues totalled $875 in the period in 1999 and in the period in 1998 miscellaneous income was $396,888. The Company recorded net loss of ($12,028) for the period as compared to $341,228 net income for the same period in fiscal year 1998. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no revenues and has no other income except miscellaneous.

Results of Operations for the three month period ended February 28, 1999 compared to same period in 1998.

         The Company has experienced continuing operating expenses for the three month period of $1,017 compared to $7,475 in the same period in 1998. The revenues from operations for the period totaled $0 compared with $0 for same period in 1998. In the three month period in 1999, the Company had miscellaneous income of $875 compared to $302,194 in miscellaneous income in 1998. The Company recorded a net loss of ($142) for the period as compared to $294,719 net income for the same period in fiscal year 1998. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no revenues and has no other income except miscellaneous.

Liquidity and Capital Resources

         The Company had minimal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund any operations. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

Analysis of Financial Condition

     At February 28, 1999, there were current liabilities payable of $98,941. The Company had no source of income. Long term debt was $0. The Company had, at period end, $774 in current assets, and the deficit in current assets to current debts and liabilities was ($98,167).

PART II

                               OTHER INFORMATION

         Item 1.  Legal proceedings - None.
         Item 2.  Changes in securities - None.
         Item 3.  Defaults upon senior securities - None.
         Item 4.  Submission of matters to a vote of security holders - None.
         Item 5.  Other information - None.
         Item 6.  Exhibits and reports on Form 8-K
                           (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
                                      None.
                           (b)      Reports  on Form 8-K filed  during the three
                                    months    ended     February    28,    1999:
                                    (incorporated by reference)
                                      None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NELX, Inc.
                                              (Registrant)



Date:  May 6, 1999                             /s/ Charles L. Stout
                                               ---------------------------------
                                               Charles L. Stout, President