Form 10KSB
period 1999-05-31
NELX INC
filed 1999-11-04
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
                               Ended May 31, 1999

                         Commission file number 0-21210
                                                -------
                                   NELX, INC.

             (Exact name of registrant as specified in its charter)

                    Kansas                             84-0922335
                    ------                             ----------
              (State or other jurisdiction             (I.R.S. Employer
              of incorporation or organization)        Identification No.)

              10525 W. 23rd Place, Lakewood, CO        80215
              -------------------------------          -----
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (304) 622-9599

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

Registrants gross revenues for its most recent fiscal year were $16,524, and operations expenses totaled ($21,634) for a net loss of ($15,110).

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $850,561 as of May 31, 1999 (a $.03/share average bid at May 31,
1999).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 44,352,042 common shares as of May 31, 1999.

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

PART I


ITEM 1.        BUSINESS

General
--------
               The Registrant was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1991, the Registrant acquired Westwind Production Company, a Nevada corporation, which owned certain non-producing oil and gas properties and related assets. The Registrant currently has no business operations and it has been unsuccessful in achieving any oil or gas production. All mineral leases have been sold or terminated and written off. The company has divested all real estate held for investment, development and resale, except for a small commercial property in Kansas. For financial information see "Financial Statements and Supplementary Data."

Parent (Registrant)
-------
NELX, Inc.

Wholly owned Subsidiaries
--------------------------

        None

Oil and Gas Producing Activities.
----------------------------------
        None.  All attempts at production activities were terminated.

Patents, Trademarks, Licenses, Etc.
------------------------------------
        The Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's activities.

Governmental Regulation
------------------------
     General - The Registrant's activities may be subject to extensive regulation by numerous federal, state and local governmental authorities, if the Company engages in either the oil and gas or real estate business. Regulation of the Registrant's development activities, if they ever develop, will have a significant effect on the Registrant and its operating results.

               Oil and Gas Activities - The Company currently has no oil and gas
               ----------------------
activities or operations.

Real Estate Business
---------------------
     The Company originally acquired real estate as capital assets to form a base from which to grow. Due to the continuing lack of capital partners for oil and gas exploration, the Company, in 1997, turned its attention to efforts to liquidate its real estate capital assets and has done so. The Company now owns only one small commercial property in Kansas.

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

     Capital: The Company has no commitments for capital at this time for any projects.

Competition and Markets
------------------------
     There are many companies and individuals engaged in the real estate business. Some are very large and well established with substantial capabilities and long earnings records. The registrant is at a competitive disadvantage with other firms and individuals in marketing real properties since they have greater financial resources and larger technical staffs than the Registrant. In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

     A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the development of real estate. These factors include area growth, interest rates, transportation routes, the marketing of competitive properties and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

Industry Segments
------------------

Real Estate Rental Income & Expense - (Operations discontinued)
------------------------------------
Income                              $ 0
Expenses                            $ 0
Net Income (Loss)                   $ 0

Oil & Gas Income and Expense                (Operations discontinued)
-----------------------------
Income                              $ 0
Cost of Sales                       $ 0
Expenses                            $ 0
Net Income                          $ 0

Employees
----------
     The Registrant retains consultants with respect to any activities for which consulting services may be necessary. The Registrant from time to time retains independent engineering and geological consultants in connection with its operations. The company President, Charles L. Stout, is on a part time basis as President of NELX, Inc.

ITEM 2.        PROPERTIES

Oil and Gas Properties
-----------------------
        None

REAL PROPERTY
--------------
        None

ITEM 3.        LEGAL PROCEEDINGS

        There are presently no material pending legal proceedings which would result in any uninsured liability, other than routine litigation incidental to the business, to which the Registrant is a party.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In March 1999, the shareholders elected new directors and approved a reverse split of the issued and outstanding shares in a ratio of one new share for each ten shares outstanding.


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

FY 1998 (Ended May 31, 1999):
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                                .10           .03
          2nd quarter                                .03           .025
          3rd quarter                                .045          .03
          4th quarter                                .03           .03

FY 1997 (Ended May 31, 1998):

                                                   High Bid      Low Bid
                                                   --------      -------

        1st quarter                                .06           .025
        2nd quarter                                .075          .03
        3rd quarter                                .06           .03
        4th quarter                                .045          .03

                                                   High Bid      Low Bid
                                                   --------      -------
FY 1996:
        1st quarter                                .24           .09
        2nd quarter                                .125          .055
        3rd quarter                                .13           .045
        4th quarter                                .11           .03125

        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of May 31, 1999, there were 749 holders of record of the Registrant's common stock.

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

In view of the current economic conditions within the industries in which the Registrant participates, the Registrant anticipates that cash flow from operations for fiscal 1999 will be insufficient to satisfy all of its general working capital requirements necessitating additional capital infusions from affiliates, from sale of assets, borrowing, equity participation or Fairmout Agreements.

        The Registrant will continue a deficit working capital position in the future if sustaining revenues and growth capital are not generated by the Registrant.

        Changes in Financial Conditions - None
        -------------------------------

        Results of Operations for 1997  Ended May 31, 1998  Fiscal Year Compared
        -----------------------------------------------------------------------
        to 1996 Fiscal Year
        -------------------

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

        Registrant had no oil and gas operating revenues in fiscal year 1998 and no oil and gas operating revenues in fiscal year 1997.

        Registrants monthly revenue for operations is insufficient to cover its normal operating costs and debt service.


        Liquidity and Capital Resources
        -------------------------------
     Registrant's liquidity is limited by its ownership of only one parecel of real estate and some equipment not producing any revenues, which is not readily marketable. The Company has no cash flow from any other source.

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

                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               (a) The names of the directors and information about them, as furnished by the directors themselves, are set forth below:


        Name               Age  Relationship     Term of
        ----               ---  ------------     -------
                                With Company     Office          Since
                                ------------     ------          -----

Charles L. Stout ..........49   President &      Annual    Oct. 1997
                                Director

Bruce Bowler ..............58   Director         Annual    Oct. 1998

John L. Cowan .............51   Director/        Annual    Oct. 1997
  (resigned July 1999)          Secretary

Vice President and Directo, Harry Bullock died in January 1999.

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

        Business Experience
        -------------------

Bruce Bowler, age 58

         Director of the Registrant, received his education at Colorado State University from 1959 to 1961 and University of Denver from 1961 to 1963 where he received a BSBA in Building Industry and Real Estate. He has been a Real Estate Broker in Colorado since 1973. In the lending industry, he was: a) Designated
FNMA Underwriter; b) Designated VA Automatic Underwriter; c) Designated FHA Underwriter for FHA Coinsurance program; d) Designated FHA Underwriter under HUD Direct Endorsement Program; and e) Certified FHA 203(k) Rehabilitation Loan Program Trainer. From 1984 to July 31, 1998 was CEO and Chairman and principal in Universal Lending Corporation, a mortgage banker. From 1982 to 1984 he was Senior Vice President/Director of Mortgage Banking Division of Van Schaack & Company. From 1980 to 1982 he was Senior Vice President of Secondary Marketing for Moore Mortgage Company. From 1979 to 1980 Mr. Bowler was a Vice President at Western Bancorp Mortgage Corp. From 1975 to 1979 he advanced from Branch Manager to Assistant Vice President to Vice President in Mortgage Banking at Van Schaack & Company.

John Cowan, age 51

         Director and Secretary of Registrant, is a Professional Engineer and a practicing attorney. He received a BA in Math in 1980 from Metropolitan State College, a BS in Civil Engineering in 1983 and a Juris Doctorate from University of Denver in 1988. From 1988 to 1991 he was an attorney in the firm of Welborne, Dufford, Brown, and Tooley in Denver. From 1991 to 1992 he was a staff attorney with CDM Federal Programs Corp., an EPA contractor. In 1992 until 1993 he was an associate with the Musick & Associates, a law firm in Boulder, Colorado. From 1993 to 1995 he was Special Counsel to Welborn Sullivan Meck & Tooley, a law firm in Denver, Colorado. From 1995 to present he has been a sole practitioner attorney.

Charles L. Stout, age 48

     President and Director, obtained a B.S. in Mechanical Engineering Technology from Fairmont State College. He has post graduate study at West Virginia University. He is President and Director of Applied Mechanics Corporation which he founded in 1983, a West Virginia Oil and Gas producer. From 1984 to present, he has been President of Appalachian Labor and Economic Development Corps., Ltd. He is a director of Square Roots, Inc. and is owner of Applied Machining, Inc., a tool and die shop.

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

        The following persons had not filed Form 5 as of May 31, 1999:

        Charles L. Stout
        John L. Cowan
        Bruce Bowler

ITEM 10.       EXECUTIVE COMPENSATION

        Summary

     a) Set forth in the following table is information as to the cash compensation paid or set aside directly or indirectly during the fiscal year ended May 31, 1997, to or for the benefit of any executive officer whose cash compensation exceeded $60,000.00, and all executive officers as a group:

Name of Individual                          Capacities in               Salary
or Number of Group                          Which Served                and fees
-------------------                         --------------              --------
Charles L. Stout                            President & Director        $0
Harry Bullock                               Vice President              $0
John L. Cowan                               Director/Secretary          $0
Bruce Bowler                                Dirctor                     $0

All Executive Officers
as a Group (3 persons)                      -                           $0

               b) Compensation paid by the Company for all services provided during the fiscal year ended May 31, 1999, (1) to each of the Company's directors whose cash compensation exceeded $60,000 and (2) to all directors as a group is set forth below:

                                  ANNUAL COMPENSATION ($$)
                                  ------------------------
Name and Position                  Year              Fees                  Bonus
------------------                 ----              -----                 -----
Charles L. Stout, President & Dir. 1997              $0                    $0

Harry Bullock, Vice President      1997              $0                    $0

John L. Cowan                      1997              $0                    $0

Kenneth L. Curry, Director*        1997              $0                    $0

Bruce Bowler                       1997              $0                    $0

Directors                          1997              $0                    $0
Aggregate

*  Resigned in October 19998
                                  LONG TERM COMPENSATION
                                  ----------------------
                                       Options
                        Restricted     & SARs
                        Stock          LTIP          LTIP           Other
                        Awards         Payouts       Payouts        Compensation

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

     Employment  Contracts and  Termination of Employment and  Change-in-Control
     ---------------------------------------------------------------------------
Arrangements. None.
------------

        Report on Repricing of Options/SARs
        -----------------------------------

        No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended May 31, 1999, or subsequently.

        Employee Stock Compensation Plan - No open plans.
        -------------------------------------------------

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a) The following table sets forth, as of May 31, 1999, the beneficial ownership (as defined by the rules of the Securities and Exchange Commission) of common stock of the Registrant by each person owning more than 5% of Registrants Common Stock and each officer and director and by all officers and directors as a group, together with the percentage of the outstanding shares of such class which such ownership represents. Unless otherwise indicated, such persons have sole voting and investment power with respect to such shares.

                                             Amount and Nature           Percent
                                             of Beneficial               of
Name of Beneficial Owner                     Ownership                   Class
-------------------------                     ---------                   -----
Charles L. Stout                             14,000,000                  31.5%

John L. Cowan                                1,000,000                    2.2%

Bruce Bowler                                 1,000,000                    2.2%

Kenneth L. Curry                             0                           0%

Total owned by Officers and Directors        16,100,000                  36%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain Transactions
        --------------------

     None.

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules. The following financial statements and schedules for NELX, Inc., as of May 31, 1999, and 1998 are filed as part of this report.

                                                                      Page
                                                                      ----
        (1)    Financial statements of NELX, Inc:
               Reports of Independent Accountants
               Report of Michael B. Johnson & Co.
               years ended May 31, 1999 and May 31, 1998              F-2
               Balance Sheets                                         F-3
               Statements of Operations                               F-4
               Statements of Cash Flow                                F-5 - F-6
               Statements of Shareholders' Equity                     F-7
               Notes to Financial Statements                          F-8 - F-12

        (2)    Financial Statement Schedules:
               (a)    None
               (b)    Reports on Form 8-K:

                                                   Incorporated by reference as
                                                   filed with Securities and
                                                   Exchange Commission

                                                   Incorporated by reference as
                                                   filed with Securities and
                                                   Exchange Commission

                                                   Incorporated by reference as
                                                   filed with Securities and
                                                   Exchange Commission
               (c)    Exhibits
Item No.
(under 601)

4.1*   Articles of Incorporation and By-Laws:
       Incorporated by Reference as filed with Form 10 with the Securities and Exchange Commission
13.1* Quarterly Report of NELX, Inc. 10-QSB for Period ended August 31, 1998. 13.2* Quarterly Report of NELX, Inc. 10-QSB for Period ended November 30, 1998. 13.3* Quarterly Report of NELX, Inc. 10-QSB for Period ended February 28, 1999. 22.1* Subsidiaries of Registrant
* Previously filed

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                                               NELX, INC.

           4                                          /s/ Charles L. Stout
November -------, 1999                             by:--------------------------
                                                     Charles L. Stout, President

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles L. Stout                                                    4
______________________                      President         November ___, 1999
Charles L. Stout                            and Director

/s/ Denis Iler                                                          4
______________________                      Vice President    November ___, 1999
Denis Iler

/s/ Bruce Bowler                                                        4
______________________                      Director          November ___, 1999
Bruce Bowler

                                   NELX, INC.

                              FINANCIAL STATEMENTS

                        For the Year Ended May 31, 1999

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
NELX, Inc.


We have audited the accompanying balance sheet of NELX, Inc. as of May 31, 1999 and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As shown in the financial statements, the company incurred a net loss of $5,110 for 1999 and had incurred substantial losses in the prior years. At May May 31, 1999, current liabilities exceed current assets by $92,650. These factors indicate that the company has substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be ncessary in the event the company cannot continue in existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NELX, Inc. as of May 31, 1999, and the results of their operations, cash flows, and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.


/s/ Michael Johnson & Co., LLC

Denver, Colorado
October 13, 1999



                                   NELX, Inc.
                                 Balance Sheet
                                    May 31,


ASSETS:                                                1999           1998
-------                                                ----           ----

Current Assets:
  Cash and cash equivalents                            $      254     $     1,662
                                                       ----------     -----------
     Total Current Assets                              $      254     $     1,662

Fixed Assets:
  Plant & Plant Equipment                                 100,000         100,000
  Equipment                                                     -           8,654
  Buildings                                                54,175          82,000
                                                       ----------     -----------
                                                          154,175         190,654
Less Accumulated Depreciation                            (104,411)       (114,266)
                                                       ----------     -----------
  Next Fixed Assets                                        49,764          76,388

TOTAL ASSETS                                           $   50,018     $    78,050
                                                       ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable                                         24,254     $    78,765
  Accrued Expenses                                              -          10,036
  Current Portion of long-Term Debt                        68,650         158,984
                                                       ----------     -----------
     Total Current Liabilities                             92,904         247,785

TOTAL LIABILITIES                                          92,904         247,785

STOCKHOLDERS' EQUITY:
  Common Stock $.0001 par value 500,000,000
   shares authorized, 44,352,042 and 46,352,042
   issued and outstanding at May 31, 1999
   and 1998, respectively                                   4,435           4,635
  Additional paid-in capital                            7,623,975       7,465,975
  Prior Year Adjustment                                         -         635,156
  Retained Deficit                                     (7,671,296)     (8,301,342)
                                                       -----------    ------------
TOTAL STOCKHOLDERS' EQUITY                                 42,886         195,576
                                                       -----------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $   50,018     $    52,209


The accompanying notes are considered an integral part of these financial statements.




                                   NELX, INC.
                       FINANCIAL STATEMENTS OF OPERATIONS
                           For the Year Ended May 31,


REVENUES:                          1999           1998
---------                          ----           ----

  Revenue                        $   16,524       $         -
                                 ----------       -----------
Gross Profit                         16,524                 -

EXPENSES:
---------
  Accounting & Legal                  5,250                 -
  Consulting                            200            39,662
  Office Expense                      5,700             4,527
  Travel                                700             3,939
  Lease Expense                           -             2,049
  Professional Fees                       -            33,872
  Telephone & Utilities                 598             6,323
  Depreciation & Depletion            4,411             8,112
  Miscellaneous                           -             5,708
  Taxes                                 233             2,318
  Interest Expense                    4,542            78,422
                                -----------       -----------

Total Expenses                       21,634           184,932
                                -----------       -----------
NET LOSS                             (5,110)         (184,932)
                                ===========       ===========
Net Loss Per Share                   (0.001)            (0.01)
                                -----------       -----------

Weighted Average Number of
Shares Outstanding               44,352,042        21,327,974


The accompanying notes are considered an integral part of these financial statements.




                                   NELX, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  May 31, 1999


                                                  Common Stock             Additional                    Total
                                                                           Paid-In        Accumulated    Stockholders
                                             # of Shares    Amount         Capital        Deficit        Equity
                                             ------------------------------------------------------------------------

Balance at May 31, 1995                      10,437,581     $ 1,044        $5,195,578     $(1,119,758)   $ 4,076,864

Issuance of Common Stock for Cash             1,520,100         152           382,086               -        382,238
Issuance of Common Stock for Service          4,058,619         406           917,520               -        917,926
Issuance of Common Stock for Assets
  Acquired or Reduction in Liabilities        2,931,000         293           688,596               -        688,889
May 31, 1996 Net Loss                                 -           -                 -      (2,903,569)    (2,903,569)
                                             ------------------------------------------------------------------------
Balance at May 31, 1999                      18,947,300       1,895         7,183,780      (4,023,327)     3,162,348


Issuance of Common Stock for Cash               185,280          19             9,245               -          9,264
Issuance of Common Stock for Services         6,344,462         634           248,137               -        248,771
May 31, 1997 Net Loss                                 -           -                 -      (4,093,083)    (4,093,083)
                                             ------------------------------------------------------------------------
Balance at May 31, 1997                      25,477,042       2,548         7,441,162      (8,116,410)      (672,700)

Issuance of Common Stock for Cash            20,875,000       2,087            24,813               -         26,900
Adjustment for Prior Year                             -           -                 -         635,156        635,156
May 31, 1998 Net Loss                                 -           -                 -        (184,932)      (184,932)
                                             ------------------------------------------------------------------------
Balance at May 31, 1998                      46,352,042       4,635         7,465,975      (7,666,186)      (195,576)


Returned for Reissuance                      (6,000,000)       (600)                -               -           (600)
Issuance of Common Stock for Cash             4,000,000         400           158,000               -        158,400
May 31, 1999 Net Loss                                 -           -                 -          (5,110)        (5,110)
                                             ------------------------------------------------------------------------
Balance at May 31, 1999                      44,352,042     $ 4,435        $7,623,975     $(7,671,296)    $  (42,886)
                                             ========================================================================


The accompanying notes are considered an integral part of these financial statements.




                                   NELX, INC.
                            STATEMENT OF CASH FLOWS
                           For the Year Ended May 31



Cash Flows from Operating Activities:                       1999           1998
                                                            ----           ----

  Net Profit (Loss)                                    $  (5,110)     $ (184,932)
  Amortiztion and Depreciation                             4,411           8,112
  (Decrease) Increase in Accounts Payable               (188,752)       (635,156)
  (Decrease) Increase in Bank Draft                            -          (8,533)
  (Decrease) Increase in Accrued Expenses                (10,036)        (66,177)
  (Increase) Decrease in Accrued Interest Recevable            -          (3,950)
                                                       ----------     -----------
Net Cash Flows Used for Operating Activities            (199,487)       (890,636)

Cash Flows from Investing Activities:
  Purchase of Fixed Assets                                     -         (55,081)
  Retirements/Repossesion of Fixed Assets                 36,479         953,825
                                                       ---------      -----------
Net Cash Flow Used for INvesting Activities               36,479         898,744

Cash Flows From Financing Activities:
  Issuance of Common Stock:                              161,600           2,087
                                                       ---------      -----------
Net Cash Flows Provided by Financing Activities:         161,600           2,087

Increase (Decrease) in cash                               (1,408)         10,195
                                                       ---------      -----------
Cash and Cash Equivalents - Beginning of Year              1,662          (8,533)
                                                       ---------      -----------
Cash and Cash Equivalents - End of Year                $     254      $    1,662
                                                       =========      ===========
Supplmental Disclosure of Cash Flow
  Information Cash Paid During the Year for:
  Interest                                             $   4,542      $   20,327
  Income Taxes                                         $       -      $        -



The accompanying notes are considered an integral part of these financial statements.


                                   NELX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

The following is a summary of NELX, Inc.'s (Company)) significant accounting policies:

Organization
------------

The Company was incorporated March 25, 1983 under the law of Kansas for the purpose of acquiring, dealing in and, if warranted, developing oil and gas properties. The Company may also engage in other businesses or activities unrelated to natural resources which management believes hold potential for profit. On October 25, 1983, the Company amended its Articles of Incorporation increasing its authorized shares of 0.0001 par value common stock from 200,000,000 to 500,000,000 shares.

Cash and Cash Equivalents:
--------------------------

For purposes of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts.

Fixed Assets and Depreciation/Depletion:
----------------------------------------

The useful lives of property, plant, equipment, and operating leases, for purposes of computing depreciation/depletion are:

Buildings                39.5 years
Plant                    27.5 years

In 1999 and 1998, respectfully, depreciation and depletion expense of $4,411 and $8,112 was charged to operations.

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

                                   NELX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CON'T:
         --------------------------------------------------

Income taxes:
-------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

At May 31, 1999, the Company had net operating loss carryforwards of approximately $8,306,452 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:


     2001           $   20,180
     2002               24,904
     2003               19,735
     2004               22,537
     2005                2,401
     2006                6,447
     2007                2,487
     2008               67,274
     2009                    -
     2010              964,067
     2011            2,903,569
     2012            4,272,851
                    ----------

                    $8,306,452
                    ----------

There was no provision or benefit for income taxes in fiscal 1999.


NOTE 2 - NOTES PAYABLE:
         --------------

Following is a summary of notes payable at May 31,

                                                             1999
                                                             ----

     Various   Unsecured notes payable to
     8%        Shareholder, due on various dates            65,650

     8%        Unsecured note payable to Stan Jensen,
               due in 1998 at an interest rate of 8%         3,000
                                                           $68,650

                                   NELX, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999


NOTE 3 - GOING CONCERN:
         --------------

The Company incurred a net loss of $5,110 for 1999 and has incurred substantial net losses in the prior years. At May 31, 1999, current liabilities exceed current assets by $92,650. These factors indicate that the Company has substantial doubt about its ability to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTION:
         --------------------------

An officer and director has loaned the company funds on many different occassions.