Form 10QSB
period 1999-08-31
NELX INC
filed 1999-11-24
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                     For the quarterly period ended 08/31/99

                         Commission file number 0-21210


                                   NELX, INC.

             (Exact name of registrant as specified in its charter)




         Kansas                                          84-0922335
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                     10525 W. 23rd Place, Lakewood, CO 80215
               (Address of principal executive offices) (Zip Code)

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

                              Yes  X       No   ____

As of August 31, 1999, there were 46,352,042 outstanding shares of common stock, par value $.0001.

PART 1.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements


                                                  NELX, INC.
                                          Consolidated Balance Sheet
                                                  (Unaudited)

                                                                               August                      May
                                                                              31, 1999                   31, 1999

ASSETS
Current Assets
     Cash & Cash Equivalents                                                      $ 2,787                      $ 254

Property, Plant and Equipment
     Plant and Plant Equipment                                                    100,000                    100,000
     Equipment                                                                          -                          -
     Buildings                                                                    54,175                     54,175
                                                                                  -------                    ------
                                                                                  154,175                    154,175
     Less Accumulated Depreciation                                               104,411                    104,411
                                                                                 --------                   -------
          Net Fixed Assets                                                         49,764                     49,764

TOTAL ASSETS                                                                     $ 52,551                   $ 50,018
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                            $ 23,254                   $ 24,254
     Accrued Expenses                                                                   -                          -
     Current Portion of Long-Term Debt                                            69,650                     68,650
                                                                                  -------                    ------
          Total Current Liabilities                                                92,904                     92,904

Long Term Liabilities
     Notes Payable                                                                      -                          -

Total Liabilities                                                                  92,904                     92,904


Stockholders' Equity
     Common Stock. $0.0001 par value, 500,000,000 shares authorized
     46,352,042 issued and outstanding at May 31, 1999 and August 31,
     1999, respectively                                                             4,460                      4,435
     Additional paid-in capital                                                 7,631,450                  7,623,975
     Retained Deficit                                                          (7,676,263)                (7,671,296)
                                                                               -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                       (40,353)                   (42,886)
                                                                                  --------                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 52,551                   $ 50,018
                                                                           ===============            ===============



                                                       NELX, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          For the Three Months Ended August 31
                                                       (Unaudited)

                                                                                1999                        1998
                                                                                ----                        ----
REVENUES
     Oil & gas sales                                                                    -                           -
     Sale of ORRI
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                         500                       4,540
     Office Expense                                                                 1,773                         937
     Professional Fees                                                              2,650                       1,050
     Telephone & Utilities                                                            44                         386
                                                                                      ---                        ---
Total Operating Expenses                                                            4,967                       6,913

NET INCOME (LOSS)                                                                $ (4,967)                   $ (6,913)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.00)                      (0.00)

Weighted average number of shares outstanding                                  44,602,042                  46,352,042



                                                       NELX, INC.
                                          Consolidated Statement of Cash Flows
                                                       (Unaudited)

                                                                                       Three Months
                                                                                     Ended August 31,
                                                                               1999                    1998
                                                                               ----                    ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                           (4,967)                $(6,913)
     Depreciation
     (Decrease) Increase in Accounts Payable                                     (1,000)                 -38510
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            ------------

Net Cash Flows Used for Operating Activities                                     (5,967)                (45,423)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                  -                  (3,176)
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            ------------

Net Cash (Used by) From Investing Activities                                          -                  (3,176)

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                          1,000                 (96,000)
     Sale of Common Stock                                                         7,500
     Sale of Treasury Stock                                                           -                  158000
                                                                           -------------            ------------

Total Cash from (Used by) Financing Activities                                    8,500                  62,000

Increase (Decrease) in Cash                                                       2,533                 13,401
                                                                                                        ------

Cash and Cash Equivalents - Beginning of Period                                     254                  1,662
                                                                                                         -----

Cash and Cash Equivalents - end of Period                                         2,787                  15,063
                                                                           =============            ============


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for quarter ended August 31, 1999 compared to same period in 1998.

         The Company has experienced continuing operating expenses for the three month period of $6,913 in 19999 as compared to $6,913 in the same period for 1998. The revenues for the period were none from operations in 1999 or 1998. The Company recorded a net loss of $(4,967) for the period as compared to a $(4,967) loss for the same period in fiscal year 1998. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The loss per share for the period in 1999 was and 1998 was nominal.

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

PART II


                                OTHER INFORMATION


         Item 1.  Legal   proceedings  - There are presently no material pending
                  legal proceedings which would result in any uninsured liability.
         Item 2.  Changes in securities - None.
         Item 3.  Defaults upon senior securities - None.
         Item 4.  Submission of matters to a vote of security holders - None
         Item 5.  Other information
         Item 6.  Exhibits and reports on Form 8-K
                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                         None.

                  (b) Reports on Form 8-K filed  during the three  months  ended
                      August 31, 1999:

                            8-K filed August 27, 1999

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NELX, Inc.
Date:  November 24, 1999
                                                 /s/ Denis Iler
                                             by: -------------------------------
                                                Denis Iler, Secretary/Treasurer