Form 10QSB/A
period 1999-08-31
NELX INC
filed 1999-12-02
CIK 857501

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

                              Yes  X       No   ____

As of August 31, 1999, there were 44,352,042 outstanding shares of common stock, par value $.0001.

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

         The Company has experienced continuing operating expenses for the three month period of $4,967 in 19999 as compared to $6,913 in the same period for 1998. The revenues for the period were none from operations in 1999 or 1998. The Company recorded a net loss of $(6,913) for the period as compared to a $(4,967) loss for the same period in fiscal year 1998. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The loss per share for the period in 1999 was and 1998 was nominal.

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