Form 10QSB
period 1999-11-30
NELX INC
filed 2000-02-02
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  ------------

                     For the quarterly period ended 11/30/99
                                                    --------

                         Commission file number 0-21210
                                                -------

                                   NELX, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)




         Kansas                                      84-0922335
         ------                                      ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                     10525 W. 23rd Place, Lakewood, CO 80215
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                               Yes  X       No   ____

As of November 30, 1999, there were 44,352,042 outstanding shares of common stock, par value $.0001.

PART 1.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements




                                   NELX, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                              November                   November
                                                                              30, 1999                   30, 1998
ASSETS

Current Assets
     Cash & Cash Equivalents                                                      $ 1,838                    $ 4,091

Property, Plant and Equipment
     Plant and Plant Equipment                                                    100,000                    100,000
     Equipment                                                                                                 8,654
     Land
     Buildings                                                                     54,175                     85,175
                                                                                  -------                    ------
                                                                                  154,175                    193,829
     Less Accumulated Depreciation                                                104,411                    114,266
                                                                                 --------                   -------
          Net Fixed Assets                                                         49,764                     79,563

TOTAL ASSETS                                                                     $ 51,602                   $ 83,654
                                                                             ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                            $ 23,255                   $ 33,255
     Accrued Expenses                                                                                         10,036
     Note Payable - Stockholder                                                    69,650                     57,950
     Current Portion of Long-Term Debt                                                                         6,034
                                                                                                               -----
                                                                             ---------------
          Total Current Liabilities                                                92,905                    107,275

Long Term Liabilities
     Notes Payable                                                                                            25,841

Total Liabilities                                                                  92,905                    133,116


Stockholders' Equity
     Common Stock. $0.0001 par value, 500,000,000 shares authorized
     44,352,042 issued and outstanding at May 31, 1999 and
     44,352,042 issued and outstanding at November 31, 1999                         4,460                      4,635
     Additional paid-in capital                                                 7,631,450                  7,623,975
     Retained Deficit                                                          (7,677,213)                (7,678,072)
                                                                               -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                       (41,303)                   (49,462)
                                                                                  --------                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 51,602                   $ 83,654
                                                                           ===============            ===============



                                                            NELX, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               For the Six Months Ended November 30,
                                                            (Unaudited)

                                                                 1999                        1998
                                                                 ----                        ----
REVENUES
     Oil & gas sales                                                                                  -
     Sale of ORRI
     Misc Income
     Cost of Sales

Gross Profit                                                              -                           -

EXPENSES
     Interest                                                           500                       4,542
     Office Expense                                                   2,672                       2,403
     Professional Fees                                                2,700                       4,450
     Telephone & Utilities                                               44                         491
                                                                        ---                        ---
Total Operating Expenses                                              5,916                      11,886

NET INCOME (LOSS)                                                 $ (5,916)                  $ (11,886)
                                                            ===============             ===============

Loss per Common Share                                                (0.00)                      (0.00)

Weighted average number of shares outstanding                   44,352,042                  46,352,042




                                   NELX, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months
                                                                                    Ended November 30
                                                                               1999                    1998
                                                                               ----                    ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                           (5,916)               $(11,886)
     Depreciation
     (Decrease) Increase in Accounts Payable                                     (1,000)                (45,510)
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Other Assets
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            ------------

Net Cash Flows Used for Operating Activities                                     (6,916)                (57,396)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                                     (3,175)
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            ------------

Net Cash (Used by) From Investing Activities                                          -                  (3,175)

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                          1,000                 (95,000)
     Sale of Common Stock                                                         7,500
     Sale of Treasury Stock                                                                              158000
                                                                           -------------            ------------

Total Cash from (Used by) Financing Activities                                    8,500                  63,000

Increase (Decrease) in Cash                                                       1,584                  2,429
                                                                                                         -----

Cash and Cash Equivalents - Beginning of Period                                     254                  1,662
                                                                                                         -----

Cash and Cash Equivalents - end of Period                                         1,838                   4,091
                                                                           =============            ============



                                             NELX, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Three Months Ended November 30,
                                             (Unaudited)

                                                               1999                       1998
                                                               ----                       ----
REVENUES
     Oil & gas sales                                                                           -
     Sale of ORRI
     Misc Income
     Cost of Sales
                                                                                   ---------------

Gross Profit                                                        -                          -

EXPENSES
     Interest
     Office Expense                                               899                      1,468
     Professional Fees                                             50                      3,400
     Telephone & Utilities                                                                   105

                                                        ---------------            ---------------
Total Operating Expenses                                          949                      4,973

NET INCOME (LOSS)                                              $ (949)                  $ (4,973)
                                                        ===============            ===============

Loss per Common Share                                           (0.00)                     (0.00)

Weighted average number of shares outstanding              44,602,042                 46,352,042




                                                            NELX, INC.
                                               Consolidated Statement of Cash Flows
                                                            (Unaudited)


                                                                                       Three Months
                                                                                    Ended November 30
                                                                               1999                    1998
                                                                               ----                    ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                             (949)                $(4,973)
     Depreciation
     (Decrease) Increase in Accounts Payable                                                             (7,000)
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Other Assets
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            ------------

Net Cash Flows Used for Operating Activities                                       (949)                (11,973)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                                          1
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            ------------

Net Cash (Used by) From Investing Activities                                          -                       1

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                                                  1,000
     Sale of Common Stock
     Sale of Treasury Stock
                                                                           -------------            ------------

Total Cash from (Used by) Financing Activities                                        -                   1,000

Increase (Decrease) in Cash                                                        (949)                (10,972)
                                                                                                        --------

Cash and Cash Equivalents - Beginning of Period                                   2,787                  15,063
                                                                                                          ------

Cash and Cash Equivalents - end of Period                                         1,838                   4,091
                                                                           =============            ============



ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for Quarter Ended November 30, 1999 Compared to Same Period in 1998.

         The Company has experienced continuing operating expenses for the three month period in 1999 of $949 as compared to $4,973 in the same period for 1998. The revenues for the period were none from operations in 1999 or 1998. The Company recorded a net loss of $(949) for the period in 1999 as compared to a $(4,973) loss for the same period in fiscal year 1998. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The loss per share for the period in 1999 was ($.00) compared to ($.00) for the same period in 1998.

Results of Operations for Six Month Period Ended November 30, 1999 Compared to Same Period in 1998

         The Company has experienced continuing operations expenses for the six month period in 1999 of $5,916 compared to $11,886 in 1998. There were no revenues for the period in 1999 or 1998. The Company had a loss on operations of ($5,916) in the six month period in 1999 compared to an ($11,886) loss on operations in the same period in 1998. The loss per share for the period in 1999 and 1998 was less than ($.01) per share.

Liquidity and Capital Resources

         The Company had inadequate cash capital at the end of the period for any significant operations. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock. The Company had $51,602 in assets and $92,905 in liabilities at quarter end.

PART II


                                OTHER INFORMATION


         Item 1. Legal  proceedings - None Item 2. Changes in securities - None.
         Item 3. Defaults upon senior securities - None.
         Item 4.  Submission of matters to a vote of security holders - None
         Item 5.  Other information - None
         Item 6.  Exhibits and reports on Form 8-K
                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
                                    None.
                  (b) Reports on Form 8-K filed during the three months ended November 30, 1999:

                         8-K filed September 9, 1999 and
                         8-K filed November 19, 1999

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NELX, Inc.
Date:  January 31, 2000
                                              /s/ Charles L. Stout
                                          by: ----------------------------------
                                              Charles L. Stout, President