Form 10QSB
period 2000-02-29
NELX INC
filed 2000-05-01
CIK 857501

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended February 29, 2000
                         Commission file number 0-21210


                                   NELX, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)




         Kansas                                      84-0922335
         ------                                      ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                     10525 W. 23rd Place, Lakewood, CO 80215
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                             Yes  X       No
                                -----        -----
As of February 28, 2000, there were 46,352,042 outstanding shares of common stock, par value $.0001.

PART 1.           FINANCIAL INFORMATION

         ITEM 1.           Financial Statements




                                   NELX, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                              February                   February
                                                                              28, 2000                   28, 1999
ASSETS

Current Assets
     Cash & Cash Equivalents                                                      $ 3,161                      $ 774

Property, Plant and Equipment
     Plant and Plant Equipment                                                    100,000                    100,000
     Equipment                                                                                                 8,654
     Land
     Buildings                                                                    54,175                     54,175
                                                                                  -------                    ------
                                                                                  154,175                    162,829
     Less Accumulated Depreciation                                               104,411                    114,266
                                                                                 --------                   -------
          Net Fixed Assets                                                         49,764                     48,563

TOTAL ASSETS                                                                     $ 52,925                   $ 49,337
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                            $ 24,255                   $ 24,255
     Accrued Expenses                                                                                         10,037
     Note Payable - Stockholder                                                    72,650                     61,650
     Current Portion of Long-Term Debt                                                                        3,000
                                                                                                              -----
          Total Current Liabilities                                                96,905                     98,941

Long Term Liabilities
     Notes Payable

Total Liabilities                                                                  96,905                     98,941


Stockholders' Equity
     Common Stock. $0.0001 par value, 500,000,000 shares authorized
     46,352,042 issued and outstanding at May 31, 1998 and November 30,
     1998, respectively                                                             4,435                      4,635
     Additional paid-in capital                                                 7,630,475                  7,623,975
     Retained Deficit                                                          (7,678,890)                (7,678,214)
                                                                               -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                       (43,980)                   (49,605)
                                                                                  --------                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 52,925                   $ 49,337
                                                                           ===============            ===============




                                   NELX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Nine Months Ended February 28,
                                   (Unaudited)

                                                                                1999                        1998
                                                                                ----                        ----
REVENUES
     Gain/Loss on Sale of Assets                                                                                  875
     Consulting Fees
     Misc Income
     Cost of Sales
                                                                           ---------------             ---------------

Gross Profit                                                                            -                         875

EXPENSES
     Interest                                                                         500                       4,542
     Office Expense                                                                 2,849                       3,314
     Professional Fees                                                              4,200                       4,450
     Telephone & Utilities                                                            44                         597
                                                                                      ---                        ---
Total Operating Expenses                                                            7,593                      12,903

NET INCOME (LOSS)                                                                $ (7,593)                  $ (12,028)
                                                                           ===============             ===============

Profit (Loss) per common share                                                      (0.00)                      (0.00)

Weighted average number of shares outstanding                                  46,352,042                  46,352,042




                                   NELX, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months
                                                                                    Ended February 28,
                                                                               2000                     1999
                                                                               ----                     ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                          $(7,593)               $ (12,028)
     Depreciation
     (Decrease) Increase in Accounts Payable                                                             (54,510)
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Other Assets
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            -------------

Net Cash Flows Used for Operating Activities                                     (7,593)                 (66,538)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                                      27,825
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            -------------

Net Cash (Used by) From Investing Activities                                          -                   27,825

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                          4,000                 (120,175)
     Sale of Common Stock                                                         6,500                  158,000
     Sale of Treasury Stock                                                           1
                                                                           -------------            -------------

Total Cash from (Used by) Financing Activities                                   10,501                   37,825

Increase (Decrease) in Cash                                                       2,908                     (888)
                                                                                                            -----
                                                                           -------------

Cash and Cash Equivalents - Beginning of Period                                     254                   (8,533)
                                                                                                          -------
                                                                           -------------

Cash and Cash Equivalents - end of Period                                         3,162                   (9,421)
                                                                           =============            =============




                                   NELX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months Ended February 28,
                                   (Unaudited)

                                                                                  2000                       1999
                                                                                  ----                       ----
REVENUES
     Gain/(Loss) on Sale of Assets                                                                                 875
     Consulting Fees
     Misc Income
     Cost of Sales
                                                                             ---------------

Gross Profit                                                                              -                        875

EXPENSES
     Interest                                                                             -
     Office Expense                                                                     177                        911
     Professional Fees                                                                1,500
     Telephone & Utilities                                                                                        106
                                                                                                                  ---
Total Operating Expenses                                                              1,677                      1,017

NET INCOME (LOSS)                                                                  $ (1,677)                    $ (142)
                                                                             ===============            ===============

Loss per Common Share                                                                 (0.00)                     (0.00)

Weighted average number of shares outstanding                                    44,352,042                 46,352,042




                                   NELX, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months
                                                                                    Ended February 28,
                                                                               2000                     1999
                                                                               ----                     ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                          $(1,677)                  $ (142)
     Depreciation
     (Decrease) Increase in Accounts Payable                                      1,000                   (9,000)
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Other Assets
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            -------------

Net Cash Flows Used for Operating Activities                                       (677)                  (9,142)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                                      31,000
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            -------------

Net Cash (Used by) From Investing Activities                                          -                   31,000

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                          3,000                  (25,175)
     Sale of Common Stock                                                        (1,000)
     Sale of Treasury Stock
                                                                           -------------            -------------

Total Cash from (Used by) Financing Activities                                    2,000                  (25,175)

Increase (Decrease) in Cash                                                       1,323                   (3,317)
                                                                                                          -------

Cash and Cash Equivalents - Beginning of Period                                   1,838                   4,091
                                                                                                          -----

Cash and Cash Equivalents - end of Period                                         3,161                      774
                                                                           =============            =============




                                   NELX, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months
                                                                                    Ended February 28,
                                                                               2000                     1999
                                                                               ----                     ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                          $(1,677)                  $ (142)
     Depreciation
     (Decrease) Increase in Accounts Payable                                      1,000                   (9,000)
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Other Assets
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            -------------

Net Cash Flows Used for Operating Activities                                       (677)                  (9,142)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                                      31,000
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            -------------

Net Cash (Used by) From Investing Activities                                          -                   31,000

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                          3,000                  (25,175)
     Sale of Common Stock                                                        (1,000)
     Sale of Treasury Stock
                                                                           -------------            -------------

Total Cash from (Used by) Financing Activities                                    2,000                  (25,175)

Increase (Decrease) in Cash                                                       1,323                   (3,317)
                                                                                                          -------

Cash and Cash Equivalents - Beginning of Period                                   1,838                   4,091
                                                                                                          -----

Cash and Cash Equivalents - end of Period                                         3,161                      774
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
                                         ========================================================================


                                     ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for nine month period ended February 28, 2000 compared to same period in 1999.

The Company has experienced continuing operating expenses for the nine month period of $7,593 compared to $12,903 in the same period in 1999. The revenues for the period totaled $0 from oil and gas operations compared with $0 for same period in 1999. Miscellaneous revenues were none in the period in 2000 and $875 in 1999. The Company recorded net loss of ($7,593) for the period as compared to ($12,028) for the same period in fiscal year 1999. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no revenues and has no other income except miscellaneous.

Results of Operations for the three month period ended February 28, 2000 compared to same period in 1999.

         The Company has experienced continuing operating expenses for the three month period of $1,677 compared to $1,017 in the same period in 1999. The revenues from operations for the period were $0 compared with $0 for same period in 1999. In the three month period in 2000, the Company had no miscellaneous income compared to $875 in miscellaneous income in 1999. The Company recorded a net loss of ($1,677) for the period as compared to ($142) net income for the same period in fiscal year 1999. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company has no revenues and has no other income except miscellaneous.

Liquidity and Capital Resources

         The Company had minimal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund any operations. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

Analysis of Financial Condition

         At February 29, 2000, there were current liabilities payable of $96,905. The Company had no source of income. Long term debt was none. The Company had, at period end, $3,161 in current assets, and the deficit in current assets to current debts and liabilities was ($93,744).

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

         Item 5.  Other information - None.

         Item 6.  Exhibits and reports on Form 8-K

                           (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
                                      None.

                           (b)      Reports  on Form 8-K filed  during the three
                                    months    ended     February    29,    2000:
                                    (incorporated by reference)
                                      None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NELX, Inc.
                                            (Registrant)



Date:  April 21, 2000                       /s/ Charles L. Stout
                                            ------------------------------------
                                            Charles L. Stout, President