Form 10KSB
period 2000-05-31
NELX INC
filed 2000-10-04
CIK 857501

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
                               -----------------
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

Registrant's gross revenues for its most recent fiscal year were none, and operations expenses totaled ($19,339) for a net loss of ($19,339).

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,970,204 as of May 31, 2000 (a $.10/share average bid at May 31, 2000).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 45,802,042 common shares as of May 31, 2000.

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

PART I


ITEM 1.        BUSINESS

General
---------
               The Registrant was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1991, the Registrant acquired Westwind Production Company, a Nevada corporation, which owned certain non-producing oil and gas properties and related assets. The Registrant currently has no business operations and it has been unsuccessful in achieving any oil or gas production. All mineral leases have been sold or terminated and written off. The company has divested all real estate held for investment, development and resale. For financial information see "Financial Statements and Supplementary Data."

Parent (Registrant)
-------------------
NELX, Inc.

Wholly owned Subsidiaries
---------------------------

        None

Oil and Gas Producing Activities.
-----------------------------------
        None.  All attempts at production activities were terminated.

Patents, Trademarks, Licenses, Etc.
-------------------------------------
        The Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's activities.

Governmental Regulation
-------------------------
     General - The Registrant's activities may be subject to extensive regulation by numerous federal, state and local governmental authorities, if the Company engages in either the oil and gas or real estate business. Regulation of the Registrant's development activities, if they ever develop, will have a significant effect on the Registrant and its operating results.

               Oil and Gas Activities - The Company currently has no oil and gas
               ----------------------
activities or operations.

Real Estate Business
----------------------
     The Company originally acquired real estate as capital assets to form a base from which to grow. Due to the continuing lack of capital partners, the Company, in 1997, turned its attention to efforts to liquidate its real estate capital assets and has done so.

Industry Segments
-------------------


Oil & Gas Income and Expense                (Operations discontinued)
------------------------------
Income                              $ 0
Cost of Sales                       $ 0
Expenses                            $ 0
Net Income                          $ 0

Real Estate (Operations discontinued)
-------------------------------------
Income                              $0
Expense                             $0

Employees
-----------
     The Registrant retains consultants with respect to any activities for which consulting services may be necessary. The Registrant from time to time retains independent engineering and geological consultants in connection with its operations. The company President, Charles L. Stout, is on a part time basis as President of NELX, Inc.

ITEM 2.        PROPERTIES

Oil and Gas Properties
------------------------
        None

REAL PROPERTY
---------------
        None

ITEM 3.        LEGAL PROCEEDINGS

     There are presently no pending legal proceedings which would result in any uninsured liability, to which the Registrant is a party.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

FY 1999 (Ended May 31, 2000):
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                                .16           .06
          2nd quarter                               1.37           .05
          3rd quarter                                .18           .05
          4th quarter                               1.20           .08

FY 1998 (Ended May 31, 1999):
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                                .10           .03
          2nd quarter                                .03           .025
          3rd quarter                                .045          .03
          4th quarter                                .03           .03

FY 1997 (Ended May 31, 1998):

                                                   High Bid      Low Bid
                                                   --------      -------

        1st quarter                                .06           .025
        2nd quarter                                .075          .03
        3rd quarter                                .06           .03
        4th quarter                                .045          .03

                                                   High Bid      Low Bid
                                                   --------      -------
FY 1996:
        1st quarter                                .24           .09
        2nd quarter                                .125          .055
        3rd quarter                                .13           .045
        4th quarter                                .11           .03125

        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of May 31, 2000, there were 741 holders of record of the Registrant's common stock.

     (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Registrant was unable to satisfy all of its general working capital requirements with cash flow generated from oil and gas and real estate operations during the current fiscal year. This deficit in working capital was financed by loans from a principal shareholder.

     In view of the current economic conditions within the industry in which the Registrant participates, the Registrant anticipates that cash flow from operations for fiscal 2000 will be insufficient to satisfy all of its general working capital requirements necessitating additional capital infusions from affiliates, from sale of assets, borrowing, equity participation or Fairmout Agreements.

        The Registrant will continue a deficit working capital position in the future if sustaining revenues and growth capital are not generated by the Registrant.

        Changes in Financial Conditions - None
        -------------------------------

        Results of Operations
        -------------------

     The Company has experienced continued operating expenses for the year ended of $19,339 compared to $21,634 for the year ended in 1999. The Company received no revenues in the current year compared to $16,524 in the prior year. These resulted in a net loss of ($19,339) for the current year and ($5,110) for the prior year. At this time, the losses will continue to use up the available resources.

        Liquidity and Capital Resources
        -------------------------------

     The Company had minimal cash capital at the end of the year. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-12.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     a) Michael B. Johnson & Co. resigned in August 2000 as the Auditor. The Board appointed Oatley & Hansen, P.C. of Greenwood Village, Colorado as the Auditors for the period ended May 31, 2000 and thereafter.

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

                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               (a) The names of the directors and information about them, as furnished by the directors themselves, are set forth below:


        Name               Age  Relationship     Term of
        ----               ---  ------------     -------
                                With Company     Office          Since
                                ------------     ------          -----

Charles L. Stout ..........50   President &      Annual    Oct. 1997
                                Director

Bruce Bowler ..............59   Director         Annual    Oct. 1998
(resigned July 2000)

Denis Iler ................61   Director/        Annual    Jan. 1999
                                Secretary

Kenneth Curry .............40   Director*        Annual    July 2000

*Mr. Curry was appointed after fiscal year end.

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

        Business Experience
        -------------------

Bruce Bowler, age 59
(resigned July 2000)

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

Charles L. Stout, age 50

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

Denis R. Iler, age 61

     Director and Secretary, he received a BA in Math from San Jose State University in California, and an MBA from Regis University in 1982. He was a comptroller with Berge Exploration from 1978 to 1984. Since 1984, he has been President and principal accountant for Business Financial Systems, Inc., an indepdendent accounting firm, providing tax and accounting services for the small business community, including oil and gas, construction, and real estate brokerage accounting.

Kenneth Curry, age 40

     Director, attended West Virginia University for a year studying forestry. He is a Certified Logger in West Virginia. He is principal in and President and Director of Square Roots, Inc., a logging and lumber company in Bridgeport, West Virginia, from inception in May 1997 to present. He was a director of NELX, Inc. from October 1997 to January 1999.

     Mr. Curry was appointed as a Director in July 2000.

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

        The following persons had not filed Form 5 as of September 14, 2000:

        Charles L. Stout
        Denis Iler
        Bruce Bowler

ITEM 10.       EXECUTIVE COMPENSATION

        Summary

     a) Set forth in the following table is information as to the cash compensation paid or set aside directly or indirectly during the fiscal year ended May 31, 1997, to or for the benefit of any executive officer whose cash compensation exceeded $60,000.00, and all executive officers as a group:

Name of Individual                          Capacities in               Salary
or Number of Group                          Which Served                and fees
--------------------                         --------------              -------
Charles L. Stout                            President & Director        $0
Denis Iler                                  Director/Secretary          $0
Bruce Bowler                                Dirctor                     $0

All Executive Officers
as a Group (3 persons)                      -                           $0

               b) Compensation paid by the Company for all services provided during the fiscal year ended May 31, 1999, (1) to each of the Company's directors whose cash compensation exceeded $60,000 and (2) to all directors as a group is set forth below:

                                  ANNUAL COMPENSATION ($$)
                                  ------------------------
Name and Position                  Year              Fees                  Bonus
-------------------                 ----              -----                 ----
Charles L. Stout, President & Dir. 1997              $0                    $0

Denis Iler, Secretary/Director     1999              $0                    $0

Bruce Bowler*                      1997              $0                    $0

Directors                          1997              $0                    $0
Aggregate

*  Resigned in July 2000
                                  LONG TERM COMPENSATION
                                  ----------------------
                                       Options
                        Restricted     & SARs
                        Stock          LTIP          LTIP           Other
                        Awards         Payouts       Payouts        Compensation

Charles L. Stout        None           None          None           None

Denis Iler              None           None          None           None

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

     Employment  Contracts and  Termination of Employment and  Change-in-Control
     ---------------------------------------------------------------------------
Arrangements. None.
-------------

        Report on Repricing of Options/SARs
        -----------------------------------

        No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended May 31, 2000, or subsequently.

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

                                             Amount and Nature           Percent
                                             of Beneficial               of
Name of Beneficial Owner                     Ownership                   Class
--------------------------                   -----------------           -------
Charles L. Stout, President/Director         13,000,000                  30.5%

Denis Iler, Secretary/Director               1,000,000                    2.2%

Bruce Bowler, Director*                      3,000,000                    6.6%

Total owned by Officers and Directors        16,000,000                  39.3%

* Resigned July, 2000


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain Transactions
        --------------------

     None.

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules. The following financial statements and schedules for NELX, Inc., as of May 31, 2000, and 1999 are filed as part of this report.

                                                                      Page
                                                                      ----
        (1)    Financial statements of NELX, Inc:
               Report of Michael Johnson & Co., LLC.                  F-2
               Report of Oatley & Hansen, P.C.
               year ended May 31, 2000                                F-3
               Balance Sheets                                         F-4
               Statements of Operations                               F-5
               Statements of Cash Flow                                F-6
               Statements of Shareholders' Equity                     F-7
               Notes to Financial Statements                          F-7

        (2)    Financial Statement Schedules:
               (a)    None
               (b)    Reports on Form 8-K:

                                                   Incorporated by reference as
                                                   filed with Securities and
                                                   Exchange Commission

                                                   Incorporated by reference as
                                                   filed with Securities and
                                                   Exchange Commission

                                                   Incorporated by reference as
                                                   filed with Securities and
                                                   Exchange Commission
               (c)    Exhibits
Item No.
(under 601)

4.1*   Articles of Incorporation and By-Laws:
       Incorporated by Reference as filed with Form 10 with the Securities and Exchange Commission
13.1* Quarterly Report of NELX, Inc. 10-QSB for Period ended August 31, 1999. 13.2* Quarterly Report of NELX, Inc. 10-QSB for Period ended November 30, 1999. 13.3* Quarterly Report of NELX, Inc. 10-QSB for Period ended February 28, 2000. 22.1* Subsidiaries of Registrant
* Previously filed

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                                               NELX, INC.

                                                       /s/ Charles L. Stout
Octobber 3, 2000                                   by:--------------------------
                                                     Charles L. Stout, President

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles L. Stout
______________________                      President        October 14, 2000
Charles L. Stout                            and Director

/s/ Denis Iler
______________________                      Vice President   October 14, 2000
Denis Iler

/s/ Kenneth L. Curry
______________________                      Director         October 14, 2000
Kenneth L. Curry

                                   NELX, INC.

                              FINANCIAL STATEMENTS

                        For the Year Ended May 31, 2000

                                   NELX, INC.
                              Financial Statements
                               Table of Contents


                                                                           PAGE

Reports of Independent Public Accountants                              F-2 & F-3

Financial Statements

    Consolidated Balance Sheet                                         F-3

    Consolidated Statement of Operations                               F-4

    Consolidated Statement of Cash Flows                               F-5

    Consolidated Statement of Changes in Stockholders' Equity          F-6

    Notes to Consolidated Financial Statements                         F-7

                           Michael Johnson & Co., LLC
                          9175 E. Kenyon Avenue, #100
                                Denver, CO 80237
                           Telephone: (303) 796-0099
                              Fax: (303) 796-0137


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


/s/ Michael Johnson & Co., LLC

Denver, Colorado
October 13, 1999

                             Oatley & Hansen, P.C.
                        6061 S. Willow Drive, Suite 230
                        Greenwood Village, CO 80111-6160
                           Telephone: (303) 770-2595
                              Fax: (303) 721-6925


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'

                                 August 8, 2000

To the Board of Directors
NELX, INC.
Lakewood, Colorado

We have audited the accompanying consolidated balance sheet of NELX, INC. as of May 31, 2000, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of NELX, INC. at May 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company has incurred significant recurring losses and has a substantial working capital deficit as of May 31, 2000. In addition, at May 31, 2000, the Company had no substantial product, service or properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Oatley & Hansen, P.C.
Greenwood Village, Colorado



NELX, INC.
CONSOLIDATED BALANCE SHEET
May 31, 2000

ASSETS

CURRENT ASSETS
     Cash                                                                                    $ 1,521
                                                                                             -------
        Total current assets                                                                   1,521

INVESTMENT IN UNDEVELOPED MINERAL LEASE,
     net of accumulated amortization of $9,517                                               121,658
                                                                                             -------

        Total assets                                                                       $ 123,179
                                                                                           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Settlement payable                                                                     $ 24,254
     Advances from stockholder                                                                66,650
                                                                                              ------
        Total current liabilities                                                             90,904
                                                                                              ------

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value par value; 500 million shares authorized:
        45,802,042 shares issued and outstanding                                                4,580
     Additional paid-in capital                                                             7,718,330
     Accumulated deficit                                                                   (7,690,635)
                                                                                           -----------
        Total stockholders' equity                                                             32,275
                                                                                               ------

        Total liabilities and stockholders' equity                                          $ 123,179
                                                                                            =========


                            See accompanying notes.



NELX, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 Year Ended May 31,
                                                       ---------------------------------------
                                                                    2000                 1999
                                                       ------------------   ------------------
REVENUE                                                             $  -             $ 16,524
                                                                    ----             --------


GENERAL AND ADMINISTRATIVE EXPENSE                                13,733               12,681
AMORTIZATION                                                       5,106                4,542
INTEREST EXPENSE                                                     500                4,411
                                                                    ----                -----

     Total expenses                                               19,339               21,634
                                                                 -------               ------


NET INCOME (LOSS)                                              $ (19,339)            $ (5,110)
                                                               ==========            =========


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

     NET INCOME (LOSS) PER SHARE                                    $  -                  $ -
                                                                     ====                 ===

     WEIGHTED AVERAGE SHARES OUTSTANDING                      44,659,302           44,352,042
                                                              ===========          ==========


                            See accompanying notes.



NELX, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                         Year Ended May 31,
                                                                                --------------------------------------
                                                                                            2000                 1999
                                                                                -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                 $ (19,339)            $ (5,110)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
           Depreciation and amortization                                                   5,106                4,411
           Changes in operating assets and liabilities:
               Accounts payable                                                                -             (188,752)
               Accrued liabilities                                                             -              (10,036)
                                                                                         -------              --------
        Net cash flows from (used for) operating activities                              (14,233)            (199,487)
                                                                                         --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Disposition of equipment                                                                 -               36,479
                                                                                         -------              ------
        Net cash flows (used for) investing activities                                        -               36,479
                                                                                         -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Exercise of stock options                                                            17,500              161,600
     Advances from stockholder                                                             7,000                    -
     Repayment of advances from shareholder                                               (6,000)                   -
     Repayment of loan                                                                    (3,000)                   -
                                                                                          -------                   -
        Net cash flows (used for) from financing activities                               15,500              161,600
                                                                                         -------              -------

NET INCREASE (DECREASE) IN CASH                                                            1,267               (1,408)

CASH AT BEGINNING OF YEAR                                                                    254                1,662
                                                                                            ----                -----

CASH AT PERIOD END OF YEAR                                                               $ 1,521                $ 254
                                                                                        ========                =====

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                                         $ 500              $ 4,542
     Non-cash investing transactions:
        Issuance of 1.1 million shares to buyout overriding royalty interests             77,000                    -



                            See accompanying notes.



NELX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            Common Stock                   Additional
                                                            ------------                      Paid-In          Accumulated
                                                       Shares           Amount                Capital              Deficit
                                                    ------------    ------------        -------------        --------------
Balances, May 31, 1998                                   46,352,042        $ 4,635        $ 7,465,975         $ (7,666,186)

     Stock returned for re-issuance                      (6,000,000)          (600)                                      -

     Issuance of stock for cash                           4,000,000            400            158,000

     Net (loss)                                                  -               -                  -               (5,110)
                                                         ----------        -------          ---------         -------------

Balances, May 31, 1999                                   44,352,042          4,435          7,623,975           (7,671,296)

     Exercise of stock options                              350,000             35             17,465                    -

     Issued to buyout overriding royalty interests        1,100,000            110             76,890                    -

     Net (loss)                                                  -               -                  -              (19,339)
                                                        -----------       --------       ------------         -------------

Balances, May 31, 2000                                   45,802,042        $ 4,580        $ 7,718,330          $(7,690,635)
                                                        ===========       ========       ============         =============


                            See accompanying notes.

         NELX, INC.
         Notes to Consolidated Financial Statements


         Note A - Organization and Business
         Organization and Nature of Business
         -----------------------------------

         NELX, INC. (the "Company") was incorporated in Kansas on March 25, 1983. As of May 31, 2000, the Company had no business operations. Its principal asset is a leasehold interest in undeveloped mineral spring in Arkansas. On July 26, 2000 the Company acquired all of the stock of a West Virginia corporation in the business of producing dimensional lumber, crossties and landscaping timber (see Note H).

         The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses and has a substantial working capital deficit as of May 31, 2000. In addition, at May 31, 2000, the Company had no substantial product, service or properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Management's plans to address these matters include acquisitions, private placements of stock and obtaining short-term loans. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         Note B - Summary of Significant Accounting Policies
         Principles of Consolidation
         ---------------------------

         The financial statements include the accounts of Crystal Mountain Water, Inc., a wholly owned subsidiary. All inter-company transactions and balances have been eliminated.

         Use of Estimates
         ----------------

         Preparation of financial statements in conformity with generally accept -ed accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are valuation of stock issued for services and property and valuation of deferred tax benefits. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         NELX, INC.
         Notes to Consolidated Financial Statements


         Property
         --------

         Property, including the Company's investment in an undeveloped mineral spring, is recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Amortization of the leasehold cost of the mineral spring is computed using the straight-line method over the remaining term of the lease (including options to extend, which ends October 28, 2026).

         Amortization expense of $5,106 and $4,411 was recorded in fiscal 2000 and 1999, respectively.

         Income Taxes
         ------------

         The Company uses the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note D).

         Statement of Cash Flows
         -----------------------

         Cash and cash equivalents include cash and short-term investments with original maturities of three months or less.

         Basic Earnings (Loss) Per Share
         -------------------------------

         Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of convertible debt, stock options and warrants.

         The basic and the dilutive earnings per share are the same in fiscal 2000 and 1999 since the Company had net losses and the inclusion of the effect of stock options would be anti-dilutive.

         Concentrations
         --------------

         The principal asset of the Company is a leasehold interest in an Arkansas mineral spring.

         NELX, INC.
         Notes to Consolidated Financial Statements


         Note D - Advances from Stockholders

         As of May 31, 2000, unsecured, non-interest bearing advances totaling $66,650 were due on demand to the Company's president.

         Note D - Income Taxes
         As of May 31, 2000, the accumulated net operating loss carryforward that may be offset against future taxable income, if any, totals approximately $6.4 million. The loss carryforward expires in varying amounts from fiscal 2008 through fiscal 2020.

         In addition, as of May 31, 2000, the Company had approximately $1.2 million of capital loss carryovers, which may be used only to offset capital gains. The capital losses carryforward expires from fiscal 2001 through fiscal 2004.

         A tax benefit has not been reported in the accompanying financial statements for the operating and capital losses carried forward because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $1.1 million of the amounts carried forward has been offset by a valuation allowance of the same amount, a decrease of approximately $3,000 in fiscal 2000.

         Note E - Stockholders' Equity
         Exercise of Stock Options
         -------------------------

         During fiscal 2000, options were exercised covering a total of 350,000 shares of common stock resulting in proceeds of $17,500.

         Stock Issued to Liquidate Overriding Royalty Interest in Mineral Spring
         -----------------------------------------------------------------------

         On May 5, 2000, a total of 1.1 million shares of restricted common stock, with an estimated value of $77,000 were issued to five individuals to liquidate overriding royalty interests totaling $.016 per gallon in the Arkansas mineral spring.

         Note F - Commitments and Contingencies

         In fiscal 1998 an agreement was reached to settle a $24,524 loan. As part of the agreement the creditor was also to transfer 550,000 to third parties and return 166,667 shares to the Company (a total of 666,667 shares). As of May 31, 2000, the agreement has not been executed.

         NELX, INC.
         Notes to Consolidated Financial Statements


         Note G - Fair Value of Financial Instruments
         The  carrying  amounts for the  settlement  payable and  advances  from
         stockholder   approximates   fair  value  because  of  the   short-term
         maturities of these instruments.

         The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

         Note H - Events Subsequent to May 31, 2000 (Unaudited)
         July 26, 2000, the Company acquired all of the voting stock of Square Roots Incorporated, a West Virginia corporation for 1 million shares of common stock.