Form 10QSB
period 2000-08-31
NELX INC
filed 2000-11-14
CIK 857501

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
August 31, 2000                                         000-21210



                                   NELX, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                       84-0922335
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                   10525 W. 23rd Place, Lakewood, CO        80215
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (304) 622-9599


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   45,802,042 common shares as of May 31, 2000

I.  FINANCIAL STATEMENTS




                                                   NELX, INC.
                                           Consolidated Balance Sheet
                                                   (Unaudited)


                                                                               August                      May
                                                                              31, 2000                   31, 2000
                                                                              --------                   --------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                        $ 206                    $ 1,521

Property, Plant and Equipment
     Plant and Plant Equipment                                                    131,175                    131,175
     Equipment                                                                          -                          -
     Buildings                                                                          -                          -
                                                                              ------------               -----------
                                                                                  131,175                    131,175
     Less Accumulated Depreciation                                                  9,517                      9,517
                                                                                    ------                     -----
          Net Fixed Assets                                                        121,658                    121,658

TOTAL ASSETS                                                                     $121,864                   $123,179
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                            $ 24,255                   $ 24,255
     Accrued Expenses                                                                   -                          -
     Current Portion of Long-Term Debt                                             66,650                     66,650
                                                                                   -------                    ------
          Total Current Liabilities                                                90,905                     90,905

Long Term Liabilities
     Notes Payable                                                                      -                          -

Total Liabilities                                                                  90,905                     90,905


Stockholders' Equity
     Common Stock. $0.0001 par value, 500,000,000 shares authorized
     45,802,042 issued and outstanding at May 31, 2000 and August 31,
     2000, respectively                                                             4,580                      4,580
     Additional paid-in capital                                                 7,718,330                  7,718,330
     Retained Deficit                                                          (7,691,951)                (7,690,635)
                                                                               -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                        30,959                     32,274
                                                                                   -------                    ------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $121,864                   $123,179
                                                                           ===============            ===============





                                                   NELX, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      For the Three Months Ended August 31
                                                   (Unaudited)



                                                                                2000                        1999
                                                                                ----                        ----
REVENUES
     Oil & gas sales                                                                    -                           -
     Sale of ORRI
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                           -                         500
     Office Expense                                                                   766                       1,773
     Professional Fees                                                                  -                       2,650
     Telephone & Utilities                                                            549                          44
                                                                                     ----                         --
Total Operating Expenses                                                            1,315                       4,967

NET INCOME (LOSS)                                                                $ (1,315)                   $ (4,967)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.00)                      (0.00)

Weighted average number of shares outstanding                                   44,602,042                  46,352,042





                                                   NELX, INC.
                                      Consolidated Statement of Cash Flows
                                                   (Unaudited)



                                                                                        Three Months
                                                                                      Ended August 31,
                                                                                2000                      1999
                                                                                ----                      ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                           $ (1,315)                $ (4,967)
     Depreciation
     (Decrease) Increase in Accounts Payable                                            -                   (1,000)
     (Decrease) Increase in Accrued Expenses
     (Increase) Decrease in Accounts Receivable
                                                                           ---------------            -------------

Net Cash Flows Used for Operating Activities                                       (1,315)                  (5,967)

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                    -                        -
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           ---------------            -------------

Net Cash (Used by) From Investing Activities                                            -                        -

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                                -                    1,000
     Sale of Common Stock                                                               -                     7500
     Sale of Treasury Stock                                                             -                        0
                                                                           ---------------            -------------

Total Cash from (Used by) Financing Activities                                          -                    8,500

Increase (Decrease) in Cash                                                        (1,315)                  2,533
                                                                                                            -----

Cash and Cash Equivalents - Beginning of Period                                     1,521                     254
                                                                                                              ---

Cash and Cash Equivalents - end of Period                                             206                    2,787
                                                                           ===============            =============





NELX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            Common Stock                   Additional
                                                            ------------                      Paid-In          Accumulated
                                                       Shares           Amount                Capital              Deficit
                                                    ------------    ------------        -------------        --------------
Balances, May 31, 1998                                   46,352,042        $ 4,635        $ 7,465,975         $ (7,666,186)

     Stock returned for re-issuance                      (6,000,000)          (600)                                      -

     Issuance of stock for cash                           4,000,000            400            158,000

     Net (loss)                                                  -               -                  -               (5,110)
                                                         ----------        -------          ---------         -------------

Balances, May 31, 1999                                   44,352,042          4,435          7,623,975           (7,671,296)

     Exercise of stock options                              350,000             35             17,465                    -

     Issued to buyout overriding royalty interests        1,100,000            110             76,890                    -

     Net (loss)                                                  -               -                  -              (19,339)
                                                        -----------       --------       ------------         -------------

Balances, May 31, 2000                                   45,802,042        $ 4,580        $ 7,718,330          $(7,690,635)
                                                        -----------       --------       ------------         -------------

     Net (loss)                                                   -              -                  -               (1,315)
                                                        -----------       --------       ------------         -------------

Balance August 31, 2000                                  45,802,042        $ 4,580        $ 7,718,330          $(7,691,950)
                                                        ===========       ========       ============         =============


         NELX, INC.
         Notes to Financial Statements


         Note A - Organization and Business
         Organization and Nature of Business
         -----------------------------------

         NELX, INC. (the "Company") was incorporated in Kansas on March 25, 1983. As of August 31, 2000, the Company had no business operations. Its principal asset is a leasehold interest in undeveloped mineral spring in Arkansas. On July 26, 2000 the Company acquired all of the stock of a West Virginia corporation in the business of producing dimensional lumber, crossties and landscaping timber (see Note H).

         The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses and has a substantial working capital deficit as of August 31, 2000. In addition, at August 31, 2000, the Company had no substantial product, service or properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Management's plans to address these matters include acquisitions, private placements of stock and obtaining short-term loans. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

         NELX, INC.
         Notes to Consolidated Financial Statements


         Note D - Advances from Stockholders

         As of August 31, 2000, unsecured, non-interest bearing advances total-ing $66,650 were due on demand to the Company's president.

         Note D - Income Taxes
         As of August 31, 2000, the accumulated net operating loss carryforward that may be offset against future taxable income, if any, totals approximately $6.4 million. The loss carryforward expires in varying amounts from fiscal 2008 through fiscal 2020.

         In addition, as of August 31, 2000, the Company had approximately $1.2 million of capital loss carryovers, which may be used only to offset capital gains. The capital losses carryforward expires from fiscal 2001 through fiscal 2004.

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

         Note F - Commitments and Contingencies

         In fiscal 1998 an agreement was reached to settle a $24,524 loan. As part of the agreement the creditor was also to transfer 550,000 to third parties and return 166,667 shares to the Company (a total of 666,667 shares). As of August 31, 2000, the agreement has not been executed.

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

         Note H - Events Subsequent to August 31, 2000 (Unaudited)
         July 26, 2000, the Company acquired all of the voting stock of Square Roots Incorporated, a West Virginia corporation for 1 million shares of common stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The Company has experienced $1,315 expenses for the three month period in 2000 and $4,967 for the three month period in 1999. The Company had no revenues in the three month period for either year. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.


Liquidity and Capital Resources
-------------------------------

The Company had $206 in cash capital at the end of the period and current liabilities exceeded current assets by $90,699. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                    The Company agreed to acquire 100% of the issued and outstanding stock of Square Roots, Inc. for one million shares of common stock. The transaction is being held in abeyance pending receipt of audited financial statements of Square Roots, Inc., which are in process.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed:

                        8-K August, 18, 2000
                        8-K August 28, 2000
                        8-K/A August 28, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000



                                              NELX, INC.


                                              /s/ Charles L. Stout
                                              -----------------------------
                                              Charles L. Stout, President