Form 10QSB
period 2000-11-30
NELX INC
filed 2001-01-19
CIK 857501

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
November 30, 2000                                       000-21210



                                   NELX, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                       84-0922335
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                   10525 W. 23rd Place, Lakewood, CO        80215
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (304) 622-9599


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

                45,802,042 common shares as of November 30, 2000

I.  FINANCIAL STATEMENTS



NELX, INC.
CONSOLIDATED BALANCE SHEET

                                                                                      November 30,           May 31,
                                                                                              2000              2000
                                                                                    ---------------    --------------
ASSETS

CURRENT ASSETS
     Cash                                                                                $ 27,158           $ 1,521
                                                                                         ---------          -------
          Total current assets                                                              27,158             1,521


INVESTMENT IN UNDEVELOPED MINERAL LEASE,
     net of accumulated amortization of $12,097 and $9,517, respectively                  119,078           121,658
                                                                                          --------          -------

          Total assets                                                                  $ 146,236         $ 123,179
                                                                                        ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Settlement payable                                                                   $ 24,254          $ 24,254
     Advances from shareholder                                                             52,150            66,650
                                                                                           -------           ------
          Total current liabilities                                                        76,404            90,904
                                                                                           -------           ------


STOCKHOLDERS' EQUITY
     Common Stock $0.0001 par value, 500,000,000 shares
        authorized, 45,802,042 issued and outstanding                                        4,580             4,580
     Additional paid-in capital                                                          7,718,330         7,718,330
     Accumulated Deficit                                                                (7,653,078)       (7,690,635)
                                                                                        -----------       -----------
          Total stockholders' equity                                                       69,832            32,274
                                                                                           -------           ------
          Total liabilities and stockholders' equity                                    $ 146,236         $ 123,178
                                                                                        ==========        =========



                            See accompanying notes.


NELX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Three Months Ended               Six Months Ended
                                                                     November 30,                    November 30,
                                                                     2000            1999             2000            1999

REVENUE                                                          $      -             $ -         $      -             $ -
                                                                ---------            ----        ---------            ----

EXPENSES
     General and administrative                                    15,198           4,467           16,513           5,416
     Amortization                                                   2,580               -            2,580               -
     Interest                                                          -              500                -             500
                                                                ---------            ----           ------            ----

     Total expenses                                                17,778           4,967           19,093           5,916
                                                                  -------          ------          -------          ------

NET INCOME (LOSS)                                                $ 17,778        $ (4,967)       ($ 19,093)       $ (5,916)
                                                                =========        =========       =========        =========

Extraordinary gain on sale of scurities                            56,650               -           56,650               -
                                                                =========        =========       =========        =========

Net income after extraordinary gain                                38,872               -           37,557               -

BASIC AND DILUTIVE INCOME (LOSS) PER SHARE                           $ -             $ -              $ -             $ -
                                                                     ====            ====             ====            ====

WEIGHTED AVERAGE SHARES OUTSTANDING                           45,802,042      46,352,042       45,802,042       46,352,042
                                                              ===========     ===========      ===========     ===========



                            See accompanying notes.


NELX, INC.
Consolidated Statement of Cash Flows

                                                                         Six Months Ended
                                                                            November 30,
                                                                         ----------------
                                                                       2000                 1999
                                                                     -------               ------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                               $ 37,557             $ (5,916)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
            Depreciation and amortization                               2,580                    -
            Gain on sale of securities                                (56,650)                   -
             Changes in operating assets and liabilities:
                (Decrease) increase in accounts payable                     -               (1,000)
                                                                      -------               -------

        Net cash flows (used for) operating activities                (16,513)              (6,916)
                                                                      --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of securities                                  56,650                    -
                                                                      -------               ------

        Net cash from investing activities                             56,650                    -
                                                                      -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of advances from shareholder                           (14,500)               1,000
     Sale of common stock                                                   -                7,500
                                                                      -------               ------

        Net cash from (used for) financing activities                 (14,500)               8,500
                                                                      --------              ------

NET INCREASE (DECREASE) IN CASH                                        25,637                1,584

CASH AT BEGINNING OF PERIOD                                             1,521                  254
                                                                       ------                 ----

CASH AT END OF PERIOD                                               $  27,158              $ 1,838
                                                                    =========             ========

                            See accompanying notes.

                                      F-3



NELX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Common Stock             Additional
                                          -----------------------------
                                                                              Paid-In        Accumulated
                                                  Shares      Amount          Capital            Deficit
                                          --------------- -----------  ---------------   ----------------

Balance, May 31, 2000                         45,802,042     $ 4,580      $ 7,718,330       $ (7,690,635)

    Net income                                         -           -                -             37,557
                                             -----------     -------      -----------         ----------

Balance, November 30, 2000                    45,802,042     $ 4,580      $ 7,718,330       $ (7,653,078)
                                             ===========    ========     ============       =============



                            See accompanying notes.

          NELX, INC.
          Notes to Condensed Consolidated Financial Statements


          Note A - Organization and Business
          NELX, INC. (the "Company") was incorporated in Kansas on March 25, 1983. As of November 30, 2000, the Company had no business operations. Its principal asset is a leasehold interest in undeveloped mineral spring in Arkansas. On July 26, 2000 the Company acquired all of the stock of a West Virginia corporation in the business of producing dimensional lumber, crossties and landscaping timber. As of November 3, 2000, the acquisition has not been consummated.

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 2000.

          The financial statements include the accounts of Crystal Mountain Water, Inc., a wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

          The results of operations for the six months ended November 30, 2000 are not necessarily indicative of the results for the remainder of fiscal 2001.

          Note B - Earnings (Loss) Per Share
          Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

          Note C - Sale of Securities

          During the second quarter of fiscal 2001, the Company sold all its shares of common stock in a corporation which did not have any carrying cost.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2000 COMPARED TO SAME PERIOD ENDED NOVEMBER 30, 1999

The Company has experienced $16,513 expenses for the six month period in 2000 and $5,916 for the six month period in 1999. The Company had no revenues in 2000 or 1999. The Company had a loss of ($19,093) on operations in the period in 2000 compared to a loss of ($5,916) in the same period in 1999. The Company had an extraordinary gain on the sale of shares of a former subsidiary of $56,650 in the period in 2000 which resulted in net income of $38,872 for the six month period in 2000. Gain or loss per share for the periods in 2000 and 1999 were less than $.01 in 2000 and ($.01) in 1999 in the period. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED NOVEMBER 30, 2000 COMPARED TO QUARTER ENDED NOVEMBER 30, 1999

The Company had no operating revenues in the quarter in 2000 or 1999. The Company had a loss on operations of ($17,778) in the quarter in 2000 compared to a loss on operations in the quarter in 1999 of ($4,967). The Company had an extraordinary gain in the quarter of $56,650 on the sale of shares of a former subsidiary, Mind2Market, Inc., which resulted in net income for the quarter of $38,872, due to the extraordinary gain. Gain or loss per share in the period was less than $.01 in 2000 and ($.01) in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had $27,158 in cash capital at the end of the period and current liabilities exceeded current assets by $49,247. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed:  October 10, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 18, 2000



                                              NELX, INC.


                                              /s/ Charles L. Stout
                                              -----------------------------
                                              Charles L. Stout, President