Form 10QSB
period 2001-02-28
NELX INC
filed 2001-04-26
CIK 857501

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
February 28, 2001                                       000-21210



                                   NELX, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                       84-0922335
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                   10525 W. 23rd Place, Lakewood, CO        80215
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (304) 622-9599


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

                45,802,042 common shares as of February 28, 2001

I.  FINANCIAL STATEMENTS



                                           NELX, INC.
                                   Consolidated Balance Sheet
                                           (Unaudited)

                                                                      February                     May
                                                                      28, 2001                   31, 2000
                                                                      --------                   --------

ASSETS

Current Assets
     Cash                                                                $ 11,015                    $ 1,521


     Investment in Undeveloped Mineral Lease                              131,175                    131,175
     Less Accumulated Amortization                                        (13,387)                    (9,517)
                                                                          --------                    -------
                                                                          117,788                    121,658

TOTAL ASSETS                                                             $128,803                   $123,179
                                                                   ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Settlement Payable                                                  $ 24,255                   $ 24,255
     Advances From Shareholder                                             34,150                     66,650
                                                                          -------                    ------
          Total Current Liabilities                                        58,405                     90,905

Stockholders' Equity
     Common Stock. $0.0001 par value, 500,000,000 shares
     authorized, 45,802,042 issued and outstanding                          4,580                      4,580
     Additional paid-in capital                                         7,718,330                  7,718,330
     Accumulated Deficit                                               (7,652,512)                (7,690,635)
                                                                       -----------                -----------
TOTAL STOCKHOLDERS' EQUITY                                                 70,398                     32,274
                                                                           -------                    ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $128,803                   $123,179
                                                                   ===============            ===============




                                           NELX, INC.
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                           (Unaudited)

                                                   For the Three Months ended                For the Nine Months ended
                                                          February 28,                              February 28,

                                                   2001                 2000                 2001                 2000
                                                   ----                 ----                 ----                 ----
REVENUES
     Gain on sale of securities                      $ 3,350                                  $ 60,000

EXPENSES
     General and administrative                        1,494                1,500               18,007                7,093
     Amortization                                      1,290                  177                3,870                    -
     Interest                                             -                    -                    -                  500
                                               --------------        ------------          -----------        --------------
Total Operating Expenses                               2,784                1,677               21,877                7,593

NET INCOME (LOSS)                                      $ 566             $ (1,677)            $ 38,123             $ (7,593)
                                               ==============       ==============       ==============       ==============

BASIC AND DILUTIVE INCOME (LOSS)                      $ 0.00              $ (0.00)              $ 0.00              $ (0.00)
                                               ==============       ==============       ==============       ==============
PER SHARE

WEIGHTED AVERAGE SHARES OUTSTANDING               45,802,042           44,352,042           45,802,042           46,352,042
                                               ==============       ==============       ==============       ==============




                                                   NELX, INC.
                                      Consolidated Statement of Cash Flows
                                                   (Unaudited)

                                                               Nine Months                          Three Months
                                                            Ended February 28,                    Ended February 28,
                                                          2001              2000                2001              2000
                                                          ----              ----                ----              ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                    $ 38,123          $ (7,593)              $ 566          $ (1,677)
     Amortization                                            3,870                                 1,290
     Gain on sale of securities                            (60,000)                               (3,350)
     (Decrease) Increase in Accounts Payable                     -                 -                   -             1,000
                                                      -------------      ------------       -------------      ------------
Net Cash Flows Used for Operating Activities               (18,007)           (7,593)             (1,494)             (677)

Cash Flows from Investing Activities
     Proceeds from sale of securities                       60,000                 -               3,350                 -
                                                      -------------      ------------       -------------      ------------
Net Cash (Used by) From Investing Activities                60,000                 -               3,350                 -

Cash Flows from Financing Activities
     Repayment of advances from shareholder                (32,500)            4,000             (18,000)            3,000
     Sale of Common Stock                                        -             6,500                   -            (1,000)
                                                      -------------      ------------       -------------      ------------
Total Cash from (Used by) Financing Activities             (32,500)           10,500             (18,000)            2,000
                                                      -------------      ------------       -------------      ------------
Increase (Decrease) in Cash                                  9,493             2,907             (16,144)            1,323

Cash and Cash Equivalents - Beginning of Period              1,521              254               27,158            1,838
                                                      -------------      ------------       -------------      ------------

Cash and Cash Equivalents - End of Period                 $ 11,014           $ 3,161            $ 11,014           $ 3,161
                                                      =============      ============       =============      ============




                                              NELX, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           November 30, 2000

                                                    Common Stock               Additional
                                                                               Paid - In        Accumulated
                                             # of Shares        Amount          Capital           Deficit
                                          --------------------------------------------------------------------

Balance at May 31, 2000                          45,802,042        $ 4,580        $ 7,718,330     $(7,690,635)

  Net Income                                                                                           38,123
                                          --------------------------------------------------------------------
Balance at February 28, 2001                     45,802,042        $ 4,580        $ 7,718,330        $ 38,123
                                          ====================================================================


NELX, INC.
Notes to Condensed Consolidated Financial Statements

Note A - Organization and Business

NELX, INC. (the "Company,") was incorporated in Kansas on March 25, 1983. As of November 30, 2000, the Company had no business operations. Its principal asset is a leasehold interest in an undeveloped mineral spring in Arkansas. On July 26, 2000, the Company entered into an agreement to acquire all of the common stock of a West Virginia corporation in the business of producing dimensional lumber, crossties and landscaping timber. On December 29, 2000 at a board of directors meeting the agreement was rescinded due to the lack of profitability of the corporation to be acquired. Along with this recission My. Ken Curry submitted his resignation as a director of the Company. It is anticipated that there will be no legal or financial repercussions due to this recission.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 2000.

The financial statements include the accounts of Crystal Mountain Water, Inc. a wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

The results of operations for the nine months ended February 28, 2001, are not necessarily indicative of results for the remainder of fiscal 2001.

Note B - Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect.)

Note C - Sale of Securities

During the second quarter of fiscal 2001, the Company sold all its shares of common stock in a corporation which did not have any carrying cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company has experienced $21,877 expenses for the nine month period in 2001 and $7,593 for the nine month period in 2000. The Company had revenues in 2001 of $60,000 against no revenues in 2000. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $11,015 in cash capital at the end of the period and current liabilities exceeded current assets by $47,390. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed:  February 7, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 26, 2001



                                              NELX, INC.


                                              /s/ Charles L. Stout
                                              -----------------------------
                                              Charles L. Stout, President