Form 10KSB
period 2001-05-31
NELX INC
filed 2001-09-13
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2001


                                   NELX, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)


Kansas                        0-21210                  84-0922335
----------------              -------------            ------------
(State or other               (Commission              (IRS Employer
jurisdiction of               File Number)             Identification No.)
incorporation)


               300 Summers Street, Suite 970, Charleston WV 25301
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (304) 343-8171
                                                           --------------


          Securities registered under Section (b) of the Exchange Act:

                                      NONE

          Securities registered under Section (g) of the Exchange Act:

                          COMMON STOCK $.0001 PAR VALUE

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State the issuer's revenues for the most recent fiscal year.  $269,392

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of last trade on August 31, 2001 $5,622,017 (at $.06/share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 120,577,744 common shares as of August 31, 2001

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1. Description of Business...............................................3

Item 2. Description of Property...............................................4

Item 3. Legal Proceedings.....................................................4

Item 4. Submission of Matters to a Vote of Security Holders...................4

                                     PART II

Item 5. Market for Common Equity and Related
         Stockholder Matters..................................................5

Item 6. Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................5

Item 7. Financial Statements..................................................9

Item 8. Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure..............................10

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the
          Exchange Act.......................................................10

Item 10. Executive Compensation..............................................13

Item 11. Security Ownership of Certain Beneficial Owners
          and Management.....................................................14

Item 12. Certain Relationships and Related Transactions......................15

Item 13. Exhibits, and Reports on Form 8-K...................................16



PART I

Item 1.           BUSINESS

NELX, Inc. ("NELX" or the "Company") was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. for the purpose of acquiring, dealing in, and if warranted, developing oil and gas properties. In October 1993 the Company changed its name to NELX, Inc. In previous years, the Company owned certain non-producing oil and gas properties as well as various real estate properties. Due to continuing lack of capital partners for oil and gas exploration and/or real estate development, in fiscal year 1997 the Company turned its attention to divesting its interests in said properties. For the past three years, the principal activities of the Company have involved disposing of assets, settling claims and liabilities and considering potential business combinations with related or complementary businesses. During fiscal year 2001, the Company's principal assets consisted of a leasehold interest in an undeveloped mineral spring in Arkansas and certain oil and gas properties located in West Virginia. The oil and gas properties were sold in May 2001.

On May 29, 2001, the Company acquired two closely-held businesses, FS Investments, Inc. ("FSI") and Jacobs & Company ("Jacobs & Co." or "Jacobs"), in exchange for 75 million shares of common stock of NELX. The transaction was accounted for as a recapitalization of FSI and Jacobs & Co. effected by a reverse acquisition. For accounting purposes, NELX is treated as the acquiree, and no goodwill or other intangible asset is recorded.

FSI, incorporated in 1997 in West Virginia, is a closely-held holding company that was organized to develop surety business through the formation or acquisition of subsidiaries engaged in the issuance of surety bonds collateralized by investment accounts that are professionally managed by Jacobs & Co. Through its wholly-owned subsidiary, Triangle Surety Agency, Inc., FSI is actively engaged in the placement with insurance companies of surety bonds with an emphasis on clients engaged in regulated industries, such as the extraction of coal, oil and gas. FSI specializes in placement of coal reclamation bonds issued by businesses located primarily in West Virginia, Kentucky and surrounding states.

Jacobs & Co., incorporated in 1988 in West Virginia, is a SEC registered investment advisory and financial planning firm whose executive offices are located in Charleston, West Virginia. Jacobs & Co. provides fee based investment advisory services to institutions and individuals located in West Virginia and the eastern United States. In June 2001, Jacobs & Co. announced the launch of the Jacobs & Company Mutual Fund (the "Fund"), as a series of the Advisors Series Trust. Jacobs & Co. is the investment advisor to the Fund.

As a result of the May 29, 2001 business combination, the Company will be expanding its focus to include the ongoing business and activities of FSI and Jacobs, namely the surety business and investment management and related services to the natural resource industries, as well as other industries and clients. The Company is now headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of six (6) employees, of which four (4) are full time employees.

Item 2.           PROPERTIES

Through its wholly-owned subsidiary, Crystal Mountain Water, Inc. ("CMW"), the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas.

Pursuant to this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $150 per month until October 2006, with automatic options to extend the leasehold for two (2) additional ten-year terms extending through October 2026. CMW has the right to cancel the lease upon sixty
(60) days written notice at any time.

The property is presently not being actively explored or developed and management is engaged in evaluating the lease. However, opportunities will be explored as they arise with respect to the development or sale of the leasehold interest.

Item 3.           LEGAL PROCEEDINGS

During 2000, FSI entered into an agreement to acquire Van-American Insurance Company and its affiliated agency, both Kentucky domiciled companies, from Asset Guaranty Insurance Company ("AGI") and Van-American Companies, Inc. ("VAC"). The sellers refused to consummate the transaction. In January 2001, FSI filed a complaint against AGI and VAC in the United States District Court for the Eastern District of Kentucky alleging breach of contract and seeking damages in excess of $13.0 million. The defendants have filed a counterclaim against FSI seeking damages in the amount of approximately $1.3 million and asserting claims of fraud and inducement, which FSI has denied and intends to vigorously defend. This civil action is presently in the early stages of discovery. The outcome of this dispute cannot be predicted with any certainty.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

Item 5.           MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the symbol NLXI (OTC Bulletin Board Symbol). The table below sets forth the high and low bid information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                            High Bid                  Low Bid
                                            --------                  -------
Fiscal Year Ended May 31, 2001

         4th Quarter                          .095                      .031
         3rd Quarter                          .06                       .025
         2nd Quarter                          .092                      .0225
         1st Quarter                          .155                      .075

Fiscal Year Ended May 31, 2000

         4th Quarter                          .875                      .075
         3rd Quarter                          .14                       .05
         2nd Quarter                          .195                      .04
         1st Quarter                          .10                       .04

As of August 24, 2001, there were approximately 650 holders of record of the Company's common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 For the two years preceding its acquisition of FSI and Jacobs & Co., the Company had no substantial continuing business operations. During this time, the Company focused its efforts on the liquidation of non-producing assets and settlement of existing obligations. Deficits in working capital were financed by loan advances from a principal shareholder and director. Additionally, the Company searched for potential equity partners or business combinations that would be complementary to its historic business and that could enhance shareholder value.

In May 2001, prior to its acquisition of FSI and Jacobs, NELX consummated the sale of certain oil and gas properties located in Roane County, West Virginia that NELX had previously acquired from an affiliate of a principal shareholder for a nominal amount. As a result, the Company realized net proceeds of $1.3 million. The consummation of this transaction afforded NELX the ability to acquire FSI and Jacobs as it provided a source of capital for the curtailment of debt and the financing of ongoing operations.

As reflected in the financial statements (see Item 7. Financial Statements below), the Company's acquisition of FSI and Jacobs & Co. has been accounted for as a reverse acquisition and a recapitalization of FSI and Jacobs & Co. Accordingly, the financial statements and management's discussion and analysis included herein reflect solely the business operations and cash flows of FSI and Jacobs & Co. prior to May 29, 2001.

RESULTS OF OPERATIONS FOR THE FIVE MONTH PERIOD ENDED MAY 31, 2001
------------------------------------------------------------------

The Company experienced a loss for the five-month period ended May 31, 2001 in the amount of $377,616 as compared with a loss of $115,669 for the corresponding period ended May 31, 2000. The increased loss is attributable to a number of factors that are summarized below.

Revenues for the five-month period ended May 31, 2001 were $109,384 versus for $116,646 for the corresponding period ended May 31, 2000 representing a 6.2% decrease. This decrease is attributable to the investment management segment and the overall decline in the stock market at the time of billing offset by the growth of new accounts under management.

Operating expenses for the five-month period ended May 31, 2001 were $ 487,000 as compared with $232,315 for the comparable period ended May 31, 2000, an increase of $254,685. The majority of the increase in general and administrative cost of $106,585 can be associated with the overall increase in support staff costs, production costs, and general office and other administrative expense. These costs include the hiring of the chief financial and compliance officer; increased expenses associated with market research and support services, as well as marketing and promotion.

Other operating expenses include costs attributable to the unconsummated acquisition of Van-American Insurance Company (see Item 3. Legal Proceedings above), including the on-going costs of the legal action being pursued; NELX acquisition related legal and professional costs; and the initial outlay of costs associated with the formation and organization of the Jacobs & Co. Mutual Fund that was launched on June 11, 2001.

Interest expense for the five-month period ended May 31, 2001 was $98,637 as compared with $64,921 for the corresponding period ended May 31, 2000. The increase in interest expense is attributable to the increase in average borrowings for the respective periods. In connection with the acquisitions, certain debt obligations of FSI and Jacobs were converted to stock of the Company and other short and long-term indebtedness of FSI and Jacobs was restructured. Based on the Company's post-acquisition balance sheet, interest expense is estimated to be approximately $46,750 for the next 12 months.

COMPARISON OF OPERATIONS FOR THE CALENDAR YEARS 2000 AND 1999
-------------------------------------------------------------

The Company experienced a loss for the year ended December 31, 2000 in the amount of $521,619 as compared with a loss of $185,529 in the year ended December 31, 1999. The increase in the loss is primarily attributable to the costs associated with the unsuccessful pursuit of the acquisition of the insurance company and agency in Kentucky (see Item 3. Legal Proceedings above). This expense coupled with an increase in interest expense and personnel costs, as well as a decline in revenue, account for the increased loss in 2000 as compared to 1999.

Revenues in 2000 were $269,392 versus $305,323 in 1999, representing an 11.8% decrease. Investment advisory fees, net of referral fees, amounted to $257,245 in 2000 as compared with $297,140 in 1999. An analysis of these fees reflect that the difference in fees billed between the years for accounts that closed are essentially offset by fees from new accounts that opened. The majority of the decline in advisory fees, approximately $33,000, is attributable to existing accounts in which fees billed in 2000 were less than those billed in 1999. This decline can be attributed largely to a decline in the assets under management due to client withdrawals. Referral fees incurred in 2000 were approximately $7,000 more than those incurred in 1999. Referral fees are paid to third parties under contractual arrangements for the referral of investment advisory relationships and are based on a percentage of the investment advisory fee. Although referral fees increased, in comparison to 1999, investment advisory fees from such referral arrangements increased revenues by approximately $18,000, net of referral fees incurred.

Surety commissions, net of amounts paid to underwriters and referring agents, amounted to $12,089 in 2000 as compared to $8,183 in 1999. The increase is attributable to increased business.

Operating expenses for the year ended December 31, 2000 amounted to $791,011 as compared with $490,852 for the year ended December 31, 1999, an increase of $300,159. The majority of this increase is attributable to the costs associated with the unsuccessful pursuit of the acquisition of the insurance company and agency in Kentucky. Included in such costs is approximately $55,000 of recurring general and administrative expenses that were allocated to this expense classification. Including this reclassification, general and administrative costs increased approximately 17.4% in 2000. This increase is primarily attributable to the increase in staffing that was undertaken in anticipation of closing the targeted acquisition (see Item 3. Legal Proceedings above) as well as the addition of a full-time employee whose responsibilities include development of the surety segment of the business, as well as support for the investment management segment of the business.

Interest expense for the year ended December 31, 2000 was $176,342 as compared with $94,903 in 1999. The increase in interest expense is attributable to the increase in average borrowings as well as an overall general increase in interest rates for the respective periods.

FUTURE DIRECTION OF COMPANY
---------------------------

The Company intends to focus its efforts on the expansion of the ongoing business activities of FSI and Jacobs & Co., namely insurance (surety) and investment management and advisory services, often directed to participants in the coal, oil, and gas industries.

Opportunities   for  increased   business  in  the  surety   markets   utilizing
collateralized bonding programs remain very promising as traditional surety programs continue to experience significant problems, leading to withdrawals of competitors from the marketplace. Opportunities also exist for the generation of income from consulting services in relation to the Company's surety business.

Additionally, recent conditions in the financial markets have resulted in a renewed focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Co. for its clients. In addition to growing the number of private clients, the launch of the Jacobs & Company Mutual Fund (which mirrors investment strategies of Jacobs & Co.'s private client account) provides a vehicle for capturing investment management business that in years past has been referred to other investment advisors, due to account size not being large enough to provide proper diversification. Additionally, the mutual fund is an ideal vehicle for the collateralized bonding programs of FSI and its subsidiary Triangle Surety Agency, Inc. Management believes this segment of its business holds much promise for growth as well.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Management is optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict. As of May 31, 2001, a deficiency in working capital exists as the Company's current liabilities exceeds its current assets by approximately $169,000. Additionally, the Company's current monthly expenses exceeds its historic revenues by an estimated $25,000 per month. Recognizing the potential cash flow shortages the Company may be faced with in the next six to twelve months as its business continues to develop, management has arranged for the availability of a $500,000 line of credit from a shareholder through June 30, 2002 to be available when, as and if needed. Management may seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. Based on preliminary discussions with several individuals and institutions, management believes that opportunities for such private placements exists, although the Company can not be certain that it will be able to obtain such funds.

Item 7.           FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 7:

                                                                          PAGE
                                                                          ----
         Table of Contents                                                 F-1

         Report of Independent Public Accountants                          F-2

         FINANCIAL STATEMENTS
         --------------------
         Consolidated Balance Sheet                                        F-3
         Consolidated Statement of Operations                              F-4
         Consolidated Statement of Cash Flows                              F-5
         Consolidated Statement of Changes in Stockholders' Equity         F-6
         Notes to Consolidated Financial Statements                        F-7

NELX, INC.
CONSOLIDATED FINANCIAL  STATEMENTS
TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'                                    F-2

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

    Consolidated Statement of Operations                                     F-4

    Consolidated Statement of Cash Flows                                     F-5

    Consolidated Statement of Changes in Stockholders' Equity                F-6

    Notes to Consolidated Financial Statements                               F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'

August 24, 2001 (except for the second paragraph of Note J, which is as of September 1, 2001)

To the Board of Directors
NELX, INC.
Charleston, West Virginia

We have audited the accompanying consolidated balance sheet of NELX, INC. as of May 31, 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the five months then ended and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of NELX, INC. at May 31, 2001, and the results of its operations and its cash flows for the five months then ended and the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Oatley & Hansen, P.C.
Greenwood Village, Colorado

NELX, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2001

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                  $    771,886
    Receivables                                                      42,857
    Prepaid and other                                                27,866
                                                                 -----------
      TOTAL CURRENT ASSETS                                          842,609
                                                                 -----------

INVESTMENT IN UNDEVELOPED MINERAL LEASE                             116,661
                                                                 -----------

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $69,990                       12,745
                                                                 -----------

      TOTAL ASSETS                                             $    972,015
                                                                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                        $    717,939
    Accounts payable                                                181,372
    Accrued interest payable                                         72,426
    Accrued other expenses                                           29,307
    Accrued income taxes                                             10,750
                                                                 -----------
      TOTAL CURRENT LIABILITIES                                   1,011,794
                                                                 -----------

NOTES PAYABLE, less current maturities                              331,524
                                                                 -----------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,577,744 shares issued and outstanding          12,058
    Additional paid-in capital                                    1,034,155
    Accumulated deficit                                          (1,417,516)
                                                                 -----------
      Total stockholders' equity                                   (371,303)
                                                                 -----------

      Total liabilities and stockholders' equity               $    972,015
                                                                 ===========





                            See accompanying notes.

NELX, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    FIVE MONTHS ENDED MAY 31,      YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                       2001            2000            2000           1999
                                                                 -------------   --------------  -------------  --------------
                                                                                    (UNAUDITED)
REVENUE                                                         $     109,384       $  116,646    $   269,392    $    305,323
                                                                  ------------       ----------      ---------      ----------

EXPENSES

    General and administrative                                        257,589          151,004        389,906         378,830
    Costs attributable to unconsummated acquisitions                   36,085           14,866        221,105               -
    Acquisition related expenses                                       58,245                -              -               -
    Mutual fund start-up costs                                         35,000                -              -               -
    Interest                                                           98,637           64,921        176,342          94,903
    Depreciation and amortization                                       1,444            1,524          3,658          17,119
                                                                  ------------       ----------      ---------      ----------

      TOTAL EXPENSES                                                  487,000          232,315        791,011         490,852
                                                                  ------------       ----------      ---------      ----------

NET INCOME (LOSS)                                               $    (377,616)      $ (115,669)   $  (521,619)   $   (185,529)
                                                                  ============       ==========     ==========     ===========


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                                 $           -       $        -    $   $ (0.01)   $          -
                                                                  ============       ==========     ==========     ===========

    WEIGHTED AVERAGE SHARES OUTSTANDING:
      Shares issued former shareholders of Jacobs & Co. and FSI    74,999,987       74,999,987     74,999,987      74,999,987
      Shares deemed issued May 29, 2001 to NELX shareholders          905,518              N/A            N/A             N/A
                                                                  ------------      -----------    -----------     -----------
                                                                   75,905,505       74,999,987     74,999,987      74,999,987
                                                                  ============      ===========    ===========     ===========



                                                       See accompanying notes.

NELX, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    FIVE MONTHS ENDED MAY 31,      YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------
                                                                       2001            2000            2000           1999
                                                                 -------------   --------------  -------------  --------------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                            $  (377,616)     $  (115,669)  $   (521,619)     $ (185,529)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
         Salary imputed to shareholder                                50,000           50,000        120,000         120,000
         Depreciation and amortization                                 1,444            1,524          3,658          17,119
         Changes in operating assets and liabilities:
           Receivables                                                23,829           26,792         22,774          (4,400)
           Prepaid and other current assets                          (20,203)           1,607         (4,436)          1,196
           Accounts payable                                          (26,705)         (81,451)        39,057          62,191
           Accrued liabilities                                        57,984           53,503         26,043           8,830
                                                                  -----------       ----------     ----------      ----------
            Net cash flows from (used for) operating activities     (291,267)         (63,694)      (314,523)         19,407
                                                                  -----------       ----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired in connection with business combination          1,055,707                -              -               -
    Purchase furniture and equipment                                       -           (7,482)       (16,982)        (16,005)
                                                                  -----------       ----------     ----------      ----------
                 Net cash flows (used for) investing activities    1,055,707           (7,482)       (16,982)        (16,005)
                                                                  -----------       ----------     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible note borrowings                                      325,000          315,000        527,500          25,000
    Borrowings from NELX, Inc. prior to business combination         250,000                -              -               -
    Repayment of short-term borrowings                              (210,000)               -              -               -
    Advances from (to) shareholder, net                             (359,804)        (209,948)      (387,873)          8,827
    Short-term borrowings                                                  -                -        210,000               -
    Repayment of term notes payable                                        -          (13,991)       (19,054)        (37,354)
                                                                  -----------       ----------    -----------      ----------
           Net cash flows (used for) from financing activities         5,196           91,061        330,573          (3,527)
                                                                  -----------       ----------    -----------      ----------

NET INCREASE IN CASH                                                 769,636           19,885           (932)           (125)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                              2,250            3,182          3,182           3,307
                                                                  -----------       ----------     ----------      ----------

CASH AND EQUIVALENTS, END OF PERIOD                              $   771,886      $    23,067   $      2,250      $    3,182
                                                                  ===========       ==========     ==========      ==========


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                $    41,413      $     4,120      $ 161,140      $   94,903
    Income taxes paid                                                      -                -              -               -
    Non-cash investing and financing transactions:
      Issue 75 million shares to refinance Company                   281,829                -              -               -
      Conversion of debt to equity                                   802,500                -              -               -
      Capital contribution                                           236,277                -              -               -







                                                       See accompanying notes.

NELX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     COMMON STOCK
                              ----------------------------------------------------------------------
                              JACOBS & COMPANY FS INVESTMENTS, INC.     NELX, INC.      ADDITIONAL
                               (S CORPORATION)    (C CORPORATION)     (C CORPORATION)   PAID- IN   ACCUMULATED DEFICIT
                              ----------------   ----------------- ---------------------            ---------------
                               SHARES   AMOUNT    SHARES    AMOUNT   SHARES     AMOUNT    CAPITAL  ACQUIRORS   ACQUIREE     TOTAL
                              ---------  -----   -------  -------- -----------  ------   --------  ----------  ---------   ---------

BALANCE, DECEMBER 31, 1998         250  $ 2,500  162,820 $ 162,820           -  $    -  $ 356,680 $(2,092,947) $      - $(1,570,947)

 Salary imputed
      to shareholder                 -        -        -         -           -       -    120,000           -          -    120,000

 Distributions to
      shareholder                    -        -        -         -           -       -          -    (145,040)         -   (145,040)

 Net (loss), year ended
     December 31, 1999               -        -        -         -           -       -          -    (185,529)         -   (185,529)

                              ---------  -----   -------  -------- -----------  ------  ---------  ----------  ---------   ---------

BALANCE, DECEMBER 31, 1999         250    2,500  162,820   162,820           -       -    476,680  (2,423,516)         - (1,781,516)

 Salary imputed
     to shareholder                  -        -        -         -           -       -    120,000           -          -    120,000

 Distributions to
     shareholder                     -        -        -         -           -       -          -    (144,084)         -   (144,084)

 Net (loss), year ended
      December 31, 2000              -        -        -         -           -       -          -    (521,619)         -   (521,619)

                              ---------  -----   -------  -------- -----------  ------  ---------  ----------  ---------   ---------

BALANCE, DECEMBER 31, 2000         250    2,500  162,820   162,820           -       -    596,680  (3,089,219)         - (2,327,219)

 Salary imputed
     to shareholder                  -       -         -         -           -       -     50,000           -          -     50,000

 Conversion of debt
      to equity                      -       -    76,973    76,973           -       -    725,527           -          -    802,500

 Capital contribution                -       -         -         -           -       -    236,277           -          -    236,277

 Distributions to
      shareholder                    -       -         -         -           -       -          -     (92,781)         -    (92,781)

 Net (loss), five months
      ended May 31, 2001             -       -         -         -           -       -          -    (377,616)         -   (377,616)

 Reorganization of NELX, Inc.
      May 29, 2001                   -       -         -         -  45,577,757   4,558  7,718,353           - (6,385,375) 1,337,536

 Issuance of NELX, Inc.
   shares to Jacobs and FSI
   shareholders May 29, 2001      (250) (2,500) (239,793) (239,793) 74,999,987   7,500 (8,292,682)  2,142,100  6,385,375          -
                              ---------  -----   -------  -------- -----------  ------  ---------  ----------  ---------   ---------

BALANCE, MAY 31, 2001                -  $    -         -  $      - 120,577,744 $12,058 $1,034,155 $(1,417,516) $       -  $(371,303)
                              =========  =====   =======  ======== ===========  ======  =========  ==========  =========   =========


                                                       See accompanying notes.
                                                                 F-6

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE A - ORGANIZATION AND BUSINESS

         ORGANIZATION AND NATURE OF BUSINESS
         -----------------------------------
         NELX, INC. (the "Company" or "NELX") was incorporated in Kansas on March 25, 1983. On May 29, 2001, the Company acquired two affiliated companies located in Charleston, West Virginia: Jacobs & Company ("Jacobs") and FS Investments, Inc. ("FSI") (see below). Jacobs is a registered investment advisory and financial planning firm. FSI's principal business is placing surety bonds for clients collateralized by investment accounts managed by Jacobs. It has specialized in coal reclamation bonds in West Virginia, Kentucky and surrounding states.

         MAY 29, 2001 ACQUISITIONS AND BASIS OF PRESENTATION
         ---------------------------------------------------
         Effective May 29, 2001, the Company acquired two privately owned companies, Jacobs and FSI. In the transactions, 25 million shares of NELX common stock were issued to the shareholder of Jacobs and certain of its security holders for all of Jacobs' previously outstanding common stock and 50 million shares of NELX common stock were issued to FSI's shareholders for all of FSI's previously outstanding common stock. As a result of the acquisitions, the former Jacobs shareholder and security holders own approximately 20.7% of NELX common stock, and the former FSI shareholders own approximately 41.4% of NELX common stock.

         The acquisitions are recorded as a recapitalization effected by a reverse acquisition wherein NELX is treated as the acquiree for accounting purposes, even though it is the legal acquirer. As a result, the results of operations included in the financial statements for periods prior to May 29, 2001 are those of Jacobs and FSI.

         The   transactions   have  been   accounted  for  as  a  purchase  and,
         accordingly, the operating results of NELX have been included with Jacobs and FSI in the consolidated financial statements from the date of the acquisitions. Also, since NELX was predominantly a non-operating shell and had only limited business activities, goodwill was not recorded as a result of the acquisitions.

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Additional paid-in capital has been charged in the May 29, 2001 business combination for the accumulated deficits of NELX ($6,385,375) and Jacobs (an S corporation - $2,142,100). Accordingly, the accumulated deficit as of May 31, 2001 represents the accumulated deficit of FSI as of May 29, 2001 and the consolidated results of operations for the three days ended May 31, 2001.

         A summary of the net assets acquired from NELX on May 29, 2001 is set forth below:

             Cash and equivalents                                   $1,055,707
             Investment in undeveloped mineral lease                   116,661
             Loan to FSI prior to merger                               250,000
             Advances from director                                    (39,837)
             Accounts payable and accrued liabilities                  (45,005)
                                                                    -----------
             Net assets acquired                                    $1,337,536
                                                                    ===========

         The following unaudited pro forma consolidated results of operations for the years ended May 31, 2001 and the years ended December 2000 and 1999 assume the business combination had occurred as of January 1, 1999:

                                                         Year Ended December 31,
                                    Five Months Ended
                                         May 31, 2001        2000         1999
                                    -----------------      ---------  ----------
             Revenues                        $109,000     $ 269,000   $ 305,000
             Net income (loss)                890,000      (497,000)   (185,000)
             Net income (loss) per share     $    .01     $    (.01)  $       -
                                             ========      =========  ==========

         These amounts include the NELX sale in May 2001, of certain oil and gas properties, resulting in net proceeds and a gain on the sale of $1.3 million.

         In addition, the pro forma amounts for the year ended December 31, 2000 include, the NELX sale of an interest in a former subsidiary, Mind2Market, Inc. (formerly NELX Marketing, Inc.), resulting in net proceeds and a gain on the sale of $60,000.

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred if the acquisitions had taken place at the beginning of the periods presented and are not intended to be a projection of future results.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------
         Recently the Company incurred significant operating losses of approximately $(378,000) for the five months ended May 31, 2001, and $(522,000) and $(186,000) for the years ended December 31, 2000 and 1999, respectively, and as of May 31, 2001 has a $(169,000) working capital deficit and a $(371,000) stockholders' deficit. Management intends to continue with steps it has taken to improve cash flow through operations and pursuit of viable joint venture opportunities. However, recognizing the potential for future cash flow needs, management has made arrangements with a shareholder for a $500,000 credit line through June 30, 2002 (Note J) and believes this will be sufficient to fund operations through May 31, 2002. Management may also seek to raise additional funds through private placements of stock or short-term borrowings. However, the Company cannot be certain that it will be able to obtain such funds.

         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         ---------------------------
         The consolidated financial statements include the accounts of NELX, Inc. and its majority owned subsidiaries after the elimination of intercompany transactions.

         USE OF ESTIMATES
         ----------------
         Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are valuation of deferred tax benefits. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------
         In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 141, Business
         Combinations, ("SFAS No. 141"). SFAS No. 141 addresses financial reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. While the pronouncement is not effective for business combinations occurring prior to July 1, 2001, the Company has followed the purchase method of accounting for the May 29, 2001 business combination.

         Concurrently with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB opinion No. 17, Intangible Assets. The Provisions of SFAS No. 142 are effective December 31, 2001. As discussed in Note A, because the May 29, 2001 business combination is a recapitalization effected by reverse acquisitions, recognition of goodwill is inappropriate and management does not believe SFAS No. 142 applies to this business combination.

         In March 2000, the FASB issued Financial Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion 25. Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management does not believe that the adoption of Interpretation No. 44 will have any impact on its financial position or results of operations.

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In March 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-2, Accounting for Web Site Development Costs. EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. Management does not believe that the adoption of EITF 00-2 will have a material impact on the Company's financial position or results of operations.

         In December 1999, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. The SAB summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 (as amended by SFAS No. 137) requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

         REVENUE RECOGNITION
         -------------------
         Fees for investment advisory services are based on an agreed percentage of the value of client assets under management and are accrued based on the market value of client assets on the accrual date. Commissions for surety bond services are based on a percentage of premiums charged for bonds placed with insurance companies, and is recorded upon the issuance or effective renewal date of the bonds. The Company is not responsible for any significant continuing services subsequent to the issuance or renewal of bonds.

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------
         Management believes that substantially all accounts receivable are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

         LONG-LIVED ASSETS
         -----------------
         When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

         INVESTMENT IN UNDEVELOPED MINERAL LEASE
         ---------------------------------------
         The Company's investment in an Arkansas mineral spring lease was acquired in the May 29, 2001 merger and is recorded at cost, which is amortized using the straight-line method over the remaining lease term ending October 28, 2026 (including options to extend). The property is presently not being actively explored or developed and management is engaged in evaluating the lease. In the event that costs are not supported by independently determined sources, it is possible a downward adjustment of its carrying cost may be required.

         The Company is obligated under the lease agreement for monthly payments of approximately $150 through October 2006, with options to extend the lease for two additional ten-year terms. The Company has the right to cancel the lease upon sixty days written notice.

         FURNITURE AND EQUIPMENT
         -----------------------
         Furniture and equipment is recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property and equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the double-declining balance method, which approximates estimated economic depreciation. Depreciation expense charged to operations was $1,444 and $1,524 for the five months ended May 31, 2001 and 2000, and $3,658 and $17,119 for the years ended December 31, 2000 and 1999, respectively.

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INCOME TAXES
         ------------
         The Company uses the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note D).

         STATEMENT OF CASH FLOWS
         -----------------------
         Cash and cash equivalents include cash and short-term investments with original maturities of three months or less (including money market investment funds with immediate availability).

         EARNINGS (LOSS) PER SHARE
         -------------------------
         Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of convertible debt, stock options and warrants. In periods of net loss, there are no diluted earnings per share since the result would be anti-dilutive.

         Common shares issued to the shareholders and security holders of Jacobs and FSI in the May 29, 2001 acquisitions are considered outstanding for all periods presented. Shares attributable to NELX shareholders prior to the acquisitions of Jacobs and FSI are considered outstanding beginning May 29, 2001.

         RECLASSIFICATIONS
         -----------------
         Certain reclassifications have been made for consistent presentation.

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE C - NOTES PAYABLE
         Notes payable consist of the following as of May 31, 2001:

              Note payable to officer dated May 29, 2001, interest approximately 14.5%,
              unsecured, and paid in June 2001                                                               $ 434,626

              Note  payable  to  officer  dated  May  29,  2001,  with  interest approximating  9.34%,  unsecured,  average  monthly  interest  and principal of $17,428  payable  monthly in fiscal 2002 and reducing
              thereafter with a final payment due April 29, 2006                                               418,625

              Note  payable  to  officer  dated  May  29,  2001,  12%  interest, unsecured,  interest and principal of $5,000 payable monthly, with
              a final payment due November 29, 2002                                                             81,375

              Advances from director,  non-interest bearing,  unsecured,  due on
              demand.                                                                                           39,837

              Note payable dated  May 1, 2000,   with interest floating with the
              prime  rate   and  adjusted  quarterly,  unsecured,  interest  and
              principal  approximating  $985   payable  monthly,   with a  final
              payment on May 1, 2006                                                                            50,000

              Note payable  dated  October 21, 1999,  10%  interest,  unsecured, interest  and  principal  of $531  payable  monthly,  with a final
              payment on May 1, 2006                                                                            25,000
                                                                                                             ----------
                   Total                                                                                     1,049,463

                   Current maturities                                                                         (717,939)
                                                                                                             ----------

                   Long-term maturities                                                                      $ 331,524
                                                                                                             ==========

         Future maturities of notes payable as of May 31, 2001 are as follows:

                                                                                2002                         $ 717,939
                                                                                2003                           170,397
                                                                                2004                           103,348
                                                                                2005                            29,200
                                                                                2006                            28,579


         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE D - INCOME TAXES
         Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carryforward benefits, reduced by valuation allowance for future benefit amounts not expected to be realized by the Company. A tax benefit has not been reported in the accompanying financial statements for the operating loss carried forward because the Company is uncertain as to the likelihood of utilization.

         At May 31, 2001, the Company's net deferred income tax asset is comprised of the following:

          Net  operating  loss  benefit carryforward        $   939,000
          Valuation allowance for the deferred tax asset       (939,000)
                                                            ------------
          Net deferred income tax asset                     $         -
                                                            ============

          As of May 31, 2001, the Company had operating loss carryforwards of approximately $6,000,000, a decrease in fiscal 2001 of $73,000. The operating loss carryforward expires beginning in 2010. As a result of the ownership change resulting from the acquisitions of FSI and Jacobs, the utilization of operating loss carryforwards will be substantially limited in future periods.

         NOTE E - STOCKHOLDERS' EQUITY

         OFFICER SALARY
         --------------
         During the periods presented, salary of $10,000 per month was imputed for the services of the principal officer of the Company.

         CONVERSION OF DEBT TO EQUITY
         ----------------------------
         During May 2001, debt totaling $802,500 was converted to 76,973 shares of FSI stock in conjunction with the acquisition by NELX. Of the convertible notes, $325,000 was issued during 2001. The notes accrued interest at the prime rate.

         CAPITAL CONTRIBUTION
         --------------------
         In conjunction with the acquisition by NELX, a net capital contribution of $236,277 resulted from the relinquishment of debt owed the shareholders of Jacobs and FSI in connection with the business combination with NELX.

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE F - COMMITMENTS AND CONTINGENCY

         UNCONSUMMATED BUSINESS ACQUISITIONS
         -----------------------------------
         During 2000, the Company's subsidiary, FSI, pursued acquisition targets in Kentucky and Ohio. Both transactions were not consummated, and accordingly, all related costs have been expensed, approximately $257,000.

         Prior to closing the Kentucky transaction, the sellers refused to go forward with the transaction. FSI has brought a cause of action in the United States District Court for the Eastern District of Kentucky for breach of contract seeking damages. The defendant has filed a counterclaim against FSI for fraud in the inducement, which FSI has denied and intends to vigorously defend. This civil action is presently in the early stages of discovery. Litigation is subject to many uncertainties and the outcome of this dispute cannot be predicted with any certainty.

         LEASE COMMITMENTS
         -----------------
         The Company is obligated under a lease agreement for a Charleston office suite through July 2002, currently at $2,124 per month; it also leases certain office equipment with combined monthly payments of $663. Rental expense was approximately $13,000 and $12,000, for the five months ended May 31, 2001 and 2000 and $30,000 and $32,000, for the years ended December 31, 2000 and 1999, respectively. Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2001 are:

                                   2002     $20,699
                                   2003      10,079
                                   2004       7,955
                                   2005       7,955
                                   2006       6,448

         NOTE G - FINANCIAL INSTRUMENTS

         FAIR VALUE
         ----------
         The carrying amount reported in the balance sheet for cash, receivables, prepaid expenses, notes payable, accounts payable and accrued liabilities approximates fair value because of the immediate or relatively short-term maturity of these financial instruments.

         The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgment

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

         CONCENTRATION OF CREDIT RISK
         ----------------------------
         Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentration of credit risk regardless of the degree of such risk. The Company transacts the majority of its business with two financial institutions, one for commercial banking services and the other for brokerage and custodial services.
         Periodically, the amount on deposit in the financial institution providing commercial banking services exceeds the $100,000 federally insured limit. Management believes that this financial institution is financially sound. With respect to the financial institution providing brokerage and custodial services, amounts on deposit are invested in money market funds comprised of short-term U.S. government securities.

         NOTE H - SEGMENT REPORTING

         The Company has two reportable segments, investment advisory services and surety bond brokerage. The following table presents revenue and other financial information by industry segment.

         Industry Segment                                 Five Months Ended May 31,               Year Ended December 31,
         ----------------                                 -------------------------               -----------------------
                                                           2001                2000                  2000             1999
                                                           ----                ----                  ----             ----

         REVENUES:
          Investment advisory                          $   105,815          $  113,965            $  257,245        $ 297,140
          Surety bond brokerage                              3,569               2,681                12,089            8,183
                                                        -----------          ---------             ---------         ---------
          Total revenues                               $   109,384          $  116,646            $  269,392        $ 305,323
                                                        ===========          =========             =========         =========

         OPERATING INCOME:
          Investment advisory                          $  (160,121)         $  (39,676)           $ (120,332)       $ (50,966)
          Surety bond brokerage                           (217,495)            (75,993)             (401,287)        (134,563)
                                                        -----------          ----------             ---------        ---------
          Total operating income                       $  (377,616)         $ (115,669)           $ (521,619)       $(185,529)
                                                        ===========          ==========             =========        =========

         IDENTIFIABLE ASSETS:
          Investment advisory                          $   163,587          $   55,731            $   85,388        $  79,385
          Surety bond brokerage                            116,830              38,447                 5,397           17,249
          Unallocated corporate                            691,598             123,179               146,236           51,602
                                                        -----------          ----------             ---------        ---------
          TOTAL ASSETS                                 $   972,015          $  217,357            $  237,021        $ 148,236
                                                        ===========          ==========             =========        =========

         NELX, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE I - COMPREHENSIVE INCOME

         There are no adjustments necessary to net income as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

         NOTE J - EVENTS SUBSEQUENT TO MAY 31, 2001 (UNAUDITED)

         In June 2001, the Company announced the launch of the Jacobs & Company Mutual Fund, of which Jacobs & Company is the investment advisor.

         On September 1, 2001, the Company obtained a $500,000 loan commitment through June 30, 2002 from a private West Virginia corporation that is also a shareholder of the Company. Interest on the loan is at one-percent above the lending corporation's borrowing rate.

Item 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the two most recent calendar years and the five-month period ended May 31, 2001, there have been no disagreements with the independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9.           DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
                  PERSONS; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, their ages and positions are as follows:

                                              Company
    Name                   Age                Position
    ----                   ---              ------------

John M. Jacobs             47               President &
                                             Director

Robert L. Neal             45               Chief Financial
                                             Officer & Secretary

Charles L. Stout           51               Director


JOHN M. JACOBS

Mr. Jacobs is a SEC registered investment advisor, Certified Public Accountant, and is licensed as a property and casualty insurance agent in twelve (12) states. For the past five years, Mr. Jacobs has served as a Director and President of both Jacobs & Company and FS Investments, Inc. Prior to establishing his investment advisory business in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients, many of whom were and are in the coal industry. Mr. Jacobs has served as a director and President of NELX Inc. since May 2001.

ROBERT L. NEAL

Mr. Neal is a Certified Public Accountant who has over 20 years experience in public accounting and private industry. Prior to joining Jacobs & Company and FS Investments, Inc. in June 2000, for the previous eleven years, Mr. Neal held positions of Vice-President, Executive Vice-President and President of Merchants National Bank (now City National Bank of WV), a community bank with assets of approximately $100 million located in Montgomery, WV. Previously, Mr. Neal had over nine years experience with the Charleston, WV office of Ernst & Young (formerly Ernst & Whinney). Mr. Neal has served as Secretary of NELX, Inc. since May 2001.

CHARLES L. STOUT

Mr. Stout obtained a B.S. in Mechanical Engineering Technology from Fairmont State College. He has post graduate study at West Virginia University. He is President and Director of Applied Mechanics Corporation that he founded in 1983, a West Virginia oil and gas producer. From 1984 to present, he has been President of Appalachian Labor and Economic Development Corps., Ltd. He also is owner of Applied Machining, Inc., a tool and die shop. Mr. Stout was President of NELX, Inc. from October 1997 until May 2001.

In connection with the acquisitions of FSI and Jacobs & Company, the Company agreed to nominate for election as directors of the Company Frederick E. Ferguson and C. David Thomas. The Company intends to nominate Mr. Ferguson and Mr. Thomas for election as directors at the next annual meeting of the shareholders of the Company.

FREDERICK E. FERGUSON

Mr. Ferguson is retired coal operator who has a diverse experience with respect to the coal industry. Prior to owning his own company, Mr. Ferguson began the first half of his career as a state and federal mine inspector. During the later half of his career, Mr. Ferguson owned his own coal company and was involved in all facets of mining production. He has served as a Director of FS Investments, Inc. since its inception in December 1997.

C. DAVID THOMAS

Mr. Thomas is a licensed resident insurance agent in West Virginia and holds non-resident agent licenses in several other states. Mr. Thomas began his surety career in 1976 with United States Fidelity and Guaranty Company and served as the surety underwriter in the Charleston, WV branch office until 1979. At that time he joined George Friedlander & Company, a regional insurance agency based in Charleston, WV, where he presently serves as Vice President and Manager of the Surety Department. Mr. Thomas is a shareholder and Director of George Friedlander & Company. Mr. Thomas has served as a Director of FS Investments, Inc. since its inception in December 1997.

Mr. Kenneth L. Curry, President and a director of Square Roots Inc., and who was appointed as a director in July 2000, resigned this position in January 2001 upon NELX's decision to terminate its acquisition of Square Roots Inc. Denis Iler, who served as a director and Secretary of NELX, resigned as director and Secretary in May 2001 to pursue other business interests.

There are no family relationships among any of the Company's directors and executive officers.

During the past five years, there have been no filings of petitions under federal bankruptcy laws, or any state insolvency laws, by or against any business of which any director or executive officer of the Company was a general partner or executive officer at the time or within two years before the time of such filing.

During the past five years, no director or executive officer of the Company has been convicted in a criminal proceeding or been subject to a pending criminal proceeding.

During the past five years, no director or executive officer of the Company has been the subject of any order, judgement, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

During the past five years, no director or executive officer of the Company has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Item 10.          EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the calendar years ended December 31, 1998, December 31, 1999 and December 31, 2000 to the Chief Executive Officer of the Company ("the Named Executive Officer"). Other than the Chief Executive Officer, no executive officer of the Company received total compensation from the Company in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION
                                       -------------------
                                                                  Other
          Name and                                                Annual
     Principal Position     Year     Salary ($)   Bonus ($)   Compensation ($)
     ------------------     ----     ----------   ---------   ----------------
John M. Jacobs (1)          2000     $    5,000    $      -     $      147,656
Chief Executive Officer     1999          9,500           -            150,137
                            1998              -           -            135,011
--------------------------------------------------------------------------------
Charles L. Stout (2)        2000     $        -    $      -     $            -
Chief Executive Officer     1999              -           -                  -
                            1998              -           -                  -
--------------------------------------------------------------------------------

(1) Mr. Jacobs was appointed Chief Executive Officer of NELX in May 2001 and the amounts reported represent compensation paid to Mr. Jacobs as Chief Executive Officer of Jacobs & Co. and FSI during the calendar years 2000, 1999, and 1998. Other annual compensation for Mr. Jacobs represents distributions made to or on behalf of Mr. Jacobs by Jacobs & Company as a small business corporation electing to be taxed under Subchapter S of the Internal Revenue Code.

(2)  Mr. Stout resigned as Chief Executive Officer of NELX in May 2001.

The Company had no long term incentive compensation plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2000, 1999 or 1998 calendar years.

There were no cash payments or other compensation paid or set aside directly or indirectly to or for the benefit of any director of the Company for the 2000, 1999 or 1998 calendar years. There are no standard or other arrangements in effect for the compensation of directors of the Company.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of August 31, 2001 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

 Name and Address of                  Amount and Nature of            Percent of
 Beneficial Ownership                 Beneficial Ownership (1)        Class (2)
 --------------------                 ------------------------        ----------

 John M. Jacobs
 300 Summers Street, Suite 970
 Charleston, WV  25351                  13,852,460 (3)                     11.5%

 Charles L. Stout and
 Marilyn Stout
 Route 1, Box 41J
 Bridgeport, WV  26330                  13,025,000 (4)                     10.8%

 William D. Jones and
 Cynthia B. Jones
 513 Georgia Avenue
 Chattanooga, TN  37403                  9,060,000                          7.5%

 ALL EXECUTIVE OFFICERS
 AND DIRECTORS AS A GROUP               26,877,460                         22.3%


(1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 11, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Based on 120,577,744 shares of common stock issued and outstanding as of September 11, 2001.

(3)  Includes  12,233,044  shares  of  common  stock  are held in the name of FS
     Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP.

(4)  Includes  25,000  shares  are  held  in  the  name  of  Applied   Mechanics
     Corporation of which Charles L. Stout is President and a director.

There are no outstanding arrangements that may result in a change in control of the Company.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As  described  in Item 6.  Management's  Discussion  and  Analysis of  Financial
Condition and Results of Operations, the Company previously acquired for a nominal amount all the right, title and interest in certain oil and gas properties located in Roane County, West Virginia from Applied Mechanics Corporation ("AMC"), a company affiliated with a principal shareholder and director of the Company (Charles L. Stout). In connection with the sale of the properties in May 2001 to an unrelated third-party, AMC was appointed as agent to represent the Company and received a fee of $150,000 for its role in bringing a successful conclusion to the sale and transfer of the properties which netted the Company proceeds of $1.3 million.

For calendar years 1999 and 2000, and the five-month period ended May 31, 2001, the Company's operating expenses were partially funded by advances from its principal shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties. Interest expense on such obligations amounted to $84,257 in calendar year 1999, $135,358 in calendar year 2000, and $61,097 for the five-month period ended May 31, 2001.

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as a part of this Annual Report.

EXHIBIT NUMBER                                                           PAGE
--------------                                                           ----

2.1 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
       FSI Acquisition Corp. and FS Investments, Inc. (1)

2.2 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
       J&C Acquisition Corp. and Jacobs & Company (1)

       Company's plan of acquisition, reorganization, arrangement, liquidation or succession


3.1    Company's Articles of Incorporation (2)
3.2    Company's By-laws (2)


21     Subsidiaries of Company                                           E-1

     (1) incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2001.

     (2) incorporated by reference to the Company's Registration Statement on Form 10.

(b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     1. On May 21, 2001 NELX announced the successful consummation of the sale of the Roane County, West Virginia oil field.

     2. On May 29, 2001 NELX announced that agreements had been reached with FS Investments, Inc. and Jacobs & Company for the acquisition of such companies.

     3. On June 4, 2001 NELX announced the consummation of the acquisitions of FS Investments, Inc. and Jacobs & Company as of May 29, 2001; the resignation of Denis R. Iler as an officer and director; the appointment of John M. Jacobs to the board of directors; and the election of John M. Jacobs as President and CEO of the Company.

     4. On August 8, 2001 NELX filed an amendment to its Current Report on Form 8-K dated June 4, 2001 to amend and restate Item 7 of the original Form 8-K to include the following financial statements for FS Investments, Inc. and Jacobs & Company and pro forma financial information.

          a) Audited consolidated financial statements for FS Investments, Inc. as of December 31, 2000 and for the two years then ended.

          b) Audited financial statements for Jacobs & Company as of December 31, 2000 and for the two years then ended.

          c) Unaudited consolidated financial statements for FS Investment, Inc. as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000.

          d) Unaudited financial statements for Jacobs & Company as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000.

          e) Unaudited pro forma combined condensed financial statements as of May 28, 2001 and for the year then ended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  NELX, INC.
                                  (Registrant)


Dated: September 13, 2001         By: /s/John M. Jacobs
     ---------------------            --------------------------
                                        John M. Jacobs
                                        President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2001         By: /s/John M. Jacobs
     ---------------------            --------------------------
                                        John M. Jacobs
                                        President and Director


Dated: September 13, 2001         By: /s/Robert L. Neal
     ---------------------            --------------------------
                                        Robert L. Neal
                                        Chief Financial Officer and Secretary


Dated: September 13, 2001         By: /s/Charles L. Stout
     ---------------------            --------------------------
                                        Charles L. Stout
                                        Director