Form 10QSB
period 2001-08-31
NELX INC
filed 2001-10-22
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001


                                   NELX, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

======================================== ===================================== =====================================
                KANSAS                                 0-21210                              84-092235
                ------                                 -------                              ---------
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================

               300 Summers Street, Suite 970, Charleston WV 25301
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (304) 343-8171
                                                           --------------



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                120,577,744 common shares as of October 19, 2001

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are included herein in response to Item 1:

                                                                           Page
                                                                           ----
                  FINANCIAL STATEMENTS (UNAUDITED)
                  --------------------------------
                  Consolidated Condensed Balance Sheet                      F-1
                  Consolidated Condensed Statement of Operations            F-2
                  Consolidated Condensed Statement of Cash Flows            F-3
                  Notes to Consolidated Condensed Financial Statements      F-4

NELX, INC.

CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
ASSETS                                                                        August 31, 2001   May 31, 2001
                                                                              ---------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                                                    $  135,938      $   771,886
    Receivables                                                                      44,520           42,857
    Prepaid and other                                                                15,622           27,866
                                                                                 -----------     ------------
      TOTAL CURRENT ASSETS                                                          196,080          842,609
                                                                                 -----------     ------------

INVESTMENT IN UNDEVELOPED MINERAL LEASE                                             116,661          116,661
                                                                                 -----------     ------------
FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $71,190 and $69,990 respectively              13,611           12,745
                                                                                 -----------     ------------

      TOTAL ASSETS                                                               $   326,352     $   972,015
                                                                                 ===========     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                                          $   253,730     $   717,939
    Accounts payable                                                                 248,164         163,522
    Accrued other expenses                                                            88,969          27,850
    Other current liabilities                                                         12,908          19,307
    Accrued income taxes                                                              10,750          10,750
    Accrued interest payable                                                           3,440          72,426
                                                                                 ------------    ------------
      TOTAL CURRENT LIABILITIES                                                      617,961       1,011,794
                                                                                 ------------    ------------

NOTES PAYABLE, LESS CURRENT MATURITIES                                               255,631         331,524
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,577,744 shares issued and outstanding                           12,058          12,058
    Additional paid-in capital                                                     1,034,155       1,034,155
    Accumulated deficit                                                           (1,593,453)     (1,417,516)
                                                                                  -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                                                    (547,240)       (371,303)
                                                                                  -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  326,352      $  972,015
                                                                                  ===========    ============

                            See accompanying notes.
                                      F-1

NELX, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                THREE MONTHS ENDED AUGUST 31,
                                                                              -------------------------------
                                                                                   2001             2000
                                                                              ---------------   -------------
REVENUE                                                                       $       97,135    $     68,244
                                                                              ---------------   -------------
EXPENSES
    General and administrative                                                       240,686          96,061
    Costs attributable to unconsummated acquisition                                   42,883          50,285
    Interest                                                                          15,717          44,072
    Depreciation and amortization                                                      1,200             915
                                                                              ---------------   -------------
      TOTAL EXPENSES                                                                 300,486         191,333
                                                                              ---------------   -------------

OTHER INCOME                                                                          27,414               -
                                                                              ---------------   -------------

NET INCOME (LOSS)                                                             $     (175,937)   $   (123,089)
                                                                              ===============   =============

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                                               $            -    $          -
                                                                              ===============   =============
    WEIGHTED AVERAGE SHARES OUTSTANDING                                          120,577,744      74,999,987
                                                                              ===============   =============




                            See accompanying notes.
                                      F-2

NELX, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED AUGUST 31,
                                                                              -------------------------------
                                                                                   2001             2000
                                                                              ---------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $     (175,937)   $   (123,089)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
         Salary imputed to shareholder                                                     -          30,000
         Depreciation and amortization                                                 1,200             915
         Cancellation of accounts payable per settlement agreement                   (24,255)              -
         Changes in operating assets and liabilities:
           Receivables                                                                (1,663)          6,616
           Prepaid and other current assets                                           12,245           1,433
           Accounts payable                                                          108,896          88,300
           Accrued expenses and other liabilities                                    (14,267)         40,489
                                                                              ---------------   -------------
               Net cash flows from (used for) operating activities                   (93,781)         44,664
                                                                              ---------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase furniture and equipment                                                  (2,066)         (6,361)
                                                                              ---------------   -------------
               Net cash flows (used for) investing activities                         (2,066)         (6,361)
                                                                              ---------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible note borrowings                                                            -         112,500
    Repayment of short-term borrowings                                              (434,626)              -
    Advances from (to) shareholder, net                                                    -        (203,758)
    Short-term borrowings                                                                  -          40,000
    Repayment of term notes payable                                                 (105,475)         (5,063)
                                                                              ---------------   -------------

               Net cash flows (used for) from financing activies                    (540,101)        (56,321)
                                                                              ---------------   -------------

NET DECREASE IN CASH                                                                (635,948)        (18,018)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            771,886          23,066
                                                                              ---------------   -------------
CASH AND EQUIVALENTS, END OF PERIOD                                           $      135,938    $      5,048
                                                                              ==============    =============


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                             $       84,704    $      7,159
    Income taxes paid                                                                      -               -


                            See accompanying notes.
                                      F-3

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended August 31, 2001, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2002. For further information, refer to the Company's audited financial statements and footnotes thereto included in
Item 7. of Form 10-KSB filed by NELX, Inc. on September 13, 2001.

The Condensed Consolidated Statements of Operations and Cash Flows for the three months ended August 31, 2000 have been restated to reflect the May 29, 2001 reverse acquisition wherein NELX is treated as the acquiree for accounting purposes, even though it is the legal acquirer as further described in Form 10-KSB.

Note B - Notes Payable

In the three month period ended August 31, 2001, a short-term note payable to officer in the amount of $434,626 was repaid in full. Another note payable to officer in the original amount of $81,375 was curtailed by $54,279 leaving a balance of $27,095. Such note has been reclassified as short-term debt as of August 31, 2001. Other term notes have been curtailed in accordance with their scheduled repayments, with such principal repayments amounting to $51,196.

Note C -- Unconsummated Business Acquisition

During 2000, the Company's subsidiary, FS Investments, Inc. ("FSI"), negotiated the acquisition of a company located in Kentucky. The acquisition was not consummated due to the sellers' refusal to go forward with the transaction. FSI has brought a cause of action in the United States District Court for the Eastern District of Kentucky for breach of contract seeking damages. The defendant has filed a counterclaim against FSI for fraud in the inducement, which FSI has denied and intends to vigorously defend. This civil action is presently in the early stages of discovery. Litigation is subject to many uncertainties and the outcome of this dispute cannot be predicted with any certainty.

Note D - Reclassifications

Certain reclassifications have been made for consistent presentation.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2001
----------------------------------------------------------------------

The Company experienced a loss for the three-month period ended August 31, 2001 in the amount of $175,937 as compared with a loss of $123,089 for the corresponding period ended August 31, 2000. Although revenues for the corresponding periods reflect strong growth, the Company's operating expenses have also increased as the infrastructure to support increased growth has been put into place, in addition to certain other expenses attributable to the Company's pursuit of legal action with regard to an unconsummated acquisition target.

Revenues for the three-month period ended August 31, 2001 were $97,135 versus for $68,244 for the corresponding period ended August 31, 2000 representing a 42.3% increase. This increase is comprised of an 18.3% increase in revenues attributable to the investment management segment and an over three-fold increase in revenues attributable to the surety segment of the business.

Quarterly revenues from the investment management segment were $72,604 for the three-month period ended August 31, 2001 versus $61,393 for the same period in the previous year, an increase of $ 11,211. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. For the preceding three-month period ended May 31, 2001, such revenues amounted to $65,043.

Quarterly revenues from the surety segment were $24,531 for the three-month period ended August 31, 2001 versus $6,851 for the same period in the previous year, an increase of $17,680. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended August 31, 2001 were $300,486 as compared with $191,333 for the comparable period ended August 31, 2000, an increase of $109,153. The majority of the increase ($144,625) occurred in general and administrative cost and can be attributed to several factors that are discussed below.

In June 2001, the Jacobs & Company Mutual Fund (the "Fund") was launched. Jacobs & Company, a wholly owned subsidiary of NELX, is the Fund's investment advisor. The Fund was launched to provide a vehicle for capturing investment management business that, in years past has been referred to other investment advisors due to account size not being large enough to provide proper diversification. While the Fund is responsible for its own operating expenses, Jacobs & Company, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Incidental to the start-up of the Fund, approximately $25,700 of expenses has been absorbed during the three-month period ended August 31, 2001. In October 2001, the size of the Fund reached sufficient levels to substantially alleviate the need to absorb such operating costs on an on-going basis. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, such costs absorbed by the Company are reimbursable initially for a period of up to seven years.

As compared with the corresponding period of the previous year, the Company incurred additional expense of approximately $27,000 for the three-month period ended August 31, 2001 attributable to accounting, legal and other acquisition related expense. Of this increase, approximately $10,000 can be attributed to its recent acquisition of Jacobs & Company ("Jacobs & Co.") and FS Investments, Inc. ("FSI") and will not be recurring expense.

Increases of other general and administrative costs are attributable to increased salaries, benefits and related costs, increased market research and support services, increased production costs in the nature of travel, marketing and promotion, as well as a general increase in office costs attributable to the increase in business.

Other operating expenses include costs attributable to the unconsummated acquisition of Van-American Insurance Company (see Item 3. Legal Proceedings of the Registrant's Form 10-KSB for the fiscal year ended May 31, 2001). Expenses for the three-month period ended August 31, 2001 include the on-going costs of the legal action being pursued as contrasted with the corresponding period of the previous year, which include costs attributable to due diligence efforts in anticipation of the targeted acquisition.

Interest expense for the three-month period ended August 31, 2001 was $15,717 as compared with $44,072 for the corresponding period ended August 31, 2000. The decrease in interest expense is attributable to the restructuring of the Company's short and long-term indebtedness in connection with its acquisition of Jacobs & Co. and FSI.

Other income of $27,414 for the period ended August 31, 2001 is comprised of the cancellation of a trade account payable in the amount of $24,255 pursuant to a settlement agreement first reached in May 1998 but not consummated until June 2001, and interest income in the amount of $3,159.

FUTURE DIRECTION OF COMPANY
---------------------------

The Company continues to focus its efforts on the expansion of the ongoing business activities of FSI and Jacobs & Co., namely insurance (surety) and investment management and advisory services, often directed to participants in the coal, oil, and gas industries.

Opportunities   for  increased   business  in  the  surety   markets   utilizing
collateralized bonding programs remain very promising as traditional surety programs continue to experience significant problems, leading to withdrawals of competitors from the marketplace. Opportunities also exist for the generation of income from consulting services in relation to the Company's surety business.

Additionally, recent conditions in the financial markets have resulted in a renewed focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Co. for its clients. In addition to growing the number of private clients, the launch of the Jacobs & Company Mutual Fund (which mirrors investment strategies of Jacobs & Co.'s private client account) holds much promise for capturing additional investment management business. Additionally, the mutual fund provides an ideal vehicle for the collateralized surety bonding programs offered by FSI through its subsidiary Triangle Surety Agency, Inc. Management continues to believe this segment of its business holds much promise for growth as is reflected in the growth in revenues discussed above.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Management is optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict. As of August 31, 2001, a deficiency in working capital exists as the Company's current liabilities exceeds its current assets by approximately $422,000. The Company has arranged for the availability of a $500,000 line of credit from a shareholder through June 30, 2002 to be available when, as and if needed to fund any liquidity deficiencies. Management may seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. Based on preliminary discussions with several individuals and institutions, management believes that opportunities for such private placements exists, although the Company can not be certain that it will be able to obtain such funds.

                           PART II - OTHER INFORMATION

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NELX, Inc.
                                       (Registrant)

Dated:  October 22, 2001           BY:/s/  John M. Jacobs
        ----------------              ----------------------------
                                           John M. Jacobs
                                           President and Director

Dated:  October 22, 2001           BY:/s/  Robert L. Neal
        ----------------              ----------------------------
                                           Robert L. Neal
                                           Chief Financial Officer and Secretary