Form 10QSB
period 2001-11-30
NELX INC
filed 2002-01-14
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001


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

                120,577,744 common shares as of January 11, 2002

                         PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:

                                                                          PAGE
                                                                          ----
      FINANCIAL STATEMENTS (UNAUDITED)
      ----------------------------------
      Consolidated Condensed Balance Sheet                                 F-1
      Consolidated Condensed Statement of Operations                       F-2
      Consolidated Condensed Statement of Cash Flows                       F-3
      Notes to Consolidated Condensed Financial Statements                 F-4

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                                                                                     November 30, 2001     May 31, 2001
                                                                                     -----------------     ------------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                        $        42,896       $     771,886
    Receivables                                                                               49,090              42,857
    Prepaid and other                                                                         17,827              27,866
                                                                                     ----------------      --------------
      TOTAL CURRENT ASSETS                                                                   109,813             842,609
                                                                                     ----------------      --------------

INVESTMENT IN UNDEVELOPED MINERAL LEASE                                                      116,661             116,661
                                                                                     ----------------      --------------

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $72,390 and $69,990, respectively                      13,556              12,745
                                                                                     ----------------      --------------


      TOTAL ASSETS                                                                   $     $ 240,030       $     972,015
                                                                                     ================      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Demand and short-term notes payable                                              $       281,086       $     474,463
    Current maturities of term notes payable                                                 207,548             243,476
    Accounts payable                                                                         196,897             163,522
    Accrued other expenses                                                                   143,476              27,850
    Other current liabilities                                                                 13,321              19,307
    Accrued income taxes                                                                      10,750              10,750
    Accrued interest payable                                                                   5,729              72,426
                                                                                     ----------------      --------------
      TOTAL CURRENT LIABILITIES                                                              858,807           1,011,794
                                                                                     ----------------      --------------

NOTES PAYABLE, LESS CURRENT MATURITIES                                                       183,714             331,524
                                                                                     ----------------      --------------

STOCKHOLDERS' EQUITY

    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,577,744 shares issued and outstanding                                   12,058              12,058
    Additional paid-in capital                                                             1,034,155           1,034,155
    Accumulated deficit                                                                   (1,848,704)         (1,417,516)
                                                                                     ----------------      --------------
      TOTAL STOCKHOLDERS' EQUITY                                                            (802,491)           (371,303)
                                                                                     ----------------      --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       240,030       $     972,015
                                                                                     ================      ==============


                                                  See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                Three Months Ended November 30,       Six Months Ended November 30,
                                             ------------------------------------  ------------------------------------
                                                   2001               2000               2001               2000
                                             -----------------  -----------------  -----------------  -----------------
REVENUE                                      $        83,882    $        65,573    $       181,017    $       133,817
                                             ----------------   ----------------   ----------------   -----------------

EXPENSES
     General and administrative                      271,671             95,400            512,357            191,461
     Costs attributable to unconsummated
       acquisitions                                   53,823             98,329             96,706            148,614
     Interest                                         12,624             48,381             28,341             92,453
     Depreciation and amortization                     1,200                914              2,400              1,829
                                             ----------------   ----------------   ----------------   -----------------

      TOTAL EXPENSES                                 339,318            243,024            639,804            434,357
                                             ----------------   ----------------   ----------------   -----------------

OTHER INCOME                                             186                  -             27,600                  -
                                             ----------------   ----------------   ----------------   -----------------

                                             $      (255,250)   $      (177,451)   $      (431,187)   $      (300,540)
NET INCOME (LOSS)                            ================   ================   ================   =================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

 NET INCOME (LOSS) PER SHARE                 $             -    $             -    $            -     $             -
                                             ================   ================   ================   =================


 WEIGHTED AVERAGE SHARES OUTSTANDING             120,577,744         74,999,987       120,577,744          74,999,987
                                             ================   ================   ================   =================

















                                                  See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                       Three Months Ended November 30,       Six Months Ended November 30,
                                                   -----------------------------------   -------------------------------------
                                                           2001               2000               2001                2000
                                                   -----------------  -----------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                              $       (255,250)  $       (177,451)  $       (431,187)   $       (300,540)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Salary imputed to shareholder                             -             30,000                  -              60,000
        Depreciation and amortization                         1,200                914              2,400               1,829
        Cancellation of accounts payable
          per settlement agreement                                                                (24,255)
        Changes in operating assets and liabilities:
          Receivables                                        (4,569)            (5,521)            (6,233)              1,095
          Prepaid and other current assets                   (2,206)            (4,733)            10,040              (3,300)
          Accounts payable                                  (51,266)           (86,641)            57,630               1,659
          Accrued expenses and other liabilities             57,209            109,644             42,942             150,133
                                                   -----------------  -----------------  -----------------   -----------------
Net cash flows from (used) operating activities            (254,882)          (133,788)          (348,663)            (89,124)
                                                   -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                         (1,146)            (2,439)            (3,212)             (8,800)
                                                   -----------------  -----------------  -----------------   -----------------
      Net cash flows (used) investing activities             (1,146)            (2,439)            (3,212)             (8,800)
                                                   -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible note borrowings                                   -            100,000                  -             212,500
    Repayment of short-term borrowings                      (72,750)                 -           (507,376)                  -
    Advances from (to) shareholder, net                           -            (13,753)                 -            (217,511)
    Short-term borrowings                                   314,000             40,000            314,000              80,000
    Repayment of term notes payable                         (78,264)                 -           (183,739)             (5,063)
                                                   ----------------   ----------------   -----------------   -----------------

Net cash flows (used) from financing activities             162,986            126,247           (377,115)             69,926
                                                   ----------------   -----------------  -----------------   -----------------

NET INCREASE IN CASH                                        (93,042)            (9,980)          (728,990)            (27,998)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   135,938              5,050            771,886              23,068
                                                   ----------------   -----------------  -----------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD                $         42,896   $         (4,930)  $         42,896    $         (4,930)
                                                   ================   =================  =================   =================


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                  $         10,335   $         11,763   $         95,038    $         18,922
    Income taxes paid                                             -                  -                  -                   -


                                                    See accompanying notes.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2001, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2002. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed by NELX, Inc. on September 13, 2001.

The Condensed Consolidated Statements of Operations and Cash Flows for the three and six month periods ended November 30, 2000 have been restated to reflect the May 29, 2001 reverse acquisition wherein NELX is treated as the acquiree for accounting purposes, even though it is the legal acquirer as further described in Form 10-KSB.

Note B - Notes Payable

In the six month period ended November 30, 2001, notes payable to an officer in the aggregate amount of $516,001 were repaid in full. During the three-month period ended November 30, 2001 short-term demand borrowings (from an officer to Jacobs & Company, a wholly owned subsidiary) amounted to $239,000 of which $72,750 has been repaid, resulting in an unpaid balance of $166,250. An additional $75,000 was borrowed by Jacobs & Company from an unrelated third party and is payable on demand. Such notes have been classified as short-term debt as of November 30, 2001.

Note C - Litigation

During 2000, the Company's subsidiary, FS Investments, Inc. ("FSI"), negotiated for the acquisition of a company located in Kentucky. Prior to closing the transaction, the sellers refused to go forward with the transaction. FSI has brought a cause of action in the United States District Court for the Eastern District of Kentucky for breach of contract seeking damages. The defendant has filed a counterclaim against FSI for fraud in the inducement and negligent misrepresentation, which FSI denies and intends to vigorously defend. This civil action is presently in the final stages of discovery. Litigation is subject to many uncertainties and the outcome of this dispute cannot be predicted with any certainty.

Note D - Reclassifications

Certain reclassifications have been made for consistent presentation.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2001
------------------------------------------------------------------------

The Company experienced a loss for the three-month period ended November 30, 2001 in the amount of $255,250 as compared with a loss of $177,451 for the corresponding period ended November 30, 2000, and a loss of $175,937 for the previous quarter ended August 31, 2001. Although revenues for the corresponding periods reflect solid growth, the Company's operating expenses have also increased as the infrastructure to support increased growth has been put into place. In addition the Company has incurred certain other expenses attributable to a cause of action initiated by the Company arising from an unconsummated acquisition.

Revenues for the three-month period ended November 30, 2001 were $83,882 as compared to $65,573 for the corresponding period ended November 30, 2000, representing a 27.9% increase. This increase is comprised of a 20.4% increase in revenues attributable to the investment management segment and an over two-fold increase in premiums written through the surety segment of the Company's business, at improved gross margins. As compared to the previous quarter, revenues were down by approximately $13,250 (from $97,135) resulting from the seasonal nature of the surety segment, offset by an increase in the investment management segment.

Quarterly revenues from the investment management segment were $77,962 for the three-month period ended November 30, 2001 as compared with $64,758 for the same period in the previous year, an increase of $13,204. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. For the preceding three-month period ended August 31, 2001, such revenues amounted to $72,604.

Quarterly revenues from the surety segment were $5,920 for the three-month period ended November 30, 2001 versus $815 for the same period in the previous year, an increase of $5,105, as compared with $24,531 for the previous quarter ended August 31, 2001. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended November 30, 2001 were $339,318 as compared with $243,024 for the comparable period ended November 30, 2000, an increase of $96,294. Such increase was attributable to an increase in general and administrative expense of $176,271 offset by decreases in interest expense and costs attributable to an unconsummated acquisition. The increase in general and administrative expense can be attributed to several factors that are discussed below.

In June 2001, the Jacobs & Company Mutual Fund (the "Fund") was launched. Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the Fund's investment advisor. The Fund was launched to provide a vehicle for capturing investment management business that, in years past has been referred to other investment advisors due to account size not being large enough to provide proper diversification. While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Incidental to the start-up of the Fund, approximately $20,971 of the Fund's operating expenses were absorbed during the three-month period ended November 30, 2001 as compared with $25,711 for the previous three months. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. For the three-month period ended November 30, 2001, investment advisory fees amounted to $17,228 as compared with $4,643 for the previous quarter. In October 2001, the Fund reached sufficient levels whereby the investment advisory fees earned exceeded the costs being absorbed. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to seven years.

As compared with the corresponding period of the previous year, the Company incurred additional expense of approximately $66,000 for the three-month period ended November 30, 2001 attributable to accounting, legal and other transitional expenses relating to its acquisition of Jacobs and FS Investments, Inc. ("FSI"). The majority of this increase is attributable to additional legal expense relating to assistance with public filings, assistance with structuring of potential capital and financing arrangements, and other similar legal matters.

Increases of other general and administrative costs are attributable to increased salaries, benefits and related costs, increased market research and support services, increased production costs in the nature of travel, marketing and promotion, as well as a general increase in office costs attributable to the increase in business.

As compared with the previous quarter, general and administrative expense increased by approximately $31,000, from $240,686 for the three-month period ended August 31, 2001 to $271,671 for the three-month period ended November 30, 2001. This increase is primarily attributable to additional legal expense incurred during the period.

Other operating expenses include costs attributable to a cause of action initiated by the Company arising from the unconsummated acquisition of Van-American Insurance Company. Expenses for the three-month period ended November 30, 2001 include the on-going costs of the legal action being pursued as contrasted with the corresponding period of the previous year, which include costs attributable to due diligence efforts in anticipation of the targeted acquisition.

Interest expense for the three-month period ended November 30, 2001 was $12,624 as compared with $48,381 for the corresponding period ended November 30, 2000. The decrease in interest expense is attributable to the restructuring of the Company's short and long-term indebtedness in connection with its acquisition of Jacobs and FSI.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2001
----------------------------------------------------------------------

For the six-month period ended November 30, 2001, the Company experienced a loss of $431,187 as compared with a loss of $300,540 for the corresponding period ended November 30, 2000. Revenues for the corresponding periods reflect strong growth, although overshadowed by the Company's necessary increase in operating expense to provide the underlying infrastructure to support continued future growth.

Revenues for the six-month period ended November 30, 2001 were $181,017 versus for $133,817 for the corresponding period ended November 30, 2000 representing a 35.3% increase. This increase is comprised of a 19.3% increase in revenues attributable to the investment management segment and an almost four-fold increase in revenues attributable to the surety segment of the business.

Revenues from the investment management segment were $150,566 for the six-month period ended November 30, 2001 as compared with $126,151 for the same period in the previous year, an increase of $24,415. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from period to period with any large fluctuations being attributable to the growth or loss of assets under management.

Revenues from the surety segment were $30,451 for the six-month period ended November 30, 2001 as compared with $7,666 for the same period in the previous year, an increase of $22,785. Revenue for this segment of the business is more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the six-month period ended November 30, 2001 were $639,804 as compared with $434,357 for the comparable period ended November 30, 2000, an increase of $205,447. Several significant factors have had an impact in the make-up of operating expense for the periods presented and are discussed as follows.

The launch of the Jacobs & Company Mutual Fund in June of 2001 resulted in an increase in operating expenses resulting from Jacobs having to reimburse the Fund for fund operating costs in excess of 2% of the Fund's average net assets. Such costs amounted to approximately $46,700. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. In October 2001, the Fund reached sufficient (asset) levels whereby the investment advisory fees earned exceeded the costs being absorbed. Additionally, expense in excess of $10,000 has been incurred in connection with the initial promotion, marketing and distribution of the Fund.

As compared with the corresponding period of the previous year, the Company incurred additional expense of approximately $96,500 for the six-month period ended November 30, 2001 attributable to accounting, legal and other transitional expenses relating to its acquisition of Jacobs and FSI. While certain of these costs are of a routine nature and are expected to be an on-going part of normal business operations, other costs (primarily legal costs) are less predictable and tend to fluctuate based on needs and opportunities.

Increases of other general and administrative costs are attributable to increased salaries, benefits and related costs, increased market research and support services, increased production costs in the nature of travel, marketing and promotion, as well as a general increase in office costs attributable to the increase in business.

Other operating expenses include costs attributable to a cause of action initiated by the Company arising from the unconsummated acquisition of Van-American Insurance Company. Expenses for the six-month period ended November 30, 2001 include the on-going costs of the legal action being pursued as contrasted with the corresponding period of the previous year, which include costs attributable to due diligence efforts in anticipation of the targeted acquisition.

Interest expense for the six-month period ended November 30, 2001 was $28,341 as compared with $92,453 for the corresponding period ended November 30, 2000. The decrease in interest expense is attributable to the restructuring of the Company's short and long-term indebtedness in connection with its acquisition of Jacobs and FSI.

Other income of $27,600 for the six-month period ended November 30, 2001 is comprised of the cancellation of a trade account payable in the amount of $24,255 pursuant to a settlement agreement first reached in May 1998 but not consummated until June 2001, and interest income in the amount of $3,345.

FUTURE DIRECTION OF COMPANY
---------------------------

The Company continues to focus its efforts on the expansion of the ongoing business activities of FSI and Jacobs, namely insurance (surety) and investment management and advisory services, often directed to participants in the coal, oil, and gas industries.

Opportunities   for  increased   business  in  the  surety   markets   utilizing
collateralized bonding programs remain very promising as traditional surety programs continue to experience significant problems. Opportunities also exist for the generation of income from consulting services in relation to the Company's surety business.

Additionally, recent conditions in the financial markets have resulted in a renewed focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs for its clients. In addition to growing the number of private clients, the launch of the Jacobs & Company Mutual Fund (which mirrors investment strategies of Jacobs' private client account) holds much promise for capturing additional investment management business. Additionally, the mutual fund provides an ideal vehicle for the collateralized surety bonding programs offered by FSI through its subsidiary Triangle Surety Agency, Inc. Management continues to believe this segment of its business holds much promise for growth as is reflected in the growth in revenues discussed above.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Management remains optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict. As of November 30, 2001, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $749,000. Management has met operating deficits for the three months ended November 30 through short-term borrowings and will attempt to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                           None.


ITEM 2.           CHANGE IN SECURITIES

                           None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                           None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None

ITEM 5.           OTHER INFORMATION

                           None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      None

                  (b)      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NELX, Inc.
                                        (Registrant)

Dated:  January  14, 2002               By:/s/  John M. Jacobs
        -----------------               ----------------------------------------
                                           John M. Jacobs
                                           President and Director


Dated:  January 14, 2002                By:/s/  Robert L. Neal
        ----------------                ----------------------------------------
                                           Robert L. Neal
                                           Chief Financial Officer and Secretary