Form 10QSB
period 2002-02-28
NELX INC
filed 2002-04-15
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002


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

                120,577,744 common shares as of April 12, 2002

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

                                                                                     February 28, 2002     May 31, 2001
                                                                                     -----------------     ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $             -       $     771,886
    Receivables                                                                               25,062              42,857
    Prepaid and other                                                                         13,450              27,866
                                                                                     ---------------       -------------
      TOTAL CURRENT ASSETS                                                                    38,512             842,609
                                                                                     ---------------       -------------

INVESTMENT IN UNDEVELOPED MINERAL LEASE                                                      116,661             116,661
                                                                                     ---------------       -------------

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $74,790 and $69,990, respectively                      21,636              12,745
                                                                                     ---------------       -------------

      TOTAL ASSETS                                                                   $       176,809       $     972,015
                                                                                    ================      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Demand and short-term notes payable                                              $       518,789       $     474,463
    Current maturities of term notes payable                                                 147,698             243,476
    Accounts payable                                                                         152,361             163,522
    Accrued other expenses                                                                   202,590              27,850
    Other current liabilities                                                                 21,681              19,307
    Accrued income taxes                                                                      10,750              10,750
    Accrued interest payable                                                                  12,819              72,426
                                                                                     ---------------       -------------
      TOTAL CURRENT LIABILITIES                                                            1,066,688           1,011,794
                                                                                     ---------------       -------------

NOTES PAYABLE, less current maturities                                                       236,229             331,524
                                                                                     ---------------       -------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,577,744 shares issued and outstanding                                   12,058              12,058
    Additional paid-in capital                                                             1,034,155           1,034,155
    Accumulated deficit                                                                   (2,172,321)         (1,417,516)
                                                                                     ---------------       -------------
      TOTAL STOCKHOLDERS' EQUITY                                                          (1,126,108)           (371,303)
                                                                                     ---------------       -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       176,809       $     972,015
                                                                                     ===============       =============







                                                  See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended February 28,       Nine Months Ended February 28,
                                               ------------------------------------  -------------------------------------
                                                     2002               2001               2002                2001
                                               -----------------  -----------------  -----------------   -----------------
REVENUE                                        $        68,264    $        59,619    $       249,281     $       193,436
                                               ----------------   -----------------  -----------------   -----------------

EXPENSES
    General and administrative                         299,790            129,187            812,146             320,647
    Costs attributable to unconsummated
      acquisitions                                      68,715             57,753            165,420             206,367
    Interest                                            21,025             55,638             49,366             148,091
    Depreciation and Amortization                        2,400                914              4,800               2,744
                                               ----------------   -----------------  -----------------   -----------------

      TOTAL EXPENSES                                   391,930            243,492          1,031,732             677,849
                                               ----------------   -----------------  -----------------   -----------------

OTHER INCOME                                                49                 58             27,648                  58
                                               ----------------   -----------------  -----------------   -----------------

NET INCOME (LOSS)                              $      (323,617)   $      (183,815)   $      (754,803)    $      (484,355)
                                               ================   =================  =================   =================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                $             -    $             -    $         (0.01)    $         (0.01)
                                               ================   =================  =================   =================


    WEIGHTED AVERAGE SHARES OUTSTANDING            120,577,744         74,999,987        120,577,744          74,999,987
                                               ================   =================  =================   =================


                                                  See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended February 28,       Nine Months Ended February 28,
                                               ---------------------------------------------------------------------------
                                                     2002               2001               2002                2001
                                               -----------------  -----------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                              $   (323,617)  $       (183,815)  $       (754,803)   $       (484,355)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Salary imputed to shareholder                         -             30,000                  -              90,000
        Depreciation and amortization                     2,400                914              4,800               2,744
        Cancellation of accounts payable
          per settlement agreement                                                            (24,255)
        Changes in operating assets and liabilities:
          Receivables                                    24,027             18,759             17,795              19,855
          Prepaid and other current assets                4,377             (5,273)            14,416              (8,573)
          Accounts payable                              (44,537)           (20,970)            13,093             (19,311)
          Accrued expenses and other liabilities         74,564            (80,969)           117,505              69,162
                                               -----------------  -----------------  -----------------   -----------------
Net cash flows from (used) operating activities        (262,786)          (241,354)          (611,449)           (330,478)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                    (10,479)              (699)           (13,691)             (9,499)
                                               -----------------  -----------------  -----------------   -----------------
      Net cash flows (used) investing activities        (10,479)              (699)           (13,691)             (9,499)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible note borrowings                               -            200,000                  -             412,500
    Repayment of short-term borrowings                 (200,201)                 -           (707,577)                  -
    Advances from (to) shareholder, net                       -            (63,872)                 -            (281,383)
    Short-term borrowings                               437,904            130,000            751,904             210,000
    Long-term borrowings                                 75,000                                75,000
    Repayment of term notes payable                     (82,334)                -            (266,073)             (5,063)
                                               -----------------  -----------------  -----------------   -----------------
Net cash flows (used) from financing activities         230,369            266,128           (146,746)            336,054
                                               -----------------  -----------------  -----------------   -----------------

NET INCREASE IN CASH                                    (42,896)            24,075           (771,886)             (3,923)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                42,896             (4,930)           771,886              23,068
                                               -----------------  -----------------  -----------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD                $          -   $         19,145   $              -    $         19,145
                                               =================  =================  =================   =================

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                  $     13,935   $        154,756   $        108,973    $        173,678
    Income taxes paid                                         -                  -                  -                   -




                                                  See accompanying notes.
                                                            F-3

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 28, 2002, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2002. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed by NELX on September 13, 2001.

The Condensed Consolidated Statements of Operations and Cash Flows for the three and nine month periods ended February 28, 2001 have been restated to reflect the May 29, 2001 reverse acquisition wherein NELX is treated as the acquiree for accounting purposes, even though it is the legal acquirer as further described in Form 10-KSB.

Note B - Notes Payable

In the nine month period ended February 28, 2002, notes payable to an officer in the aggregate amount of $516,001 were repaid in full. Subsequently, in the nine-month period ended February 28, 2002 short-term demand borrowings (from an officer to Jacobs & Company, a wholly owned subsidiary) amounted to $451,904 of which $272,951 has been repaid, resulting in an unpaid balance of $178,953. An additional $375,000 was borrowed by the Company and its subsidiaries from unrelated third parties and, except for $75,000, is short-term in nature or payable on demand. With the exception of the $75,000 interest-only single payment note that matures on December 31, 2003, such notes have been classified as short-term debt as of February 28, 2002.

Note C -- Litigation

During 2000, the Company's subsidiary, FS Investments, Inc. ("FSI"), negotiated for the acquisition of a company located in Kentucky. Prior to closing the transaction, the sellers refused to go forward with the transaction. FSI brought a cause of action in the United States District Court for the Eastern District of Kentucky for breach of contract seeking damages. The defendant filed a counterclaim against FSI for fraud in the inducement and negligent misrepresentation. In March 2002, the United States District Court for the Eastern District of Kentucky issued its opinion and order for summary judgement in favor of the defendants. In exchange for the Company's agreement not to appeal the decision, the defendants have agreed to drop their counterclaim in the matter.

Note D - Reclassifications

Certain reclassifications have been made for consistent presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2002
------------------------------------------------------------------------

The Company experienced a loss for the three-month period ended February 28, 2002 in the amount of $323,617 as compared with a loss of $183,815 for the corresponding period ended February 28, 2001. Although revenues increased compared to the corresponding periods, the Company's operating expenses have increased as the infrastructure to support increased growth has been put into place. In addition, the Company has incurred certain other expenses attributable to a cause of action initiated by the Company arising from an unconsummated acquisition.

Revenues for the three-month period ended February 28, 2002 were $68,264 as compared to $59,619 for the corresponding period ended February 28, 2001, representing a 14.50% increase. This increase is comprised of a 14.73% increase in revenues attributable to the investment management segment while revenues derived from the surety segment of the Company's business remained relatively flat, increasing a modest 3.76%. As compared to the previous quarter, revenues were down by approximately $15,618 (from $83,882) due primarily to a decrease in the revenues derived from the investment management segment as well as a slight decrease resulting from the seasonal nature of the surety segment.

Quarterly revenues from the investment management segment were $64,710 for the three-month period ended February 28, 2002 as compared with $56,400 for the same period in the previous year, an increase of $8,310. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. For the preceding three-month period ended November 30, 2001, such revenues amounted to $77,962. Gross revenues for the quarter from the investment advisory segment were down approximately $10,900, while investment advisory referral and distribution fees were up by approximately $2,350.

Quarterly revenues from the surety segment were $3,554 for the three-month period ended February 28, 2002 versus $3,220 for the same period in the previous year, and as compared with $5,920 for the previous quarter ended November 30, 2001. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended February 28, 2002 were $391,930 as compared with $243,492 for the comparable period ended February 28, 2001, an increase of $148,438. Such increase was attributable to increases in general and administrative expense of $170,603, costs of $10,962 attributable to an unconsummated acquisition, and depreciation expense of $1,486, offset by a decrease in interest expense of $34,613. The increase in general and administrative expense can be attributed to several factors that are discussed below.

In June 2001, the Jacobs & Company Mutual Fund (the "Fund") was launched. Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the Fund's investment advisor. The Fund was launched to provide a vehicle for capturing investment management business that, in years past has been referred to other investment advisors due to account size not being large enough to provide proper diversification. While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. During the quarter, the Administrator of the Fund made significant adjustments to the operating expense accruals due to the nature and amount of certain fixed-income holdings of the Fund. As a result, operating and other related expenses incidental to the operation of the mutual fund amounted to approximately $69,675 for the quarter ending February 28, 2002 as compared with approximately $26,000 for the previous quarter. In February and March 2002, management took significant steps to restructure the fixed-income holdings of the Fund's portfolio in order to bring the Fund's operating expenses back in line with the initial budget provided by the Administrator. Year-to-date for the nine months ended February 28, 2002, approximately $106,500 of the Fund's operating expense has been absorbed by Jacobs since start-up of the Fund.

With the changes initiated by management in February and March 2002, the investment advisory fees earned by the Fund are currently expected to exceed the costs being absorbed beginning in April 2002. If the Fund continues to grow in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. If the Fund's operating expense ratio falls below the 2.00% level, the costs absorbed by the Company will be eligible for reimbursement for a period of up to seven years. Additionally, if the Fund grows in size, revenues from investment advisory fees will increase as well. For the three-month period ended February 28, 2002, investment advisory fees derived from the Fund amounted to $24,698 as compared with $17,228 for the previous quarter.

As compared with the corresponding period of the previous year, the Company incurred additional expense of approximately $55,600 for the three-month period ended February 28, 2002 attributable to accounting, legal and consulting services, and other transitional expenses relating to its acquisition of Jacobs and FS Investments, Inc. ("FSI"). In November 2001, the Company retained the services of The Investor Relations Company, a 20-year-old full service international investor relations consulting firm, to assist management in communicating its message to current shareholders and potential investors. In addition to opening doors to potential capital markets, these contacts have also opened doors to potential investment management opportunities as well. Approximately $24,675 of expense can be attributed to these activities, with $18,925 being attributable to accounting and tax matters, and $12,000 relating to other transitional expenses.

Increases of other general and administrative costs are attributable to increased salaries, benefits and related costs of approximately $33,000, with the remaining increase of $12,328 resulting from increased market research and support services, increased production costs in the nature of travel, marketing and promotion, as well as a general increase in office costs attributable to the increase in business.

As compared with the previous quarter, general and administrative expense increased by approximately $28,000, from $271,671 for the three-month period ended November 30, 2001 to $299,790 for the three-month period ended February 28, 2002. Excluding the impact on expenses attributable to the mutual fund, as previously discussed, and expenses attributable to legal, accounting and consulting services, general and administrative expenses for the three month period ended February 28, 2002 were approximately $185,750 as compared with $188,500 for the previous quarter.

Other operating expenses include costs attributable to a cause of action initiated by the Company arising from the unconsummated acquisition of Van-American Insurance Company. In March 2002, the United States District Court for the Eastern District of Kentucky issued its opinion and order for summary judgement in favor of the defendants. While disappointed with the decision, management has chosen not to appeal the decision, but rather focus its full efforts toward the growth of its business. In exchange for the Company's agreement not to appeal the decision, the defendants have agreed to drop their counterclaim in the matter.

Interest expense for the three-month period ended February 28, 2002 was $21,025 as compared with $55,638 for the corresponding period ended February 28, 2001. The decrease in interest expense is attributable to the restructuring of the Company's short and long-term indebtedness in connection with its acquisition of Jacobs and FSI. In comparison to the previous quarter's interest expense of $12,624, the increase is attributable to increased borrowings necessary for the sustaining of on-going operations.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2002
------------------------------------------------------------------------

For the nine-month period ended February 28, 2002, the Company experienced a loss of $754,803 as compared with a loss of $484,355 for the corresponding period ended February 28, 2001. Revenues for the corresponding periods reflect strong growth, although overshadowed by the Company's necessary increase in operating expense to provide the underlying infrastructure to support continued future growth.

Revenues for the nine-month period ended February 28, 2002 were $249,281 versus for $193,436 for the corresponding period ended February 28, 2001 representing a 28.9% increase. This increase is comprised of a 17.9% increase in revenues attributable to the investment management segment and a three-fold increase in revenues attributable to the surety segment of the business.

Revenues from the investment management segment were $215,276 for the nine-month period ended February 28, 2002 as compared with $182,551 for the same period in the previous year, an increase of $32,725. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from period to period with any large fluctuations being attributable to the growth or loss of assets under management.

Revenues from the surety segment were $34,005 for the nine-month period ended February 28, 2002 as compared with $10,885 for the same period in the previous year, an increase of $23,120. Revenue for this segment of the business is more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the nine-month period ended February 28, 2002 were $1,031,732 as compared with $677,849 for the comparable period ended February 28, 2001, an increase of $353,883. Several significant factors have had an impact in the make-up of operating expense for the periods presented and are discussed as follows.

The launch of the Jacobs & Company Mutual Fund in June of 2001 resulted in an increase in operating expenses resulting primarily from Jacobs having to reimburse the Fund for fund operating costs in excess of 2% of the Fund's average net assets. All costs incidental to the operation of the mutual fund, including legal, marketing, and distribution costs, have amounted to approximately $124,700 for the nine months ended February 28, 2002. If the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease as the Fund reaches sufficient size to support its on-going operating costs. In contrast, if the Fund grows in size, revenues from investment advisory fees will increase. With the changes initiated by management in February and March 2002, the investment advisory fees earned by the Fund are currently expected to exceed the costs being absorbed beginning in April 2002.

As compared with the corresponding period of the previous year, the Company incurred additional expense of approximately $155,725 for the nine-month period ended February 28, 2002 attributable to accounting, legal, consulting, and other transitional expenses relating to its acquisition of Jacobs and FSI. While certain of these costs are of a routine nature and are expected to be an on-going part of normal business operations, other costs (primarily legal costs) are less predictable and tend to fluctuate based on needs and opportunities.

Increases of other general and administrative costs are attributable to increased salaries, benefits and related costs, increased market research and support services, increased production costs in the nature of travel, marketing and promotion, as well as a general increase in office costs attributable to the increase in business.

Other operating expenses include costs attributable to a cause of action initiated by the Company arising from the unconsummated acquisition of Van-American Insurance Company. Expenses for the nine-month period ended February 28, 2002 include the costs of pursuing legal action as contrasted with the corresponding period of the previous year, which include costs primarily attributable to due diligence efforts in anticipation of the targeted acquisition.

Interest expense for the nine-month period ended February 28, 2002 was $49,366 as compared with $148,091 for the corresponding period ended February 28, 2001. The decrease in interest expense is attributable to the restructuring of the Company's short and long-term indebtedness in connection with its acquisition of Jacobs and FSI.

Other income of $27,648 for the nine-month period ended February 28, 2002 is comprised of the cancellation of a trade account payable in the amount of $24,255 pursuant to a settlement agreement first reached in May 1998 but not consummated until June 2001, and interest income in the amount of $3,393.

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

Additionally, recent conditions in the financial markets have resulted in a renewed focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs for its clients. In addition to growing the number of private clients, the launch of the Jacobs & Company Mutual Fund (which mirrors investment strategies of Jacobs' private client accounts) holds much promise for capturing additional investment management business. Additionally, the mutual fund provides an ideal vehicle for the collateralized surety bonding programs offered by FSI through its subsidiary Triangle Surety Agency, Inc. Management continues to believe this segment of its business holds much promise for growth.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Management remains optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict. As of February 28, 2002, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $1,028,000. Management continues to meet operating deficits through primarily short-term borrowings and will attempt to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  During 2000, FSI entered into an agreement to acquire Van-American Insurance Company and its affiliated agency, both Kentucky domiciled companies, from Asset Guaranty Insurance Company ("AGI") and Van-American Companies, Inc. ("VAC"). The sellers refused to consummate the transaction. In January 2001, FSI filed a complaint against AGI and VAC in the United States District Court for the Eastern District of Kentucky alleging breach of contract and seeking damages in excess of $13.0 million. The defendants filed a counterclaim against FSI seeking damages in the amount of approximately $1.3 million and asserting claims of fraud and inducement. In
March 2002, the United States District Court for the Eastern District of Kentucky issued its opinion and order for summary judgement in favor of the defendants. In exchange for the Company's agreement not to appeal the decision, the defendants have agreed to drop their counterclaim in the matter.

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

                                   NELX, Inc.
                                   Registrant)

Dated:  April  15, 2002            By:       /s/ John M. Jacobs
        ---------------            ----------------------------------------
                                             John M. Jacobs
                                             President and Director


Dated:  April 15, 2002             By:      /s/  Robert L. Neal
        --------------             ----------------------------------------
                                           Robert L. Neal
                                           Chief Financial Officer and Secretary