Form 10KSB
period 2002-05-31
NELX INC
filed 2002-09-13
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2002


                                   NELX, INC.
                                   ---------
             (Exact name of registrant as specified in its charter)

======================================== ===================================== =====================================
                KANSAS                                 0-21210                              84-0922335
                ------                                 -------                              ----------
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================

               300 Summers Street, Suite 970, Charleston WV 25301
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

State the issuer's revenues for the most recent fiscal year.  $370,812

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on September 6, 2002:
$4,823,110 (at $.04 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 120,577,744 common shares as of September 6, 2002


                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
Item 1. Description of Business...............................................3

Item 2. Description of Property...............................................4

Item 3. Legal Proceedings.....................................................4

Item 4. Submission of Matters to a Vote of Security Holders...................4

                                     PART II

Item 5. Market for Common Equity and Related
        Stockholder Matters...................................................5

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................5

Item 7. Financial Statements..................................................10

Item 8. Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure................................11

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the
        Exchange Act..........................................................11

Item 10.Executive Compensation................................................13

Item 11.Security Ownership of Certain Beneficial Owners
        and Management........................................................14

Item 12.Certain Relationships and Related Transactions........................15

Item 13.Exhibits, and Reports on Form 8-K.....................................16


PART I

Item 1.           BUSINESS

NELX, Inc. ("NELX" or the "Company") was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. for the purpose of acquiring, dealing in, and if warranted, developing oil and gas properties. In October 1993 the Company changed its name to NELX, Inc. In previous years, the Company owned certain non-producing oil and gas properties as well as various real estate properties. Due to continuing lack of capital partners for oil and gas exploration and/or real estate development, in fiscal year 1997 the Company turned its attention to divesting its interests in said properties. For the next three years, the principal activities of the Company involved disposing of assets, settling claims and liabilities and considering potential business combinations with related or complementary businesses. During fiscal year 2001, the Company's principal assets consisted of a leasehold interest in an undeveloped mineral spring in Arkansas and certain oil and gas properties located in West Virginia. The oil and gas properties were sold in May 2001.

On May 29, 2001, the Company acquired two businesses, FS Investments, Inc. ("FSI") and Jacobs & Company ("Jacobs & Co." or "Jacobs"), in exchange for 75 million shares of common stock of NELX. The transaction was accounted for as a recapitalization of FSI and Jacobs & Co. effected by a reverse acquisition. For accounting purposes, NELX was treated as the acquiree, and no goodwill or other intangible asset was recorded.

FSI, incorporated in 1997 in West Virginia, is a holding company that was organized to develop surety business through the formation or acquisition of subsidiaries engaged in the issuance of surety bonds collateralized by investment accounts that are professionally managed by Jacobs & Co. Through its wholly-owned subsidiary, Triangle Surety Agency, Inc., FSI is actively engaged in the placement with insurance companies of surety bonds, with an emphasis on clients engaged in regulated industries.

Jacobs & Co., incorporated in 1988 in West Virginia, is a SEC registered investment advisory firm whose executive offices are located in Charleston, West Virginia. Jacobs & Co. provides fee based investment advisory services to institutions and individuals, including the Jacobs & Company Mutual Fund (the "Fund"), which was organized in June 2001 as a series of the Advisors Series Trust.

Since the May 29, 2001 business combination, the Company has expanded its focus to include the ongoing business and activities of FSI and Jacobs, namely the surety business and investment management and related services. The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of eight (8) employees, of which five (5) are full time employees.

Item 2.           PROPERTIES

Through its wholly-owned subsidiary, Crystal Mountain Water, Inc. ("CMW"), the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $150 per month until October 2006, with automatic options to extend the leasehold for two (2) additional ten-year terms extending through October 2026. CMW has the right to cancel the lease upon sixty (60) days written notice at any time. The property is presently not being actively explored or developed. During the 2002 fiscal year, management evaluated the lease and determined the development is not currently feasible. Accordingly, the Company recorded an impairment of $116,661 to its investment in the lease. Opportunities will continue to be explored as they arise with respect to the development or sale of the leasehold interest.

Item 3.           LEGAL PROCEEDINGS

During 2000, the Company's subsidiary, FS Investments, Inc. ("FSI"), negotiated for the acquisition of a company located in Kentucky. Prior to closing the transaction, the sellers refused to go forward with the transaction. FSI brought a cause of action in the United States District Court for the Eastern District of Kentucky for breach of contract seeking damages. The defendant filed a counterclaim against FSI for fraud in the inducement and negligent misrepresentation. In March 2002, the United States District Court for the Eastern District of Kentucky issued an order for summary judgement in favor of the defendants with respect to FSI's cause of action. In exchange for FSI's agreement not to appeal the decision, the defendants dropped their counterclaim and the matter was dismissed.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

Item 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the symbol NLXI (OTC Bulletin Board Symbol). The table below sets forth the high and low price information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                             HIGH                       LOW
                                             ----                       ---

Fiscal Year Ended May 31, 2002

         4th Quarter                          .05                       .03
         3rd Quarter                          .05                       .03
         2nd Quarter                          .07                       .025
         1st Quarter                          .10                       .025


Fiscal Year Ended May 31, 2001

         4th Quarter                          .095                      .031
         3rd Quarter                          .06                       .025
         2nd Quarter                          .092                      .0225
         1st Quarter                          .155                      .075

As of September 13, 2002, there were approximately 650 holders of record of the Company's common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF FINANCIAL REPORTS
--------------------------

For the three years preceding its acquisition of FSI and Jacobs & Co. in May of 2001, the Company had no substantial continuing business operations. During this time, the Company focused its efforts on the liquidation of non-producing assets and settlement of existing obligations. Loan advances from a principal shareholder and director financed deficits in working capital. Additionally, the Company searched for potential equity partners or business combinations that would be complementary to its historic business and that could enhance shareholder value.

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

As reflected in the financial statements (see Item 7. Financial Statements below), the Company's acquisition of FSI and Jacobs & Co. was accounted for as a reverse acquisition and a recapitalization of FSI and Jacobs & Co. Accordingly, the financial statements and management's discussion and analysis included herein reflect solely the business operations and cash flows of FSI and Jacobs & Co. prior to May 29, 2001.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2002
-----------------------------------------------------

During its fiscal year 2002, the Company experienced revenue growth in both the investment advisory and surety segments of its business while strengthening its organization and building infrastructure, including the establishment of the Jacobs & Company Mutual Fund (the "J&C Fund" or the "Fund") as a separate reporting entity. In addition, as indicated in Item 3 above, the Company ended FSI's ongoing litigation. While disappointed in the results of the litigation, management determined not to appeal the court's decision but instead to focus its full attention on growth of the Company's business.

Although the Company experienced a loss in fiscal 2002, management believes that its efforts during fiscal 2002 have stabilized expenses and, combined with the investment management performance of Jacobs & Co. and the substantial marketing program undertaken by the Company, have positioned the Company to build revenues that will now be reflected directly in the bottom line.

In June 2001, the J&C Fund was launched. Jacobs & Co. is the Fund's investment adviser. The Fund was launched to provide a vehicle for capturing investment management business that in earlier years had been referred to other investment advisers due to account size not being large enough to provide proper diversification. While the Fund is responsible for its own operating expenses, Jacobs & Co., as the investment adviser, agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. During fiscal 2002, Jacobs bore $163,149 of expenses of the J&C Fund pursuant to its expense limitation agreement, while earning $72,450 in investment advisory fees from the Fund. As the result of the growth in the net assets of the Fund, since May, 2002, investment advisory fees have exceeded Jacobs & Co.'s obligations under the expense limitation agreement. With continuing growth of the Fund's net assets, management expects that in fiscal 2003 the Fund will contribute significantly to Company revenues.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2002 WITH FISCAL 2001
--------------------------------------------------------------------

The Company experienced a loss for the year ended May 31, 2002 in the amount of $1,141,755 as compared with a loss of $520,919 for its year ended May 31, 2001. The increased loss is despite a growth in revenues and is attributable to a number of factors that are summarized below.

Revenues for fiscal 2002 were $370,812 versus $262,128 for fiscal 2001. Revenues of the Company's surety segment increased from $12,976 in fiscal 2001 to $36,918 in fiscal 2002; and revenues of the Company's investment advisory segment increased from $244,568 to $293,163. The increase in the investment advisory segment reflects a decrease in investment advisory fees received from client accounts transferred to the J&C Fund, offset by an increase in overall revenues attributable to an increase in assets under management of Jacobs & Co.

 Operating expenses for fiscal 2002 were $1,512,567 as compared with $783,047 for fiscal 2001. The majority of this increase is attributable to nonrecurring expenses including the $116,661 write down of the Company's leasehold interest in a mineral water spring (see Item 2 above), direct costs of $183,458 incurred in the litigation that has now ended (see Item 3 above), and $163,149 in costs of the J&C Fund borne by Jacobs & Co under its expense limitation agreement. The balance of the increase in general and administrative costs can be associated with the overall increase in support staff costs, production costs, and general office and other administrative expense. These costs include the hiring of a marketing director, increased expenses associated with marketing and promotion, and market research and support services.

Interest expense for fiscal 2002 was $85,503 as compared with $270,858 for fiscal 2001. The substantial decrease in interest expense is largely attributable to the fact that, in connection with the 2001 acquisitions, certain debt obligations of FSI and Jacobs were converted to stock of the Company and other short and long-term indebtedness of FSI and Jacobs was repaid or restructured. Interest expense of fiscal 2002 was higher than anticipated, including as the result of greater than projected expenses incurred under the expense limitation agreement of Jacobs with respect to the J&C Fund and greater than expected legal and expert expenses in relation to the litigation, both of which were financed with short-term borrowings.

CONTRACTUAL OBLIGATIONS
-----------------------

The following table lists our significant liabilities at May 31, 2002:

                                                                 Payments Due by Period
                                        Less than                                   After
Contractual Obligations:                  1 Year        2-3 Years   4-5 Years       5 Years     Total
Long-term debt                          $ 50,000       $ 100,000    $      0        $   0      $  150,000
Long-term debt to Related Parties        635,310         209,508      17,173            0         861,991
Operating leases                          17,508          30,934      14,602            0          63,044
                                        --------       ---------    --------         ------    ----------
Total contractual cash obligations      $702,818       $ 340,442    $ 31,775        $   0      $1,075,035
                                        ========       =========    ========         ======    ==========

NELX has no outstanding guarantees or other commitments to be disclosed as contractual obligations. The terms of the contractual obligations discussed above have been included in the financial information at Item 7.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for uncollectible receivables, impairment and income taxes. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES. The majority of our fee revenues are generated by services provided to companies throughout the Eastern United States. We evaluate the need for a reserve for the amount of these receivables that may be uncollectible, based upon historical collection activity adjusted for current conditions. Based on this evaluation, management believes that substantially all accounts receivable are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

IMPAIRMENT. We evaluate long-lived assets, including our undeveloped mineral spring lease, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections for the estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges related to these facilities.

INCOME TAXES. We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOLs. Should our assumptions regarding the utilization of these NOLs change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.

FUTURE DIRECTION OF COMPANY
---------------------------

The Company intends to focus its efforts on the expansion of the ongoing business activities of FSI and Jacobs & Co., namely insurance (surety) and investment management and advisory services.

Opportunities   for  increased   business  in  the  surety   markets   utilizing
collateralized bonding programs remain very promising as traditional surety programs continue to experience significant problems, leading to withdrawals of competitors from the marketplace. FSI is reviewing possible insurance company acquisition targets and seeking to identify financing for the purchase of an insurance company that would enable it to expand the distribution of its surety programs to fill this market niche. In addition, FSI expects to take advantage of opportunities for the generation of income from consulting services in relation to its surety business as they arise.

Recent conditions in the financial markets have resulted in a renewed focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Co. for its clients. The investment strategies of Jacobs have outperformed relevant market indices. For example, the J&C Fund (which mirrors the investment strategies of Jacobs' private client accounts) was ranked by the Wall Street Journal in the top ten balanced funds based on performance for the 12 months ended June 30, 2002. Effectively marketing the services of Jacobs & Co. will be a principal focus of management in the coming year. Additionally, the Fund is an ideal vehicle for the collateralized bonding programs of FSI and its subsidiary Triangle Surety Agency, Inc. Management believes this segment of its business holds much promise for growth as well.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Management is optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict and may depend in part upon the availability of financing. As of May 31, 2002, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $1,203,455. Additionally, the Company's current monthly expenses exceed its revenues by an estimated $25,000 per month. Recognizing the potential cash flow shortages the Company may be faced within the next six to twelve months as its business continues to develop, management may seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. Based on preliminary discussions with potential investors, management believes that opportunities for such private placements exist, although the Company cannot be certain that it will be able to obtain such funds.

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

NELX, INC.
CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'                                   F-2

FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                              F-3

    Consolidated Statements of Operations                                   F-4

    Consolidated Statements of Cash Flows                                   F-5

    Consolidated Statement of Changes in Stockholders' Equity               F-6

    Notes to Consolidated Financial Statements                              F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
NELX, INC.
Charleston, West Virginia

We have audited the accompanying consolidated balance sheet of NELX, INC. as of May 31, 2002, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NELX, Inc. as of May 31, 2001 and December 31, 2000 were audited by other auditors whose report dated August 24, 2001 (except for the second paragraph of then Note J, which was as of September 1, 2001), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of NELX, INC. at May 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gordon, Hughes, & Banks, LLP

Greenwood Village, Colorado
August 8, 2002 (except for the second paragraph of Note K, which is as of September 6, 2002)

NELX, INC.
CONSOLIDATED BALANCE SHEET

                                                                   May 31, 2002
                                                                  --------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                     $       8,689
    Receivables                                                          39,312
    Prepaid and other                                                    10,688
                                                                  --------------
      Total current assets                                               58,689

INVESTMENT IN UNDEVELOPED MINERAL SPRING LEASE                                -

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $76,776                           20,078
                                                                  --------------
      TOTAL ASSETS                                               $       78,767
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current maturities of notes payable                          $       50,000
    Current maturities of notes payable - related parties               635,310
    Accounts payable                                                    207,814
    Accrued interest payable                                             33,449
    Accrued expenses                                                    335,571
                                                                 ---------------
      TOTAL CURRENT LIABILITIES                                       1,262,144

LONG-TERM LIABILITIES

    Notes payable, less current maturities                              100,000
    Notes payable, less current maturities - related parties            226,681
                                                                 ---------------
      TOTAL LONG-TERM LIABILITIES                                       326,681

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,577,744 shares issued and outstanding              12,058
    Additional paid-in capital                                        1,037,155
    Accumulated deficit                                              (2,559,271)
                                                                 ---------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (1,510,058)
                                                                 ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $       78,767
                                                                 ===============
                            See accompanying notes.

NELX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 Year Ended    Five Months Ended    Year Ended
                                                                May 31, 2002      May 31, 2001   December 31, 2000
                                                               ------------------------------------------------
REVENUE                                                         $    370,812       $ 109,384        $ 269,392
                                                                   ----------      ----------       -----------

EXPENSES
    General and administrative                                        909,009         257,589          389,906
    Costs attributable to unconsummated acquisitions                  183,458          36,085          221,105
    Acquisition related expenses                                       48,000          58,245                -
    Mutual fund start-up costs                                              -          35,000                -
    Mutual fund costs                                                 163,149               -                -
    Interest                                                           85,503          98,637          176,342
    Depreciation and amortization                                       6,787           1,444            3,658
    Impairment of undeveloped mineral spring lease                    116,661               -                -
                                                                  -----------      ----------       -----------
      TOTAL EXPENSES                                                1,512,567         487,000          791,011
                                                                  -----------      ----------       -----------

NET (LOSS)                                                      $  (1,141,755)     $ (377,616)      $ (521,619)
                                                                  ===========      ==========       ===========

BASIC AND DILUTIVE NET (LOSS) PER SHARE:

    NET (LOSS) PER SHARE                                        $       (0.01)     $        -       $    (0.01)
                                                                  ============     ==========       ===========

    WEIGHTED AVERAGE SHARES OUTSTANDING                           120,577,744      75,905,505       74,999,987
                                                                  ===========      ==========       ===========

                            See accompanying notes.
                                      F-4

NELX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended     Five Months Ended     Year Ended
                                                                May 31, 2002      May 31, 2001     December 31, 2000
                                                               ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                    $(1,141,755)     $ (377,616)      $ (521,619)
    Adjustments to reconcile net (loss) to
      net cash provided by operating activities
         Salary imputed to shareholder                                      -          50,000          120,000
         Depreciation and amortization                                  6,787           1,444            3,658
         Impairment of undeveloped mineral spring lease               116,661               -                -
         Changes in operating assets and liabilities:
           Receivables                                                  3,545          23,829           22,774
           Prepaid and other current assets                            17,178         (20,203)          (4,436)
           Accounts payable                                            26,442         (26,705)          39,057
           Accrued expenses                                           256,537          57,984           26,043
                                                                  -----------      -----------      -----------
              Net cash flows provided (to) operating activities      (714,605)       (291,267)        (314,523)
                                                                  -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired in connection with business combination                   -       1,055,707                -
    Purchase furniture and equipment                                  (14,120)             -           (16,982)
                                                                  -----------      -----------      -----------
              Net cash flows provided from (to) investing activities  (14,120)      1,055,707          (16,982)
                                                                  -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Convertible note borrowings                                             -         325,000          527,500
    Borrowings from NELX, Inc. prior to business combination                -         250,000                -
    Proceeds from related party debt                                1,027,878         210,000                -
    Repayment of related party debt                                (1,137,350)       (779,804)        (387,873)
    Proceeds from debt obligations                                    150,000               -          210,000
    Repayment of debt obligations                                     (75,000)              -          (19,054)
                                                                  -----------      -----------      -----------
              NET CASH FLOWS PROVIDED FROM (TO) FINANC                (34,472)          5,196          330,573
                                                                  -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                      (763,197)        769,636             (932)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             771,886           2,250            3,182
                                                                  -----------      -----------      -----------

CASH AND EQUIVALENTS, END OF PERIOD                               $     8,689       $ 771,886        $   2,250
                                                                  ===========      ===========      ===========


SUPPLEMENTAL DISCLOSURES:

    Interest paid                                                 $   124,480      $   41,413       $  161,140
    Income taxes paid                                             $         -      $        -       $        -
    Non-cash investing and financing transactions:
      Issue 75 million shares to refinance Company                $         -      $  281,829       $        -
      Conversion of debt to equity                                $         -      $  802,500       $        -
      Capital contribution                                        $         -      $  236,277       $        -
      Warrants issued with related party debt                     $     3,000      $        -       $        -


                            See accompanying notes.
                                      F-5

NELX, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Common Stock
                              ---------------------------------------------------------
                              Jacobs & Company  FS Investments, Inc.    NELX, Inc.      Additional
                              (S Corporation)       (C Corporation)  (C Corporation)     Paid- in      Accumulated Deficit
                              ---------------------------------------------------------                -------------------
                              Shares  Amount   Shares   Amount         Shares    Amount   Capital   Acquiror    Acquiree    Total
                              ------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999      250  $ 2,500  162,820   $ 162,820            -     $ - $   476,680$(2,423,516)     $   -$(1,781,516)

   Salary imputed to shareholder  -        -        -           -            -       -     120,000          -          -    120,000

   Conversion of debt to equity   -        -        -           -            -       -           -          -          -          -

   Capital contribution           -        -        -           -            -       -           -          -          -          -

   Distributions to shareholder   -        -        -           -            -       -           -   (144,084)         -   (144,084)

   Net (Loss), Year Ended
    December 31, 2000             -        -        -           -            -       -           -   (521,619)         -   (521,619)
                              ------  ------ ---------   ---------  ----------   -----  ----------- ---------  ---------  ----------

BALANCE, DECEMBER 31, 2000      250    2,500  162,820     162,820            -       -     596,680 (3,089,219)         - (2,327,219)

   Salary imputed to shareholder  -        -        -           -            -       -      50,000          -          -     50,000

   Conversion of debt to equity   -        -   76,973      76,973            -       -     725,527          -          -    802,500

   Capital contribution           -        -        -           -            -       -     236,277          -          -    236,277

   Distributions to shareholder   -        -        -           -            -       -           -    (92,781)         -    (92,781)

   Net (loss), five months ended  -        -        -           -            -       -           -   (377,616)         -   (377,616)
    May 31, 2001

   Reorganization of NELX, Inc
    May 29, 2001                  -        -        -           -   45,577,757   4,558   7,718,353          - (6,385,375) 1,337,536

   Issuance of NELX, Inc. shares
    to Jacobs and FSI
    shareholders May 29, 2001  (250)  (2,500)(239,793)   (239,793)  74,999,987   7,500  (8,292,682) 2,142,100  6,385,375          -
                              ------  ------ ---------   ---------  ----------   -----  ----------- ---------  ---------  ----------

BALANCE, MAY 31, 2001             -        -        -           -  120,577,744  12,058   1,034,155 (1,417,516)         -   (371,303)


   Detachable warrants issued
          with debt instrument    -        -        -           -            -       -       3,000          -          -      3,000

   Net (Loss), Year Ended
          May 31, 2002            -        -        -           -            -       -           - (1,141,755)         - (1,141,755)
                              ------  ------ ---------   ---------  ----------   -----  ----------- ---------  ---------  ----------

BALANCE, MAY 31, 2002             -      $ -        -         $ -  120,577,744 $12,058  $1,037,155$(2,559,271)  $      -$(1,510,058)
                              ======  ====== =========   =========  ==========   =====  =========== =========  =========  ==========


                            See accompanying notes.

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

ORGANIZATION AND NATURE OF BUSINESS
-----------------------------------

NELX, INC. (the "Company" or "NELX") was incorporated in Kansas on March 25, 1983. On May 29, 2001, the Company acquired two affiliated companies located in Charleston, West Virginia: Jacobs & Company ("Jacobs") and FS Investments, Inc. ("FSI") (see below). Jacobs is a registered investment advisory firm that derives its revenue from asset-based fees. Jacobs serves clients in approximately twenty states, primarily in the eastern United States. FSI, through its wholly-owned subsidiary Triangle Surety Agency, Inc. ("Triangle"), is engaged in the business of placing surety bonds with insurance companies for clients engaged in regulated industries, such as the extraction of coal, oil and gas. FSI receives commission income from the placement of these bonds and is licensed in ten states primarily in the eastern United States. The Company and its subsidiaries are subject to the business risks inherent with the financial services industry.

BASIS OF PRESENTATION
---------------------

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

A summary of the net assets acquired from NELX on May 29, 2001 is set forth below:

             Cash and equivalents                                    $1,055,707
             Investment in undeveloped mineral lease                    116,661
             Loan to FSI prior to merger                                250,000
             Advances from director                                     (39,837)
             Accounts payable and accrued liabilities                   (45,005)
                                                                     -----------
             Net assets acquired                                     $1,337,526
                                                                     ===========

The following unaudited pro forma consolidated results of operations for the twelve months ended May 31, 2001 assumes the business combination had occurred as of January 1, 1999:

                                                            Twelve Months Ended
                                                               May 31, 2001
                                                            --------------------
             Fee revenues                                            $  262,128

             Interest Expense                                           270,858
             Other Expense                                              512,189
                                                                    ------------
                                                                        783,047
                                                                    ------------
             Net (loss)                                              $ (520,919)
                                                                    ============
             Net (loss) per share                                    $ (    .01)
                                                                    ============

The operations of NELX, prior to the business combination, have not been included in the proforma presentation of the twelve months ended May 31, 2001. The proforma presentation has been limited to continuing operations.

LIQUIDITY AND GOING CONCERN
---------------------------

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately $1,142,000 for the year ended May 31, 2002, $378,000 for the five months ended May 31, 2001 and $522,000 for the year ended December 31, 2000, and as of May 31, 2002 has a $1,203,455 working capital deficit and a $1,510,058 stockholders' deficit. Management intends to continue with steps it has taken to improve cash flow through operations and pursuit of viable joint venture opportunities. Management may seek to raise additional funds through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to obtain such funds, nor able to currently determine the outcome of this matter.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of NELX, Inc. and its majority owned subsidiaries, after the elimination of intercompany transactions.

USE OF ESTIMATES
----------------

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are valuation of deferred tax benefits and impairment of its investment in an undeveloped mineral spring lease. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 143, Accounting for Asset
Retirement Obligations, ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra-assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 143 will have any impact on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS No. 144 will have any impact on its financial position or results of operations.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated With Exit or Disposal Activities, ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal Activities and Nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of SFAS No. 146 will have any impact on its financial position or results of operations.

REVENUE RECOGNITION
-------------------

Fees for investment advisory services are based on an agreed percentage of the value of client assets under management and are accrued based on the market value of client assets on the accrual date. Commissions for surety bond services are based on a percentage of premiums charged for bonds placed with insurance companies, and are recorded upon the issuance or effective renewal date of the bonds. The Company is not responsible for any significant continuing services subsequent to the issuance or renewal of bonds.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------
Management believes that substantially all accounts receivable are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

LONG-LIVED ASSETS
-----------------
When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations based on discounted projected future cash flows.

INVESTMENT IN UNDEVELOPED MINERAL SPRING LEASE
----------------------------------------------
The Company's investment in an Arkansas mineral spring lease was acquired in the May 29, 2001 business combination. During the year ended May 31, 2002, the
Company explored opportunities for development but determined that none are currently feasible. Accordingly, the Company has recorded an impairment of $116,661 to its investment in its Undeveloped Mineral Spring Lease.

The Company is obligated under a lease agreement for monthly payments of approximately $150 through October 2006, with options to extend the lease for two additional ten-year terms. The Company has the right to cancel the lease upon sixty days written notice.

FURNITURE AND EQUIPMENT
-----------------------
Furniture and equipment is recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property and equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the double-declining balance method, which approximates estimated economic depreciation. Depreciation expense charged to operations was $6,787 for the year ended May 31, 2002, $1,444 for the five months ended May 31, 2001, and $3,658 for the year ended December 31, 2000.

INCOME TAXES
------------

The Company uses the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note E).

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

NOTE C - NOTES PAYABLE

Notes payable consist of the following as of May 31, 2002:

Note  payable  dated  February  12, 2002,  10.0%  interest,
secured by personal guarantee of an officer, payable on demand.         $ 50,000

Notes payable dated May 2002, 10% interest, and due
on December 31, 2003.                                                    100,000
                                                             -------------------
Total                                                                    150,000

Current maturities                                                        50,000
                                                             -------------------
Long-term maturities                                                   $ 100,000
                                                             ===================

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of notes payable as of May 31, 2002 are as follows:

                                                            2003     $  50,000
                                                            2004       100,000
                                                                     ---------
                                                                     $ 150,000

NOTE D - NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consist of the following as of May 31, 2002:

Note payable to officer  dated June 19, 2001;  interest  approximately
14.5%, unsecured.                                                     $ 113,253

Note  payable  to  officer   dated  June  19,  2001,   with   interest
approximating 9.34%, unsecured, average monthly interest and principal of $16,538 payable monthly in fiscal 2003 and reducing thereafter with
a final payment due April 29, 2006.                                     245,958

Advances  from  director,  non-interest  bearing,  unsecured,  due  on
demand.                                                                  39,837

Note payable to  shareholder  dated  October 21, 1999,  10%  interest, secured by assignment of $25,000 of proceeds of a term life  insurance policy insuring the life of an officer, interest and principal of $531
payable monthly, with a final payment on May 1, 2006.                    20,943


Notes payable to shareholder dated May 2002, 10% interest,  unsecured,
due on December 31, 2003.                                                20,000

Note payable to shareholder  dated May 2002, 10% interest,  unsecured,
payable on demand.                                                       10,000

Notes  payable to  shareholder  dated  November  2001,  10%  interest,
unsecured, payable on demand.                                           150,000

Note payable to shareholder dated January 30, 2002, 10% interest,  and due on December 31, 2003.  Further  consideration was issued as either
(i) a warrant to acquire 150,000 shares of common stock of NELX, Inc., or (ii) a ratable portion of the stock, notes, warrants and/or other consideration issued by NELX, Inc. in exchange for the first third party  financing  where proceeds  received by NELX,  Inc. are at least
$500,000.                                                                72,000

Notes  payable to officer dated  February  2002,  approximately  14.5%
interest, unsecured, payable on demand.                                  90,000

Note payable to shareholder dated December 2001, 10% interest, secured
by personal guarantee of an officer, payable on demand.                  50,000

Note payable to shareholder dated May 17, 2002, 10% interest,  secured
by personal guarantee of an officer, payable on demand.                  50,000
                                                             -------------------
                Total                                                   861,991

                Current maturities                                      635,310
                                                             -------------------

                Long-term maturities                                  $ 226,681
                                                             ===================

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of notes payable to related parties as of May 31, 2002 are as follows:

                      2003                       $    635,310
                      2004                            190,967
                      2005                             18,541
                      2006                             17,173
                                                 ------------
                                                 $    861,991
                                                 ============

NOTE E - INCOME TAXES

Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carryforward benefits, reduced by a valuation allowance for future benefit amounts not expected to be realized by the Company. A tax benefit has not been reported in the accompanying financial statements for the operating loss carried forward because the Company is uncertain as to the likelihood of utilization.

At May 31, 2002, the Company's net deferred income tax asset is comprised of the following:


     Net operating loss benefit carryforward                       $ 1,000,000
     Valuation allowance for the deferred tax asset                 (1,000,000)
                                                                   ------------
     Net deferred income tax asset                                 $       -0-
                                                                   =============

As  of  May  31,  2002,  the  Company  had  operating  loss   carryforwards   of
approximately   $7,100,000,   an  increase  in  fiscal  2002  of   approximately
$1,100,000. The operating loss carryforward expires beginning in 2010. As a result of the ownership change resulting from the acquisitions of FSI and Jacobs, the utilization of approximately $6,000,000 of the operating loss carryforwards will be substantially limited in future periods.

The valuation allowance of $1,000,000 increased by $61,000 over the valuation allowance as of May 31, 2001.

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - STOCKHOLDERS' EQUITY

OFFICER SALARY
--------------

During the period ended May 31, 2001, salary of $10,000 per month was imputed for the services of the principal officer of the Company.

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

DETACHABLE WARRANTS
-------------------

In January 2001 the Company issued detachable warrants to acquire 150,000 shares of common stock in connection with a note payable to a shareholder. The warrant's terms are: exercise price per share of $.20; term is for five years; the warrant may be exercised in whole or in part at any time prior to the expiration of its term; freely transferable, subject to compliance with applicable state and federal securities laws; includes a cashless exercise feature; and allows appropriate adjustments to be made to take account of stock dividends, stock splits, reverse stock splits, and any issuance of shares below market value. The warrants have been separated from the debt instrument and recorded at a fair value of $3,000. The warrant value will be amortized over the life of the related debt instrument using the interest method. As discussed in Note D, the terms included in the debt obligation include an alternative form of further consideration. The value of the alternative cannot be determined at this time, and has not been considered in the valuation of the warrants.

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - COMMITMENTS AND CONTINGENCY

LITIGATION
----------

During 2000, the Company's subsidiary, FS Investments, Inc. ("FSI"), negotiated for the acquisition of a company located in Kentucky. Prior to closing the transaction, the sellers refused to go forward with the transaction. FSI brought a cause of action in the United States District Court for the Eastern District of Kentucky for breach of contract seeking damages. The defendant filed a counterclaim against FSI for fraud in the inducement and negligent misrepresentation. In March 2002, the Court issued its opinion and order for summary judgment in favor of the defendants. In exchange for the Company's agreement not to appeal the decision, the defendants have agreed to drop their counterclaim in the matter. Costs attributed to this unconsummated acquisition totaled $183,458 for the year ended May 31, 2002, $36,085 for the five months ended May 31, 2001 and $221,105 for the year ended December 31, 2000.

LEASE COMMITMENTS
-----------------

The Company leases certain office equipment with combined monthly payments of $1,479 and expiration terms varying from three to five years.

The Company's lease of office, parking and storage space expired in July 2002 and continues on a month-to-month basis at a rate of $2,619 per month.

Rental expense for the above lease commitments totaled approximately $35,000 and $13,000, for the year ended May 31, 2002 and the five months ended May 31, 2001, respectively.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2002 are:

                               2003                      $17,508
                               2004                       17,749
                               2005                       13,185
                               2006                       10,607
                               2007                        3,995

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - FINANCIAL INSTRUMENTS

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

Management believes that substantially all trade account receivables are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

NOTE I - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety bond brokerage. The following table presents revenue and other financial information by industry segment.

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   Five Months
Industry Segment                   Year Ended         Ended         Year Ended
                                  May 31, 2002     May 31, 2001 December 31,2000
----------------                  ------------     ------------  ---------------
REVENUES:
Investment advisory                $ 293,163           $45,815        $ 257,245
Surety bond brokerage                 36,918             3,569           12,089
Corporate                             40,731            60,000               58
                                   -----------     ------------  ---------------
Total Revenues                     $ 370,812         $ 109,384        $ 269,392
                                   ===========     ============  ===============

OPERATING (LOSS):
Investment advisory                $(756,186)        $(160,121)       $(120,332)
Surety bond brokerage               (426,300)         (217,495)        (401,287)
Corporate                             40,731                 0                0
                                   -----------     ------------  ---------------
Total Operating Income           $(1,141,755)        $(377,616)       $(521,619)
                                   ===========     ============  ===============

IDENTIFIABLE ASSETS:
Investment advisory                 $ 71,293          $163,587         $ 85,388
Surety bond brokerage                  5,943           116,830            5,397
Corporate                              1,531           691,598          146,236
                                   -----------     ------------  ---------------
Total Assets                        $ 78,767          $972,015        $ 237,021
                                   ===========     ============  ===============

CAPITAL ACQUISITIONS:
Investment advisory                 $ 14,120               $ 0         $ 16,982
Surety bond brokerage                      0                 0                0
Corporate                                  0                 0                0
                                   -----------     ------------  ---------------
Total Assets                        $ 14,120               $ 0         $ 16,982
                                   ===========     ============  ===============


DEPRECIATION AND VALUATION CHARGED TO
IDENTIFIABLE ASSETS:
Investment advisory                  $ 6,787           $ 1,444          $ 3,658
Surety bond brokerage                      0                 0                0
Corporate                            116,661                 0                0
                                   -----------     ------------  ---------------
Total Assets                       $ 123,448           $ 1,444          $ 3,658
                                   ===========     ============  ===============

NELX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMPREHENSIVE INCOME

There  are  no  adjustments   necessary  to  net  income  as  presented  in  the
accompanying   statements  of  operations  to  derive  comprehensive  income  in accordance with SFAS No. 130, "Reporting Comprehensive Income."

NOTE K - EVENTS SUBSEQUENT TO MAY 31, 2002

During June 2002 the Company received a total of $72,000 from the issuance of two debt instruments. The debt instruments contain detachable warrants for a total of 384,000 shares of the common stock of NELX, Inc. as additional consideration to secure financing. The warrants are exercisable at $.20 per share for five years.

On August 28, 2002 the Company received $150,000 from a convertible debt instrument. Interest is at 10% and is payable quarterly, with principal due October 15, 2004. The principal is convertible, in whole or in part, into common shares of NELX, Inc. on or before the earlier of (i) consummation of a qualified financing arrangement or (ii) the maturity date. Any such conversion is at the rate of $.10 per share and upon written notice of conversion at least five business days prior to the conversion date. A qualified financing arrangement means a financing accomplished of at least $5 million.

NOTE L - INTERIM FINANCIAL DATA AND IMPAIRMENT LOSS

At year-end, the Company recorded an adjustment that is material to the results of the fourth quarter. The Company recorded an impairment of the investment in the undeveloped mineral spring lease as a result of management's determination that development is not currently feasible. Consequently, the Company experienced an event as defined by SFAS No. 121, and an impairment valuation of $116,661 was recorded in the fourth quarter.

Item 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the year ended May 31, 2002 and the five month period ended May 31, 2001, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

Item 9.           DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
                  PERSONS; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, their ages and positions are as follows:
                                             Company
         Name                 Age            Position
------------------------      ------         ---------------------
John M. Jacobs                48             President &
                                             Director

Frederick E. Ferguson         68             Director

C. David Thomas               49             Director


JOHN M. JACOBS
--------------

Mr. Jacobs is a SEC registered investment advisor, Certified Public Accountant, and is licensed as a property and casualty insurance agent in twelve (12) states. For the past six years, Mr. Jacobs has served as a Director and President of both Jacobs & Company and FS Investments, Inc. Prior to establishing his investment advisory business in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients. Mr. Jacobs has served as a director and President of NELX Inc. since May 2001.

FREDERICK E. FERGUSON
---------------------

Mr. Ferguson is retired coal operator who has a diverse experience with respect to business and the coal industry. Prior to owning his own company, Mr. Ferguson began the first half of his career as a state and federal mine inspector. During the later half of his career, Mr. Ferguson owned his own coal company and was involved in all facets of mining production. He has served as a Director of FS Investments, Inc. since its inception in December 1997, and has served as a director of NELX, Inc. since July 2002.

C. DAVID THOMAS
---------------

Mr. Thomas is a licensed resident insurance agent in West Virginia and holds non-resident agent licenses in several other states. Mr. Thomas began his surety career in 1976 with United States Fidelity and Guaranty Company and served as the surety underwriter in the Charleston, WV branch office until 1979. At that time he joined George Friedlander & Company, a regional insurance agency based in Charleston, WV, where he presently serves as Vice President and Manager of the Surety Department. Mr. Thomas is a shareholder and Director of George Friedlander & Company. He has served as a Director of FS Investments, Inc. since its inception in December 1997, and has served as a director of NELX, Inc. since July 2002.

Mr. Charles L. Stout was President of NELX from 1997 to May 2001 and a director of the Company until July 2002, when his commitment to the Company ended. Mr. Robert L. Neal served as Chief Financial Officer and Secretary of NELX from May 2001 to May 2002, when he resigned to pursue other business interests. Denis Iler, who served as a director and Secretary of NELX, resigned as director and Secretary in May 2001 to pursue other business interests. Mr. Kenneth L. Curry, President and a director of Square Roots Inc., and who was appointed as a director in July 2000, resigned this position in January 2001 upon NELX's decision to terminate its acquisition of Square Roots Inc.

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

Item 10.          EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the calendar years ended December 31, 1999, December 31, 2000 and December 31, 2001 to the Chief Executive Officer of the Company ("the Named Executive Officer"). Other than the Chief Executive Officer, no executive officer of the Company received total compensation from the Company in excess of $100,000.

--------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
--------------------------
                               Annual Compensation
                              ---------------------
--------------------------------------------------------------------------------
                                                                    Other
Name and                                                            Annual
Principal Position              Year     Salary ($)   Bonus(s)  Compensation ($)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

John M. Jacobs (1)              2001     $87,500      $     -      $       -
Chief Executive Officer         2000     $ 5,000      $     -      $ 147,656
                                1999     $ 9,500      $     -      $ 150,137

Charles L. Stout (2)            2001     $     -      $     -      $       -
Chief Executive Officer         2000     $     -      $     -      $       -
                                1999     $     -      $     -      $       -
--------------------------------------------------------------------------------

(1) Mr. Jacobs was appointed Chief Executive Officer of NELX in May 2001 and the amounts reported represent compensation paid to Mr. Jacobs as Chief Executive Officer of Jacobs & Co. and FSI during the calendar years 2001, 2000, and 1999. Other annual compensation for Mr. Jacobs represents distributions made to or on behalf of Mr. Jacobs by Jacobs & Company as a small business corporation electing to be taxed under Subchapter S of the Internal Revenue Code.

(2)  Mr. Stout resigned as Chief Executive Officer of NELX in May 2001.

The Company had no long term incentive compensation plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2001, 2000 or 1999 calendar years.

There were no cash payments or other compensation paid or set aside directly or indirectly to or for the benefit of any director of the Company for the 2001, 2000 or 1999 calendar years. There are no standard or other arrangements in effect for the compensation of directors of the Company.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of August 31, 2002 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

         Name and Address of            Amount and Nature of          Percent of
         Beneficial Ownership           Beneficial Ownership (1)      Class (2)
         --------------------           ------------------------      ----------

         John M. Jacobs
         300 Summers Street, Suite 970
         Charleston, WV  25351             15,083,460 (3)                12.5%

         Charles L. Stout and
         Marilyn Stout
         Route 1, Box 41J
         Bridgeport, WV  26330             13,025,000  (4)               10.8%

         William D. Jones and
         Cynthia B. Jones
         513 Georgia Avenue
         Chattanooga, TN  37403             9,060,000                     7.5%

         Frederick E. Ferguson and
         Sandra B. Ferguson
         Rt. 3, Box 408
         Fayetteville, WV 25840               750,000                     0.6%

         C. David Thomas
         PO Box 5157
         Charleston, WV 25361                 917,295                     0.8%

         All Executive Officers
         and Directors as a Group          16,750,755                     13.9%


(1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 6, 2002 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Based on 120,577,744 shares of common stock issued and outstanding as of September 6, 2002.

(3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP.

(4) Includes 25,000 shares held in the name of Applied Mechanics Corporation of which Charles L. Stout is President and a director and 500,000 shares held in the name of James R. Stout.

There are no outstanding arrangements that may result in a change in control of the Company.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As  described  in Item 6.  Management's  Discussion  and  Analysis of  Financial
Condition and Results of Operations, the Company previously acquired for a nominal amount all the right, title and interest in certain oil and gas properties located in Roane County, West Virginia from Applied Mechanics Corporation ("AMC"), a company affiliated with a principal shareholder and former director of the Company (Charles L. Stout). In connection with the sale of the properties in May 2001 to an unrelated third-party, AMC was appointed as agent to represent the Company and received a fee of $150,000 for its role in bringing a successful conclusion to the sale and transfer of the properties which netted the Company proceeds of $1.3 million.

For calendar years 1999 and 2000, the five-month period ended May 31, 2001, and fiscal year 2002, the Company's operating expenses were partially funded by advances from its principal shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties. Interest expense on such obligations amounted to $84,257 in calendar year 1999, $135,358 in calendar year 2000, and $61,097 for the five-month period ended May 31, 2001 and $58,158 for fiscal year ended May 31, 2002.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this Annual Report.

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
2.1 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
       FSI Acquisition Corp. and FS Investments, Inc. (1)

2.2 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
       J&C Acquisition Corp. and Jacobs & Company (1)

       Company's plan of acquisition, reorganization, arrangement, liquidation or succession

3.1    Company's Articles of Incorporation (2)

3.2    Company's By-laws (2)

21     Subsidiaries of Company                                           E-1

99.14a Certification by Chief Executive Officer                          99.14a

99.14b Certification by Principal Financial Officer                      99.14b

     (1) Incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2001.

     (2) Incorporated by reference to the Company's Registration Statement on Form 10.

(b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     1. On July 22, 2002, Nelx filed Form 8-K Reporting a change in Registrant's certifying accountant, as a result of the merger of Oatley & Hansen, P.C., the Registrant's prior accountant by Gordon, Hughes & Banks, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NELX, INC.
                                                (Registrant)

Dated:  September 12, 2002                   By:/s/John M. Jacobs
        --------------------------           -----------------------------------
                                             John M. Jacobs
                                             President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 12, 2002                   By:/s/John M. Jacobs
        -------------------------            -----------------------------------
                                             John M. Jacobs
                                             President, Director and
                                             Principal Financial Officer

Dated:  September 12, 2002                   By:/s/Frederick E. Ferguson
        -------------------------            -----------------------------------
                                             Frederick E. Ferguson
                                             Director

Dated:  September 12, 2002                   By:/s/C. David Thomas
        -------------------------            -----------------------------------
                                             C. David Thomas
                                             Director