Form 10QSB
period 2002-08-31
NELX INC
filed 2002-10-24
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002


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

                120,577,744 common shares as of October 21, 2002

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
ASSETS                                                                        August 31, 2002   May 31, 2002
                                                                              ---------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                                                 $         3,162   $      8,689
    Receivables                                                                       123,303         39,312
    Prepaid and other                                                                   9,204         10,688
                                                                              ----------------  ------------
      TOTAL CURRENT ASSETS                                                            135,669         58,689
                                                                              ----------------  ------------


FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $78,139 and $76,776 respectively                18,715         20,078
                                                                              ----------------  ------------

      TOTAL ASSETS                                                            $       154,384   $     78,767
                                                                              ================  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                                       $        46,193   $     50,000
    Current maturities of notes payable - related parties                             636,744        635,310
    Accounts payable                                                                  299,463        207,814
    Accrued expenses                                                                  361,283        335,571
    Other current liabilities
    Accrued interest payable                                                           41,368         33,449
                                                                              ----------------  ------------
      TOTAL CURRENT LIABILITIES                                                     1,385,051      1,262,144
                                                                              ----------------  ------------

LONG-TERM LIABILITIES
    Notes payable, less current maturities                                            150,000        100,000
    Notes payable, less current maturities - related parties                          332,562        226,681
                                                                              ----------------  ------------
      TOTAL LONG-TERM LIABILITIES                                                     482,562        326,681
                                                                              ----------------  ------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,577,744 shares issued and outstanding                            12,058         12,058
    Additional paid-in capital                                                      1,037,155      1,037,155
    Accumulated deficit                                                            (2,762,442)    (2,559,271)
                                                                              ----------------  -------------
      TOTAL STOCKHOLDERS' EQUITY                                                   (1,713,229)    (1,510,058)
                                                                              ----------------  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       154,384   $     78,767
                                                                              ===============   =============


                            See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                                                                Three Months Ended August 31,
                                                                              -------------------------------
                                                                              ----------------  -------------
                                                                                     2002             2001
                                                                              ----------------  -------------


REVENUE                                                                       $        89,743   $     97,135
                                                                              ----------------  -------------

EXPENSES
    General and administrative                                                        263,970        240,686
    Costs attributable to unconsummated acquisition                                         -         42,883
    Interest                                                                           27,581         15,717
    Depreciation and amortization                                                       1,363          1,200
                                                                              ----------------  -------------

      TOTAL EXPENSES                                                                  292,914        300,486
                                                                              ----------------  -------------

OTHER INCOME                                                                                -         27,414
                                                                              ----------------  -------------


NET INCOME (LOSS)                                                             $      (203,171)  $   (175,937)
                                                                              ================  =============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                                               $             -   $          -
                                                                              ================  =============

    WEIGHTED AVERAGE SHARES OUTSTANDING                                           120,577,744    120,577,744
                                                                              ================  =============



















                            See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                              Three Months Ended August 31,
                                                                              -------------------------------
                                                                              ----------------  -------------
                                                                                   2002             2001
                                                                              ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $      (203,171)  $   (175,937)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
         Salary imputed to shareholder                                                      -              -
         Depreciation and amortization                                                  1,363          1,200
         Cancellation of accounts payable per settlement agreement                          -        (24,255)
         Changes in operating assets and liabilities:
           Receivables                                                                (83,991)        (1,663)
           Prepaid and other current assets                                             1,484         12,245
           Accounts payable                                                            91,649        108,896
           Accrued expenses and other liabilities                                      33,631        (14,267)
                                                                              ----------------  -------------
            Net cash flows from (used for) operating activites                       (159,035)       (93,781)
                                                                              ----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                                                        -         (2,066)
                                                                              ----------------  -------------
            Net cash flows (used for) investing activities                                  -         (2,066)
                                                                              ----------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                                                  197,048              -
    Payment of related party debt                                                    (189,733)             -
    Proceeds from debt obligations                                                    150,000              -
    Repayment of debt obligations                                                      (3,807)      (434,626)
    Repayment of term notes payable                                                         -       (105,475)
                                                                              ----------------  -------------

            Net cash flows (used for) from Financing activities                       153,508       (540,101)
                                                                              ----------------  -------------

NET DECREASE IN CASH                                                                   (5,527)      (635,948)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                               8,689        771,886
                                                                              ----------------  -------------

CASH AND EQUIVALENTS, END OF PERIOD                                           $         3,162   $    135,938
                                                                              ================  =============


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                             $        19,662   $     84,704
    Income taxes paid                                                                       -              -












                            See accompanying notes.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended August 31, 2002, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in
Item 7. of Form 10-KSB filed by NELX on September 13, 2002.

Note B - Notes Payable

At August 31, 2002, related party borrowings amounted to $969,306. During the three month period ended August 31, 2002, borrowings from related parties amounted to $197,048 and repayments of principal on such related party borrowings amounted to $189,733. Additionally, $150,000 was borrowed by the Company from an unrelated party. The note is due October 2004, carries a stated interest rate of 10% per annum and is convertible into shares of NELX during its term at $.10 (ten cents) per share. The resulting unpaid balance of notes payable to unrelated parties amounted to $196,193.

Note C - Subsequent Event

On October 21, 2002, the Company borrowed an additional $150,000 from the aforementioned unrelated party upon similar repayment terms and conversion features. The lender has the ability to demand payment on this note on January 15, 2003.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2002
----------------------------------------------------------------------
NELX, Inc. (the "Company") experienced a loss for the three-month period ended August 31, 2002 in the amount of $203,171 as compared with a loss of $175,937 for the corresponding period ended August 31, 2001. Although, revenues for the corresponding periods reflect growth in both the Company's investment advisory business (Jacobs & Company) and in the Company's surety business (FS Investments, Inc. or "FSI"), operating expenses have also increased. Targeted marketing has been put into place, and other expenses have increased as the result of activities involving a proposed acquisition and related financing.

Net revenues for the three-month period ended August 31, 2002 were $89,743 versus $97,135 for the corresponding period ended August 31, 2001 representing a 7.6% decrease. This decrease was largely attributable to higher underwriting fees paid to third parties attributable to the surety segment of the business.

Quarterly revenues from the investment management segment were $73,394 for the three-month period ended August 31, 2002 versus $70,904 for the same period in the previous year, an increase of $2,490. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. Gross revenues for the quarter from the investment advisory segment were up approximately 3.5%, while investment advisory referral and distribution fees were up by approximately 1.2%.

Gross premium income of FSI collected for the three month period ended August 31, 2002 was $280,361, as compared to $268,305 for the corresponding period in the previous year. Quarterly revenues from the surety segment were $16,349 for the three-month period ended August 31, 2002 versus $26,231 for the same period in the previous year, a decrease of $9,882. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended August 31, 2002 were $292,914 as compared with $300,486 for the comparable period ended August 31, 2001, a decrease of $7,572. Included in general and administrative costs are expenses for the marketing programs undertaken with respect to the Company's investment advisory business of approximately $20,000 and expenses of approximately $20,000 attributable to investigation and possible financing of an acquisition target.

Increases of other general and administrative costs are attributable to increased market research and support services, increased production costs in the nature of travel, marketing and promotion, as well as a general increase in office costs attributable to the increase in business.

Interest expense for the three-month period ended August 31, 2002 was $27,581 as compared with $15,717 for the corresponding period ended August 31, 2001, as the result of increased indebtedness incurred to finance operations.

Other income of $27,414 for the period ended August 31, 2001 is comprised of the cancellation of a trade account payable in the amount of $24,255 pursuant to a settlement agreement first reached in May 1998 but not consummated until June 2001, and interest income in the amount of $3,159.

FUTURE DIRECTION OF COMPANY
---------------------------

The Company continues to focus its efforts on the expansion of the ongoing business activities of FSI and Jacobs & Company, namely insurance (surety) and investment management and advisory services.

Opportunities   for  increased   business  in  the  surety   markets   utilizing
collateralized bonding programs remain very promising as traditional surety programs continue to experience significant problems, leading to withdrawals of competitors from the marketplace. FSI also intends to take advantage of opportunities for the generation of income from consulting services in relation to the Company's surety business as they arise.

Additionally, recent conditions in the financial markets have resulted in a renewed focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Company for its clients. Through its marketing activities, the Company is striving to increase the number of its private clients and to increase the assets of the Jacobs & Company Mutual Fund. Additionally, the mutual fund provides an ideal vehicle for the collateralized surety bonding programs offered by FSI through its subsidiary Triangle Surety Agency, Inc. Management continues to believe this segment of its business holds much promise for growth.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Management is optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict. As of August 31, 2002, a deficiency in working capital exists as the Company's current liabilities exceeds its current assets by approximately $1,250,000. Management continues to meet operating deficits through primarily short-term borrowings and will attempt to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.

                           PART II - OTHER INFORMATION

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NELX, Inc.
                                       (Registrant)

Dated:  October 21, 2002                By: /s/  John M. Jacobs
        ----------------                ------------------------------------
                                        John M. Jacobs
                                        President and Director