Form 10QSB
period 2002-11-30
NELX INC
filed 2003-01-17
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002


                                   NELX, INC.

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


               300 Summers Street, Suite 970, Charleston WV 25301
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (304) 343-8171
                                                           --------------



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                120,577,744 common shares as of January 10, 2003

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                                                          November 30, 2002    May 31, 2002
                                                          -----------------    ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                               $     332          $   8,689
    Receivables                                                61,819             39,312
    Prepaid and other                                          15,270             10,688
                                                            -------------      -------------
      TOTAL CURRENT ASSETS                                     77,421             58,689
                                                            -------------      -------------


FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of
       $79,503 and $76,776, respectively                       17,352             20,078
                                                            -------------      -------------

      TOTAL ASSETS                                          $  94,773          $  78,767
                                                            =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                     $  40,219          $  50,000
    Current maturities of notes payable-related parties       593,781            635,310
    Accounts payable                                          205,793            207,814
    Accrued expenses                                          384,167            335,571
    Accrued interest payable                                   47,614             33,449
                                                            -------------      -------------
      TOTAL CURRENT LIABILITIES                             1,271,574          1,262,144
                                                            -------------      -------------

LONG-TERM LIABILITIES
    Notes payable, less current maturities                  $ 400,000          $ 100,000
    Notes payable, less current maturities-related parties    319,069            226,681
                                                            -------------      -------------
      TOTAL LONG-TERM LIABILITIES                             719,069            326,681
                                                            -------------      -------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value;
      500 million shares authorized: 120,577,744
      shares issued and outstanding                            12,058             12,058
    Additional paid-in capital                              1,037,155          1,037,155
    Accumulated deficit                                    (2,945,083)        (2,559,271)
                                                            -------------      -------------
      TOTAL STOCKHOLDERS' EQUITY                           (1,895,870)        (1,510,058)
                                                            -------------      -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  94,773          $  78,767
                                                            =============      =============






                            See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                                  Three Months Ended November 30,       Six Months Ended November 30,
                                               ---------------------------------------------------------------------------
                                                     2002               2001               2002                2001
                                               -----------------  -----------------  -----------------   -----------------

REVENUE                                              $  83,891         $   83,882        $   173,634          $  181,017
                                               -----------------  -----------------  -----------------   -----------------

EXPENSES
    General and administrative                         216,672            271,671            467,587             512,357
    Business development and financing                  20,773             53,823             33,827              96,706
    Interest                                            29,361             12,624             56,943              28,341
    Depreciation and Amortization                        1,363              1,200              2,727               2,400
                                               -----------------  -----------------  -----------------   -----------------

      TOTAL EXPENSES                                   268,169            339,318            561,084             639,804
                                               -----------------  -----------------  -----------------   -----------------

OTHER INCOME                                             1,637                186              1,637              27,600
                                               -----------------  -----------------  -----------------   -----------------

NET INCOME (LOSS)                                   $ (182,641)       $  (255,250)      $   (385,813)        $  (431,187)
                                               =================  =================  =================   =================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                     $        -        $         -       $          -         $         -
                                               =================  =================  =================   =================


    WEIGHTED AVERAGE SHARES OUTSTANDING            120,577,744        120,577,744        120,577,744         120,577,744
                                               =================  =================  =================   =================









                            See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                  Three Months Ended November 30,       Six Months Ended November 30,
                                               ---------------------------------------------------------------------------
                                                     2002               2001               2002                2001
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                          $       (182,641)  $       (255,250)  $       (385,813)   $       (431,187)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation and amortization                     1,363              1,200              2,727               2,400
        Cancellation of accounts payable
          per settlement agreement                                                                                (24,255)
        Changes in operating assets and liabilities:
          Receivables                                    61,484             (4,569)           (22,507)             (6,233)
          Prepaid and other current assets               (6,066)            (2,206)            (4,582)             10,040
          Accounts payable                              (93,670)           (51,266)            (2,021)             57,630
          Accrued expenses                               29,130             57,209             62,761              42,942
                                               -----------------  -----------------  -----------------   -----------------
NET CASH FLOWS FROM (USED) OPERATING ACTIVITIES        (190,400)          (254,882)          (349,435)           (348,663)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                          -             (1,146)                 -              (3,212)
                                               -----------------  -----------------  -----------------   -----------------
NET CASH FLOWS (USED) INVESTING ACTIVITIES                    -             (1,146)                 -               (3,212)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                    192,175                  -            389,224                   -
    Repayment of related party debt                    (248,632)                 -           (438,365)                  -
    Proceeds from debt obligations                      250,000            314,000            400,000             314,000
    Repayment of debt obligations                        (5,973)           (72,750)            (9,781)           (507,376)
    Repayment of term notes payable                           -            (78,264)                 -            (183,739)
                                               -----------------  -----------------  -----------------   -----------------

NET CASH FLOWS PROVIDED (USED) FROM
     FINANCING ACTIVITIES                               185,570            162,986            341,078            (377,115)
                                               -----------------  -----------------  -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                          (2,830)           (93,042)            (8,357)           (728,990)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 3,162            135,938              8,689             771,886
                                               -----------------  -----------------  -----------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD            $            332   $         42,896   $            332    $         42,896
                                               =================  =================  =================   =================


SUPPLEMENTAL DISCLOSURES:
    Interest paid                              $         21,335   $         10,335   $         42,778    $         95,038
    Income taxes paid                                         -                  -                  -                   -





                            See accompanying notes.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2002, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed by NELX, Inc. on September 13, 2002.

Note B - Notes Payable

At November 30, 2002, related party borrowings amounted to $912,850. During the six month period ended November 30, 2002, borrowings from related parties amounted to $389,224 and repayments of principal on such related party borrowings amounted to $438,365. During the three-month period ended November 30, 2002, $250,000 was borrowed by the Company from two unrelated parties. These notes are due in October 2004, carry a stated interest rate of 10% per annum and are convertible into shares of NELX during their term at $.10 (ten cents) per share. The resulting unpaid balance of notes payable to unrelated parties amounted to $440,219.

Note C - Subsequent Events

On December 30, 2002, the Company's wholly owned subsidiary Jacobs & Company entered into an agreement with the issuing company of its professional liability insurance policy wherein the issuing company advanced the sum of $304,360 for the exclusive purpose of providing Jacobs & Company with funds needed to make payment to the Jacobs & Company Mutual Fund as demanded by the Board of Directors of Advisors Series Trust (the "Board") relating to certain alleged
pricing   errors  for  which  the  Board  asserts  that  Jacobs  &  Company  has responsibility. The advance shall be repaid following the evaluation and ultimate determination of whether there is any covered Loss under the professional liability insurance policy.

During December 2002, the Company borrowed a total of $175,000 from two unrelated parties under convertible promissory notes. The notes are due October 2004, carry a stated interest rate of 10% per annum and are convertible into shares of NELX during their term at $.10 (ten cents) per share.

Note D - Reclassifications

Certain reclassifications have been made for consistent presentation.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2002
------------------------------------------------------------------------

The Company experienced a loss for the three-month period ended November 30, 2002 in the amount of $182,641 as compared with a loss of $255,250 for the corresponding period ended November 30, 2001, and a loss of $203,171 for the previous quarter ended August 31, 2002. Although revenues for the corresponding periods reflect no significant growth, the Company's operating expenses have decreased as direct and indirect mutual fund costs and legal and marketing expenses have decreased for the period.

Revenues for the three-month period ended November 30, 2002 were $83,891 as compared to $83,882 for the corresponding period ended November 30, 2001, representing a nominal increase. This increase is comprised of a .5% decrease in revenues attributable to the investment management segment and a 6.8% increase in premiums written through the surety segment of the Company's business, at improved gross margins. As compared to the previous quarter, revenues were down by approximately $5,861 (from $89,743).

Quarterly revenues from the investment management segment were $77,565 for the three-month period ended November 30, 2002 as compared with $77,962 for the same period in the previous year, a decrease of $397. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. For the preceding three-month period ended August 31, 2002, such revenues amounted to $73,394.

Quarterly revenues from the surety segment were $6,326 for the three-month period ended November 30, 2002 versus $5,920 for the same period in the previous year, an increase of $406, and as compared with $16,349 for the previous quarter ended August 31, 2002. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended November 30, 2002 were $268,169 as compared with $339,318 for the comparable period ended November 30, 2001, a decrease of $71,149. such decrease was attributable to a decrease in general and administrative expense of $54,999 and a $33,050 decrease in costs attributable to business development and financing (classified in previous reports as costs of unconsummated acquisitions). Interest expense increased by $16,737 during this period.

Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs absorbed approximately $19,566 of the Fund's operating expenses during the three-month period ended November 30, 2002 compared with $18,029 for the previous three months. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to seven years. For the three-month period ended November 30, 2002, the Fund's investment advisory fees amounted to $26,014 as compared with $26,846 for the previous quarter, the difference being largely attributable to market fluctuations in the value of the assets of the Fund.

As compared with the previous quarter, general and administrative expense decreased by approximately $47,298 from $263,970 for the three-month period ended August 31, 2002 to $216,672 for the three-month period ended November 30, 2002. This decrease is primarily attributable to reduced legal, marketing and educational expenses incurred during the period.

Interest expense for the three-month period ended November 30, 2002 was $29,361 as compared with $12,624 for the corresponding period ended November 30, 2001. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2002
----------------------------------------------------------------------

For the six-month period ended November 30, 2002, the Company experienced a loss of $385,813 as compared with a loss of $431,187 for the corresponding period ended November 30, 2001.

Revenues for the six-month period ended November 30, 2002 were $173,634 versus $181,017 for the corresponding period ended November 30, 2001 representing a 4.08% decrease. This decrease is comprised of a 1.6% increase in revenues attributable to the investment management segment and a 32.3% decrease in revenues attributable to the surety segment of the business.

Revenues from the investment management segment were $153,023 for the six-month period ended November 30, 2002 as compared with $150,566 for the same period in the previous year, an increase of $2,457. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from period to period, with any large fluctuations being attributable to the growth or loss of assets under management.

Revenues from the surety segment were $20,611 for the six-month period ended November 30, 2002 as compared with $30,451 for the same period in the previous year, a decrease of $9,840. Revenue for this segment of the business is typically more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods would normally reflect the overall growth or loss of business, but in this case is largely attributable to a reduction in the commission rate paid by the principal market in which the Company places its business.

Operating expenses for the six-month period ended November 30, 2002 were $561,084 as compared with $639,804 for the comparable period ended November 30, 2001, a decrease of $78,720. The principal elements accounting for this reduction are business development and financing expenses which were $33,827 for the six month period ended November 30, 2002, as compared to $96,706 for the comparable period ended November 30, 2001 and legal and professional expenses which were $40,888 for the six month period ended November 30, 2002, as compared to $59,723 for the comparable period ended November 30, 2001.

Interest expense for the six-month period ended November 30, 2002 was $56,943 as compared with $28,341 for the corresponding period ended November 30, 2001. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

Finally, other income of $1,637 for the six-month period ended November 30, 2002 compares with $27,600 for the six-month period ended November 30, 2001. Other income in 2001 was comprised of the cancellation of a trade account payable in the amount of $24,255 pursuant to a settlement agreement first reached in May 1998 but not consummated until June 2001, and interest income in the amount of $3,345. The cancellation of the trade payable was a nonrecurring item, accounting for the substantial reduction.

FUTURE DIRECTION OF COMPANY
---------------------------

The Company is focusing its efforts on the expansion of the ongoing business activities of Jacobs & Co., namely investment management and advisory services, and secondarily to the insurance (surety) business of its wholly owned subsidiary FS Investments, Inc. (FSI).

Recent conditions in the financial markets have resulted in a renewed focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Co. for its clients. In addition to growing the number of private clients, the Jacobs & Company Mutual Fund (which mirrors investment strategies of Jacobs & Co.'s private client account) holds much promise for capturing additional investment management business. Additionally, the mutual fund provides an ideal vehicle for the collateralized surety bonding programs offered by FSI through its subsidiary Triangle Surety Agency, Inc. Management continues to believe this segment of its business holds much promise for growth.

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

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Management remains optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict. As of November 30, 2002, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $1,190,000. Management has met operating deficits for the three months ended November 30 through short-term borrowings and will attempt to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                           None.


ITEM 2.           CHANGE IN SECURITIES

                           None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                           None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.


ITEM 5.           OTHER INFORMATION

                           None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Certifications:
                              Exhibit 99.15a
                              Exhibit 99.15b

                  (b)      None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NELX, Inc.
                                                     (Registrant)

Dated:  January 17, 2003              By:      /s/  John M. Jacobs
        ----------------              ----------------------------------------
                                                    John M. Jacobs
                                                    President and Director