Form 10QSB
period 2003-02-28
NELX INC
filed 2003-04-25
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003


                                   NELX, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


======================================== ===================================== =====================================
                KANSAS                                 0-21210                              84-09223335
                ------                                 -------                              -----------
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

                120,708,509 common shares as of April 17, 2003

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                                                                                     February 28, 2003     May 31, 2002
                                                                                     -----------------     ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $          1,002    $         8,6892
    Receivables                                                                                81,204              39,312
    Prepaid and other                                                                          13,160              10,688
                                                                                     ------------------  -----------------
      TOTAL CURRENT ASSETS                                                                     95,366              58,689
                                                                                     ------------------  -----------------

FURNITURE AND EQUIPMENT,
    NET OF ACCUMULATED DEPRECIATION OF $80,866 AND $76,776, RESPECTIVELY                       15,988              20,078
                                                                                     ------------------  -----------------


      TOTAL ASSETS                                                                   $        111,354    $         78,767
                                                                                      =================  =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                                              $         40,219    $         50,000
    Current maturities of notes payable - related parties                                     500,937             635,310
    Accounts payable                                                                          211,472             207,814
    Accrued expenses                                                                          411,278             335,571
    Accrued interest payable                                                                   51,855              33,449
                                                                                     ------------------  -----------------
      TOTAL CURRENT LIABILITIES                                                             1,215,761           1,262,144
                                                                                     ------------------  -----------------

LONG-TERM LIABILITIES
    Notes payable, less current maturities                                                    562,500             100,000
    Notes payable, less current maturities - related parties                                  383,505             226,681
                                                                                     ------------------  -----------------
      TOTAL LONG-TERM LIABILITES                                                              946,005             326,681
                                                                                     ------------------  -----------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,577,744 shares issued and outstanding                                    12,058              12,058
    Additional paid-in capital                                                              1,034,155           1,037,155
    Accumulated deficit                                                                    (3,096,625)         (2,559,271)
                                                                                     ------------------  -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                           (2,050,412)         (1,510,058)
                                                                                     ------------------  -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        111,354    $         78,767
                                                                                     ==================  =================




                            See accompanying notes.
                                      F-1

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended February 28,       Nine Months Ended February 28,
                                               ---------------------------------------------------------------------------
                                                     2003               2002               2003                2002
                                               -----------------  -----------------  -----------------   -----------------

REVENUE                                        $        77,658    $        68,264    $       252,928     $       249,281
                                               -----------------  -----------------  -----------------   -----------------

EXPENSES
    General and administrative                         199,191            299,790            592,576             812,146
    Business development and financing                       -             68,715            105,761             165,420
    Interest                                            28,646             21,025             87,857              49,366
    Depreciation and amortization                        1,363              2,400              4,090               4,800
                                               -----------------  -----------------  -----------------   -----------------

      TOTAL EXPENSES                                   229,200            391,930            790,284           1,031,732
                                               -----------------  -----------------  -----------------   -----------------

OTHER INCOME                                                 -                 49                  2              27,648
                                               -----------------  -----------------  -----------------   -----------------

NET INCOME (LOSS)                              $      (151,542)   $      (323,617)   $      (537,354)    $      (754,803)
                                               =================  =================  =================   =================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                $             -    $             -    $             -     $         (0.01)
                                               =================  =================  =================   =================


    WEIGHTED AVERAGE SHARES OUTSTANDING            120,577,744        120,577,744        120,577,744         120,577,744
                                               =================  =================  =================   =================









                            See accompanying notes.
                                      F-2

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                  Three Months Ended February 28,       Nine Months Ended February 28,
                                               ---------------------------------------------------------------------------
                                                     2003               2002               2003                2002
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                          $       (151,542)  $       (323,617)  $       (537,354)   $       (754,803)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Salary imputed to shareholder                         -                  -                  -                   -
        Depreciation and amortization                     1,363              2,400              4,090               4,800
        Cancellation of accounts payable
          per settlement agreement                                                                                (24,255)
        Changes in operating assets and liabilities:
          Receivables                                   (19,385)            24,027            (41,892)             17,795
          Prepaid and other current assets                2,110              4,377             (2,472)             14,416
          Accounts payable                                5,680            (44,537)             3,658              13,093
          Accrued expenses and other liabilities         31,352             74,564             94,113             117,505
                                               -----------------  -----------------  -----------------   -----------------
Net cash flows from (used ) operatiing activities      (130,422)          (262,786)          (479,857)           (611,449)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                          -            (10,479)                 -             (13,691)
                                               -----------------  -----------------  -----------------   -----------------
    Net cash flows (used ) investing activities               -            (10,479)                 -              (13,691)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                    152,065                               541,289
    Repayment of related party debt                    (183,473)                 -           (621,838)                  -
    Proceeds from debt obligations                      162,500            512,904            562,500             826,904
    Repayment of debt obligations                             -           (200,201)            (9,781)           (707,577)
    Repayment of term notes payable                           -            (82,334)                 -            (266,073)
                                               -----------------  -----------------  -----------------   -----------------

Net cash flows (used ) from financing activities        131,092            230,369            472,170            (146,746)
                                               -----------------  -----------------  -----------------   -----------------

NET INCREASE IN CASH                                        670            (42,896)            (7,687)           (771,886)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   332             42,896              8,689             771,886
                                               -----------------  -----------------  -----------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD            $          1,002   $              -   $          1,002    $              -
                                               =================  =================  =================   =================


SUPPLEMENTAL DISCLOSURES:

    Interest paid                              $         24,405   $         13,935   $         69,451    $        108,973
    Income taxes paid                                         -                  -                  -                   -









                            See accompanying notes.
                                      F-3

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 28, 2003, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed by NELX, Inc. on September 13, 2002.

Note B - Notes Payable

At February 28, 2003, related party borrowings amounted to $884,442. During the nine month period ended February 28, 2003, borrowings from related parties amounted to $541,289 and repayments of principal on such related party borrowings amounted to $621,838. During the three month period ended February 28, 2003, $162,500 was borrowed by the Company from two unrelated parties and $75,000 was borrowed from a related party. These notes are due in October 2004, carry a stated interest rate of 10% per annum and are convertible into shares of NELX during their term at $.10 (ten cents) per share. The resulting unpaid balance of notes payable to unrelated parties amounted to $602,719.

Note C - Events Subsequent to February 28, 2003

In May of 2002, the Board of Trustees of Advisors Series Trust determined that certain securities held by the Jacobs & Company Mutual Fund (the "Fund") were incorrectly priced. A demand was made on Jacobs & Company as investment adviser to the Fund in November 2002, and Jacobs & Company agreed to pay to the Fund the amount required to avoid a charge to the accounts of shareholders of the Fund. Jacobs & Company has filed claims with its insurers for its loss arising out of these circumstances. In December 2002, Jacobs & Company paid $20,000 to the Fund, and one of its insurers paid $304,360.28 to the Fund on behalf of Jacobs & Company. The insurer treated the amount paid as an advance, pending the full investigation and settlement of the claim of Jacobs & Company. There remains $27,966.60 in expenses incurred by the Fund for which reimbursement is sought by the Fund from Jacobs & Company. These expenses are included in the claims filed with the insurers by Jacobs & Company. The claims of Jacobs & Company remain under investigation by the insurers. On March 24, 2003, the Company paid an outstanding invoice in the amount of $13,176.41 for services rendered to the Company by Investor Relations Company ("IRC") by the issuance to IRC of shares of the Company's common stock. Based on an agreed valuation of $.10 per share for the Company's stock, 131,765 shares were issued by the Company to IRC in full satisfaction of the invoice.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note C - Events Subsequent to February 28, 2003 (cont'd)

During March 2003, the Company borrowed $50,000 from an unrelated party under a convertible promissory note. The note is due October 2004, carries a stated interest rate of 10% per annum and is convertible into shares of NELX during their term at $.10 (ten cents) per share.

Note D - Reclassifications

Certain reclassifications have been made for consistent presentation.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2003
------------------------------------------------------------------------

The Company experienced a loss for the three-month period ended February 28, 2003 in the amount of $151,542 as compared with a loss of $323,617 for the corresponding period ended February 28, 2002.

Revenues for the three-month period ended February 28, 2003 were $77,658 as compared to $68,264 for the corresponding period ended February 28, 2002, representing a 13.8% increase. This increase is comprised of a 15.0% Increase in revenues attributable to the investment management segment and a 9.3% decrease in premiums written through the surety segment of the Company's business.

Quarterly revenues from the investment management segment were $74,437 for the three-month period ended February 28, 2003 AS compared with $64,710 for the same period in the previous year, an increase of $9,727. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

Quarterly revenues from the surety segment were $3,222 for the three-month period ended February 28, 2003 versus $3,554 for the same period in the previous year, a decrease of $322. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended February 28, 2003 were $229,200 as compared with $391,930 for the comparable period ended february 28, 2002, a decrease of $162,730. Such decrease was attributable to a decrease in general and administrative expense of $100,599 and a $68,715 decrease in costs attributable to business development and financing (classified in previous reports as costs of unconsummated acquisitions). Interest expense increased by $7,621 during this period.

Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs absorbed approximately $17,043 of the Fund's operating expenses during the three-month period ended February 28, 2003. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to seven years. For the three-month period ended February 28, 2003, the Fund's investment Advisory fees amounted to $28,278 as compared to $24,698 for the corresponding three-month period ended February 28, 2002.

Interest expense for the three-month period ended February 28, 2003 was $28,646 as compared with $21,025 for the corresponding period ended February 28, 2002. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2003
-----------------------------------------------------------------------

For the nine-month period ended February 28, 2003, the Company experienced a loss of $537,354 as compared with a loss of $754,803 for the corresponding period ended February 28, 2002.

Revenues for the nine-month period ended February 28, 2003 were $252,928 versus $249,281 for the corresponding period ended February 28, 2002 representing a 1.5% increase. This increase is comprised of a 6.4% increase in revenues attributable to the investment management segment and a 29.9% decrease in revenues attributable to the surety segment of the business.

Revenues from the investment management segment were $229,094 for the nine-month period ended February 28, 2003 as compared with $215,276 for the same period in the previous year, an increase of $13,818. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from period to period, with any large fluctuations being attributable to the growth or loss of assets under management.

Revenues from the surety segment were $23,833 for the nine-month period ended February 28, 2003 as compared with $34,005 for the same period in the previous year, a decrease of $10,172. Revenue for this segment of the business is typically more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods would normally reflect the overall growth or loss of business, but in this case is largely attributable to a reduction in the commission rate paid by the principal market in which the Company places its business.

Operating expenses for the nine-month period ended February 28, 2003 were $790,284 as compared with $1,031,732 for the comparable period ended February 28, 2002, a decrease of $241,448. The principal elements accounting for this reduction are mutual fund direct costs and expenses which were $22,062 for the nine-month period ended February 28, 2003, as compared to $124,689 for the comparable period ended February 28, 2002 and acquisition-related expenses which were $105,760 for the nine- month period ended February 28, 2003, as compared to $165,420 for the comparable period ended February 28, 2002.

Interest expense for the nine-month period ended February 28, 2003 was $87,857 as compared with $49,366 for the corresponding period ended February 28, 2002. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

FUTURE DIRECTION OF COMPANY
---------------------------

The Company is focusing its efforts on the expansion of the ongoing business activities of Jacobs & Company, namely investment management and advisory services, and secondarily to the insurance (surety) business of NELX's wholly owned subsidiary FS Investments, Inc. (FSI).

Recent conditions in the financial markets have resulted in a focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Co. for its clients, including the Jacobs & Company Mutual Fund. In addition to growing the number of private clients, Jacobs & Co. is working to develop additional distribution channels for the Mutual Fund, which holds much promise for capturing additional investment management business. Additionally, the Mutual Fund provides an ideal vehicle for the collateralized surety bonding programs offered by FSI through its subsidiary Triangle Surety Agency, Inc. Management continues to believe this segment of its business holds much promise for growth.

The Company has been working to develop strategic alliances with insurance companies that will adopt collateralized bonding programs. Traditional surety programs continue to experience significant problems, and the lack of availability of bonding to many market segments has become critical. FSI is reviewing possible insurance company acquisition targets and, as an alternative, is seeking program management relationships that will enable it to expand the distribution of its surety programs to fill this market niche.

ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Management remains optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict. As of February 28, 2003, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $1,120,000. Management has met operating deficits for the nine months ended February 28, 2003 through short-term borrowings and will attempt to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.


ITEM 2. CHANGE IN SECURITIES

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  None.

     (b)  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NELX, Inc.
                                          (Registrant)

Dated:  April 24, 2003                    By:/s/  John M. Jacobs
        --------------                    -------------------------------------
                                          John M. Jacobs
                                          President and Director