Form 10KSB
period 2003-05-31
NELX INC
filed 2003-09-12
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2003


                                   NELX, INC.
                                 -------------
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

                                  Yes x No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information amendment to this Form 10-KSB. [x]

State the issuer's revenues for the most recent fiscal year.  $344,621

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on August 28, 2003:
$2,414,349 (80,478,289 shares at $.03 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 120,708,509 common shares as of August 28, 2003.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
Item 1. Description of Business...............................................4

Item 2. Description of Property...............................................4

Item 3. Legal Proceedings.....................................................5

Item 4. Submission of Matters to a Vote of Security Holders...................5

                                     PART II

Item 5. Market for Common Equity and Related
        Stockholder Matters...................................................5

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................6

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

FSI, incorporated in 1997 in West Virginia, is a holding company that was organized to develop surety business through the formation or acquisition of subsidiaries engaged in the issuance of surety bonds collateralized by investment accounts that are professionally managed by Jacobs & Co. Through its wholly-owned subsidiary, Triangle Surety Agency, Inc. ("Triangle Surety"), FSI is actively engaged in the placement with insurance companies of surety bonds, with an emphasis on clients engaged in regulated industries.

Jacobs & Co., incorporated in 1988 in West Virginia, is a SEC registered investment advisory firm whose executive offices are located in Charleston, West Virginia. Jacobs & Co. provides fee based investment advisory services to institutions and individuals, including the Jacobs & Company Mutual Fund (the "J&C Fund" or the "Fund"), which was organized in June 2001 as a series of the Advisors Series Trust.

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

ITEM 2. PROPERTIES

Through its wholly-owned subsidiary, Crystal Mountain Water, Inc. ("CMW"), the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $150 per month until October 2006, with automatic options to extend the leasehold for two (2) additional ten-year terms extending through October 2026. CMW has the right to cancel the lease upon sixty (60) days written notice at any time. The property is presently not being actively explored or developed. During the 2002 fiscal year, management evaluated the lease and determined the development was not currently feasible. Accordingly, the Company recorded an impairment of $116,661 to its investment in the lease. Opportunities will continue to be explored as they arise with respect to the development or sale of the leasehold interest.

ITEM 3. LEGAL PROCEEDINGS

During 2000, the Company's subsidiary, FSI, negotiated for the acquisition of an insurance company located in Kentucky. Prior to closing the transaction, the sellers refused to go forward with the transaction. FSI brought a cause of action in the United States District Court for the Eastern District of Kentucky for breach of contract seeking damages. The defendant filed a counterclaim against FSI for fraud in the inducement and negligent misrepresentation. In March 2002, the United States District Court for the Eastern District of Kentucky issued an order for summary judgement in favor of the defendants with respect to FSI's cause of action. In exchange for FSI's agreement not to appeal the decision, the defendants dropped their counterclaim and the matter was dismissed.


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

                                         High                      Low
                                         -----                     ----

Fiscal Year Ended May 31, 2003

         4th Quarter                      .07                       .03
         3rd Quarter                      .035                      .011
         2nd Quarter                      .04                       .015
         1st Quarter                      .04                       .02


Fiscal Year Ended May 31, 2002

         4th Quarter                      .05                       .03
         3rd Quarter                      .05                       .03
         2nd Quarter                      .07                       .025
         1st Quarter                      .10                       .025

As of August 28, 2003, there were approximately 540 holders of record of the Company's common stock.

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

Results of Operations for the Year Ended May 31, 2003
-----------------------------------------------------

The Company suffered an operating loss in fiscal 2003 of $703,000. Two principal factors influenced the results of operations for the fiscal year, both by limiting the anticipated growth in revenues of the Company.

First, the performance of the equity markets was negative notwithstanding a rally late in the first quarter of 2003. While overall the accounts managed by Jacobs & Co. performed well relative to the major indexes, they did not participate fully in the spring rally.

Second, several of the few remaining underwriters of permit and miscellaneous surety bonds almost totally withdrew from the marketplace, leaving surety agencies, such as Triangle Surety, without a product to market and companies (except for the most financially able) requiring surety bonds to engage in their intended business activities unable to obtain surety bonds hampering pursuit of their business plans.

Notwithstanding these extremely troubled times and principally as the result of Jacobs & Co.'s marketing efforts, the Company was able to increase the assets under management of its investment advisory segment, and slightly increase revenues from that source.

Corporate expenses were significantly down in fiscal 2003, based principally on the Company's having suffered the financial effects of strengthening the organization, building infrastructure and suffering an impairment loss with respect to our mineral spring lease and the expenses of an ultimately unproductive litigation in fiscal 2002. Somewhat offsetting the impact of management's efforts at cost savings was an unanticipated increase in expenses associated with the J&C Fund arising out of a pricing error that, with the help of insurance, the Company elected to absorb rather than allowing the administrator to impose on the Fund shareholders.

While the J&C Fund is responsible for its own operating expenses, to assure the viability of the Fund and in accordance with industry practice, upon the organization of the Fund, Jacobs & Co., as the investment adviser, agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. During fiscal 2003, Jacobs bore $52,980 of expenses of the J&C Fund pursuant to its expense limitation agreement, while earning $108,430 in investment advisory fees from the Fund. As the result of the growth in the net assets of the Fund, since May, 2002, investment advisory fees have exceeded Jacobs & Co.'s obligations under the expense limitation agreement. With continuing growth of the Fund's net assets as the result of the Company's marketing efforts, management expects that in fiscal 2004 the Fund will contribute significantly to Company revenues.

Comparison of Results of Operations for Fiscal 2003 with Fiscal 2002
--------------------------------------------------------------------

The Company experienced a loss for the year ended May 31, 2003 in the amount of $703,152 as compared with a loss of $1,141,755 for its year ended May 31, 2002. The substantial reduction in the loss is attributable to a number of factors that are summarized below.

Revenues for fiscal 2003 were $344,621 versus $370,812 for fiscal 2002. Based on the extreme limitations in the availability of surety bonds, revenues of the Company's surety segment decreased from $36,918 in fiscal 2002 to $32,538 in fiscal 2003. Revenues of the Company's investment advisory segment increased from $293,163 to $306,259. This increase in the investment advisory segment reflects a decrease in the market value of client accounts, offset by an increase in assets under management resulting from net new client accounts of Jacobs & Co.

Operating expenses for fiscal 2003 were $1,047,773 as compared with $1,512,567 for fiscal 2002. The majority of this decrease is attributable to nonrecurring expenses including the $116,661 write down of the Company's leasehold interest in a mineral water spring (see Item 2 above) and the direct costs of $183,458 incurred in the litigation that has now ended (see Item 3 above). The balance of the decrease in general and administrative costs can be associated with the overall decrease in general office and other administrative expense.

Interest  expense for fiscal 2003 was  $125,443  as  compared  with  $85,503 for fiscal 2002. The substantial increase in interest expense is largely attributable to the Company's continued debt financing of operations and substantial deficit in working capital.

Contractual Obligations
-----------------------

The following table lists our significant liabilities at May 31, 2003:

                                                                 Payments Due by Period
                                           Less than                                      After
Contractual Obligations:                     1 Year        2-3 Years        4-5 Years    5 Years       Total
Long-term debt                              $ 48,929       $ 550,000         $     0      $   0     $  598,929
Long-term debt to Related Parties
                                             642,354         398,719               0          0      1,041,073
Operating leases                              17,749          23,792           3,995          0         45,536
                                            --------        --------         -------       -----     ---------
Total contractual cash obligations
                                            $709,032       $ 972,511         $ 3,995      $   0     $1,685,538
                                            ========        ========         =======       =====     =========

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

Future Direction of Company
---------------------------

The Company intends to focus its efforts on the expansion of the ongoing business activities of Jacobs & Co. and FSI, namely investment management and advisory services and insurance (surety).

Recent conditions in the financial markets have resulted in a focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Co. for its clients. The investment strategies of Jacobs have generally outperformed relevant market indices. For example, the performance of the J&C Fund (which mirrors the investment strategies of Jacobs' private client accounts) was 2.86% better than the Lipper Balanced Fund Index for the 12 months ended January 31, 2003. Effectively marketing the services of Jacobs & Co. and increasing avenues for the distribution of the J&C Fund will be a principal focus of management in the coming year. Acquisitions of complementary investment advisory businesses will also be considered.

Surety bonds have become unavailable to all but the most financially able companies. The collateralized bonding programs developed by FSI remain very promising if an insurance company will emerge to fill this vacuum in the marketplace. FSI is reviewing possible acquisitions of, and /or agency relationships with, an insurance company that would enable it to expand the distribution of its surety programs to fill this market niche. In addition, FSI will attempt to take advantage of opportunities for the generation of income from consulting services in relation to its surety business as they arise.

In order to secure, and provide a continuing incentive to, the employment of key employees of the Company, on July 17, 2003, the Board of Directors adopted the NELX, Inc. Stock Incentive Plan (the "Plan"). The Plan authorizes issuance of up to 25 million common shares for awards to employees, non-employee directors, and other service providers. The Compensation Committee of the Board of Directors will administer the Plan and may issue awards in the form of options, restricted stock, stock appreciation rights or other equity derivatives. On or about August 1, 2003, awards of options to acquire up to 21 million common shares at a strike price of $.04 per share were issued to employees of the Company. The options have a term of five years, and, of the total number issued, four million may be exercised immediately, with the remainder becoming exerciseable over time, conditioned upon continued employment with the Company by the holder.

Analysis of Financial Condition
-------------------------------

Management is optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict and may depend in part upon the availability of financing. As of May 31, 2003, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $1,277,845. Additionally, the Company's current monthly expenses exceed its revenues by an estimated $25,000 per month.

Recognizing the potential cash flow shortages that the Company may be facing within the next six to twelve months as its business continues to develop, management will seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. Based on preliminary discussions with potential investors, management believes that opportunities for such private placements exist, although the Company cannot be certain that it will be able to obtain such funds.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 7:

                                                                        Page

         Table of Contents                                              F-1

         Report of Independent Public Accountants                       F-2

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

NELX, INC.
CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS'                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS -

   Balance Sheet                                                          F-3

   Statement of Operations                                                F-4

   Statement of Cash Flows                                                F-5

   Statement of Changes in Stockholders' Equity (Deficit)                 F-6

   Notes to Consolidated Financial Statements                             F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors
NELX, INC.
Charleston, West Virginia


We have audited the accompanying consolidated balance sheet of NELX, INC. as of May 31, 2003, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of NELX, INC. at May 31, 2003, and the results of its operations and its cash flows for the years ended May 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/s/Gordon, Hughes & Banks, LLP
------------------------------
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
July 17, 2003

NELX, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2003


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $      824
    Receivables                                                          44,123
    Prepaid and other                                                    11,262
                                                                    -----------
      TOTAL CURRENT ASSETS                                               56,209

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $82,269                           16,942
                                                                    -----------

      TOTAL ASSETS                                                  $    73,151
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current maturities of notes payable                             $    48,929
    Current maturities of notes payable - related parties               642,354
    Accounts payable                                                    211,258
    Accrued interest payable                                             53,427
    Accrued expenses                                                    378,086
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                       1,334,054

LONG-TERM LIABILITIES
    Notes payable, less current maturities                              550,000
    Notes payable, less current maturities - related parties            398,719
                                                                    -----------
      Total long-term liabilities                                       948,719

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,709,510 shares issued and outstanding              12,071
    Additional paid-in capital                                        1,040,730
    Accumulated deficit                                              (3,262,423)
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (2,209,622)
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $    73,151
                                                                    ===========


                            See accompanying notes.
                                      F-3

NELX, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                         Year Ended May 31,
                                                    ----------------------------
                                                         2003           2002
                                                    --------------- ------------

REVENUE                                                 $  344,621  $   370,812
                                                        ----------    ----------
EXPENSES
    General and administrative                             742,864      909,009
    Mutual fund costs                                      173,974      163,149
    Interest                                               125,443       85,503
    Depreciation and amortization                            5,492        6,787
    Costs attributable to unconsummated acquisition              -      183,458
    Impairment of undeveloped mineral spring lease               -      116,661
    Acquisition related expenses                                 -       48,000
                                                        ----------    ----------

      Total expenses                                     1,047,773    1,512,567
                                                        ----------    ----------

NET (LOSS)                                              $ (703,152) $(1,141,755)
                                                        =========== ============


BASIC AND DILUTIVE NET (LOSS) PER SHARE:

    NET (LOSS) PER SHARE                                $    (0.01)     $ (0.01)
                                                        =========== ============

    WEIGHTED AVERAGE SHARES OUTSTANDING                120,601,931  120,577,744
                                                        =========== ============


                            See accompanying notes.
                                      F-4

NELX, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     Year Ended May 31,
                                                               -------------------------------
                                                                    2003            2002
                                                               --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                     $ (703,152)    $(1,141,755)
    Adjustments to reconcile net (loss) to
      net cash provided by operating activities
         Depreciation                                                   5,492           6,787
         Stock issued to settle account payable                         6,588               -
         Impairment of undeveloped mineral spring lease                     -         116,661
         Changes in operating assets and liabilities:
           Receivables                                                 (4,811)          3,545
           Prepaid and other current assets                              (574)         17,178
           Accounts payable and bank overdraft                          3,444          26,442
           Accrued expenses                                            62,493         256,537
                                                                   ----------     -----------
               Net cash flows provided (to) operating activities     (630,520)       (714,605)
                                                                   ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                                   (2,356)        (14,120)
                                                                   ----------     -----------
               Net cash flows provided from (to) investing activities  (2,356)        (14,120)
                                                                   ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                                  946,042       1,027,878
    Repayment of related party debt                                  (769,960)     (1,137,350)
    Proceeds from debt obligations                                    460,000         150,000
    Repayment of debt obligations                                     (11,071)        (75,000)
                                                                   ----------     -----------
               Net cash flows provided from (to) financing activities 625,011         (34,472)
                                                                   ----------     -----------

NET INCREASE (DECREASE) IN CASH                                        (7,865)       (763,197)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                               8,689         771,886
                                                                   ----------     -----------

CASH AND EQUIVALENTS, END OF PERIOD                                $      824     $     8,689
                                                                   ==========     ===========


SUPPLEMENTAL DISCLOSURES
    Interest paid                                                  $  105,465     $   124,480
    Income taxes paid                                                       -               -
    Non-cash investing and financing transactions:
      Warrants issued (rescinded) with related party debt              (3,000)          3,000


                            See accompanying notes.
                                      F-5

NELX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                     Additional
                                                             Common Stock             Paid- In        Accumulated
                                                       -------------------------                 ---------------------
                                                        Shares           Amount       Capital           Deficit           Total
                                                       ------------------------- ---------------------------------------------------

Balance, May 31, 2001                                   120,577,745    $ 12,058     $ 1,034,155       $(1,417,516)      $ (371,303)

    Detachable warrants issued with debt instrument               -           -           3,000                 -            3,000

    Net (loss), year ended May 31, 2002                           -           -               -        (1,141,755)      (1,141,755)
                                                        -----------    ---------    ------------      ------------      -----------

Balance, May 31, 2002                                   120,577,745      12,058       1,037,155        (2,559,271)      (1,510,058)

    Issuance of stock to settle account payable             131,765          13           6,575                 -            6,588

    Rescission of warrants issued in 2002                         -           -          (3,000)                -           (3,000)

    Net (loss), year ended May 31, 2003                           -           -               -          (703,152)        (703,152)
                                                        -----------    ---------    ------------      ------------      -----------

Balance, May 31, 2003                                   120,709,510    $ 12,071     $ 1,040,730       $(3,262,423)     $(2,209,622)
                                                        ===========    =========    ============      ============      ===========


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

Liquidity and Going Concern
---------------------------
These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately $703,000 and $1,142,000 for the years ended May 31, 2003 and 2002, and as of May 31, 2003 had a $1,277,845 working capital deficit and a $2,209,622 stockholders' deficit. Management intends to continue with steps it has taken to improve cash flow through operations and pursuit of viable joint venture opportunities. Management may seek to raise additional funds through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to obtain such funds, nor is it able to currently determine whether it will be able to maintain its status as a going concern.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of NELX, Inc. and its majority owned subsidiaries, after the elimination of intercompany transactions.

NELX, INC.
Notes to Consolidated Financial Statements


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

Recent Accounting Pronouncements
--------------------------------
In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 establishes revised accounting rules for recording a liability for costs associated with an exit or disposal activity when such liability has occurred rather than when a company has committed itself to the exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have an effect on the Company's financial position or results of operations given the Company's current operating activities.

SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued in December 2002 and is not expected to apply to the Company's current or planned activities.

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS No. 148). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) to provide alternative methods of transition for a

NELX, INC.
Notes to Consolidated Financial Statements

voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has not issued any stock-based employee compensation in fiscal 2003, and does not anticipate that this pronouncement will result in any impact on these financial statements.

In April 2003, the FASB approved SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is not expected to apply to the Company's current or planned activities.

In June 2003, the FASB approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.

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

NELX, INC.
Notes to Consolidated Financial Statements

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

Investment in Undeveloped Mineral Spring Lease
----------------------------------------------
During 2002, the Company explored opportunities for development of its investment in an Arkansas mineral spring lease but determined none were currently feasible. Accordingly, the Company recorded an impairment expense of $116,661 to write down its investment.

The Company is obligated under the lease agreement for monthly payments of approximately $150 through October 2006, with options to extend the lease for two additional ten-year terms. The Company has the right to cancel the lease upon sixty days written notice.

Furniture and Equipment
-----------------------
Furniture and equipment is recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property and equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the double-declining balance method, which approximates estimated economic depreciation. Depreciation expense charged to operations was $5,492 and $6,787 in 2003 and 2002.

Income Taxes
------------
The Company uses the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note E).

NELX, INC.
Notes to Consolidated Financial Statements

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

Note C - Notes Payable

Notes payable consist of the following as of May 31, 2003:

 Note payable dated February 12, 2002, 10% interest,  secured by personal
 guarantee of an officer, payable on demand.                            $ 38,929

 Note  payable  dated May 30,  2003,  10%  interest,  secured
 by personal  guarantee of an officer, payable on demand.                 10,000

 Notes payable  to an individual,  dated in fiscal 2003, 10% interest, secured by personal  guarantee  of an officer,  convertible  into common  stock at $.10/per share before the earlier of i) October 15,
 2004 maturity,  or ii) a financing of debt  or  equity  for  net
 proceeds  of  at  least  $5  million  (a  "Qualified Financing").       200,000

 Notes payable to an  individual,  dated in fiscal 2003, 10% interest, secured by personal guarantee of an officer,  convertible into common stock at $.10/per share before the earlier of i) October 15, 2004, or
 ii) a Qualified Financing.                                              350,000
                                                               -----------------

                Total                                                    598,929

                Current maturities                                        48,929
                                                               -----------------

                Long-term maturities                                   $ 550,000
                                                               =================

         Future maturities of notes payable as of May 31, 2003 are as follows:

                                                              2003     $  48,929
                                                              2004       550,000
                                                               -----------------
                                                                       $ 598,929
                                                               =================

NELX, INC.
Notes to Consolidated Financial Statements

Note D - Notes Payable - Related Parties

 Notes payable to related parties consist of the following as of May 31, 2003: Notes payable to four shareholders, 10% interest, two notes totaling $100,000 secured by a personal guarantee of an officer;
 payable on demand.
                                                                       $ 335,000

 Notes payable to officer dated February 2002,  approximately  14.5%
 interest, unsecured, payable on demand.                                  90,000

 Advances  from  former  director,  non-interest  bearing,  unsecured,
 payable on demand.                                                       39,837

 Notes  payable to  shareholder  dated May 7, 2003,  $5,000  interest,
 secured by personal guarantee of an officer, due on June 10, 2003.       75,000

 Note payable to shareholder dated May 2002, 10% interest,  unsecured,
 due on December 31, 2003.                                                20,000

 Convertible notes payable to four shareholders, dated in fiscal 2003,
 10%   interest,   secured  by  personal   guarantee  of  an  officer,
 convertible into common stock at $.10/per share before the earlier i)
 October  15,  2004,  or ii) a  financing  of debt or  equity  for net
 proceeds of at least $5 million.                                        384,500

 Note  payable  to  officer  dated  June 19,  2001,  with  interest approximating  9.34%, unsecured,  average  monthly  interest and principal of $16,538 payable monthly in fiscal 2003 and reducing
 thereafter with a final payment due April 29, 2006.                      80,278

 Note payable to  shareholder  dated  October 21, 1999,  10% interest, secured by assignment of $25,000 of proceeds of a term life insurance policy  insuring the life of an officer,  interest  and  principal of
 $531 payable monthly, with a final payment on May 1, 2006.               16,458
                                                               -----------------

                Total                                                  1,041,073

                Current maturities                                       642,354
                                                               -----------------
                Long-term maturities                                   $ 398,719
                                                               =================


Future maturities of notes payable to related parties as of May 31, 2003 are as follows:

                                                   2004             $    642,354
                                                   2005                  381,562
                                                   2006                   17,157
                                                               -----------------
                                                                    $  1,041,073
                                                               =================

Note E - Income Taxes

Deferred income tax assets and liabilities are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred

NELX, INC.
Notes to Consolidated Financial Statements

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

At May 31, 2003, the Company's net deferred income tax asset is comprised of the following:


   Net operating loss benefit carryforward                       $ 1,600,000
   Valuation allowance for the deferred tax asset                 (1,600,000)
                                                                 ------------
   Net deferred income tax asset                                 $       -0-
                                                                 =============

In 2003, the valuation allowance increased by approximately $616,000.

As of May 31, 2003, the Company had operating loss carryforwards of approximately $7.8 million, an increase in fiscal 2003 of approximately $600,000. The operating loss carryforward expires beginning in 2010. As a result of the ownership change resulting from the acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carryforwards will be substantially limited in future periods.

Note F - Stockholders' Equity

Settlement of Trade Payable for Stock
-------------------------------------
On March 25, 2003, the Company settled a $13,176 trade account payable for 131,765 shares of common stock valued at $6,588, resulting in a gain on the settlement of $6,588.

Warrants
--------
On January 30, 2002, the Company issued detachable warrants to acquire 150,000 shares of common stock in connection with a note payable to a shareholder. The estimated fair value of the warrants were separated from the debt instrument and recorded at a fair value of $3,000. On May 7, 2003, the warrants were rescinded and the note was refinanced with a revised maturity of June 10, 2003, with total interest consideration of $5,000.

NELX, INC.
Notes to Consolidated Financial Statements

Note G - Contingencies and Commitments

Insurance Settlement
--------------------
In 2002, the Board of Trustees of Advisors Series Trust ("AST") determined that certain securities held by the Jacobs & Company Mutual Fund (the "Fund") were incorrectly priced. A demand was made on Jacobs & Company as investment adviser to the Fund in November 2002, and Jacobs & Company agreed to pay the Fund the amount required to avoid a charge to the accounts of the Fund shareholders. Jacobs & Company filed claims against its insurers for its loss arising out of these circumstances. On June 18, 2003, Jacobs & Company entered into an agreement with one of its insurers to settle these claims. The agreement provides that, of the aggregate amount of approximately $352,000 demanded by AST on behalf of the Fund, the insurer will pay approximately $329,000, and Jacobs & Company will bear and pay the $23,000 balance. The insurer also agreed to pay a portion of Jacobs & Company's legal fees with respect to this matter. As of May 31, 2003, obligations between the Company and the insurer had substantially been settled.

Litigation
----------
During 2000, the Company's subsidiary, FS Investments, Inc. ("FSI"), negotiated for the acquisition of an insurance company located in Kentucky. Prior to closing the transaction, the sellers refused to go forward with the transaction. FSI brought a cause of action in the United States District Court for the Eastern District of Kentucky for breach of contract seeking damages. The defendant filed a counterclaim against FSI for fraud in the inducement and negligent misrepresentation. In March 2002, the Court issued its opinion and order for summary judgment in favor of the defendants. In exchange for the Company's agreement not to appeal the decision, the defendants agreed to drop their counterclaim in the matter. Costs attributed to this unconsummated acquisition totaled $183,458 for the year ended May 31, 2002.

Lease Commitments
-----------------
The Company leases certain office equipment with combined monthly payments of approximately $1,500 and expiration terms varying from three to five years.

The Company's lease of office, parking and storage space expired in July 2002 and continues on a month-to-month basis at an approximate monthly rate of $2,400.

Rental expense for the above lease commitments totaled approximately $47,000 and $35,000 during 2003 and 2002.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2003 are:

                         2004                      $17,749
                         2005                       13,185
                         2006                       10,607
                         2007                        3,995

Note H - Financial Instruments

Fair Value

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

NELX, INC.
Notes to Consolidated Financial Statements

Management believes that substantially all trade account receivables are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

Note I - Segment Reporting

The Company has two reportable segments, investment advisory services and surety bond brokerage. The following table presents revenue and other financial information by industry segment.

                                                       Year Ended
        Industry Segment                May 31, 2003                May 31, 2002
        ----------------                ------------                ------------
        Revenues:
         Investment advisory                305,493                   $ 293,163
         Surety bond brokerage               32,538                      36,918
         Corporate                            6,590                      40,731
                                          ----------                ------------
         Total revenues                   $ 344,621                   $ 370,812
                                          ==========                ============

        Operating (Loss):
         Investment advisory              $(391,545)                  $(756,186)
         Surety bond brokerage             (131,463)                   (426,300)
         Corporate                         (180,144)                      40,731
                                          ----------                ------------
         Total operating income           $(703,152)                $(1,141,755)
                                          ==========                ============

        Identifiable Assets:
         Investment advisory               $ 64,613                    $ 71,293
         Surety bond brokerage                7,714                       5,943
         Corporate                              824                       1,531
                                          ----------                ------------
         Total assets                      $ 73,151                    $ 78,767
                                          ==========                ============
        Capital Acquisitions:
         Investment advisory               $  2,356                    $ 14,120
         Surety bond brokerage                    -                           -
         Corporate                                -                            -
                                          ----------                ------------
         Total assets                       $ 2,356                   $  14,120
                                          ==========                ============

        Depreciation and Valuation Charged
          to Identifiable Assets:
         Investment advisory               $  5,492                    $  6,787
         Surety bond brokerage                    -                           -
         Corporate                                -                     116,661
                                          ----------                ------------

        Total assets                       $  5,493                  $  123,448
                                          ==========                ============

NELX, INC.
Notes to Consolidated Financial Statements


Note J - Comprehensive Income

There  are  no  adjustments   necessary  to  net  income  as  presented  in  the
accompanying   statements  of  operations  to  derive  comprehensive  income  in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Note K - Events Subsequent to May 31, 2003

In June and July 2003, the Company received a total of $130,000 from the issuance of two convertible promissory notes. The notes are guaranteed by an officer with interest at 10%, payable quarterly, with principal due October 15, 2004. The principal is convertible, in whole or in part, into common shares of NELX, Inc. on or before the earlier of i) October 15, 2004, or ii) a financing of debt or equity for net proceeds of at least $5 million. Any such conversion is at the rate of $.10 per share and upon written notice of conversion at least five business days prior to the conversion date.

On July 17, 2003, the Board of Directors adopted the NELX, Inc. Stock Incentive Plan (the "Plan"). The Plan authorizes issuance of up to 25 million common shares for awards to employees, non-employee directors, and other service providers. The Compensation Committee of the Board of Directors will administer the Plan and may issue awards in the form of options, restricted stock, stock appreciation rights or other equity derivatives.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2003 and May 31, 2002, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, their ages and positions are as follows:

                                             Company
         Name              Age               Position
----------------------     ---              ------------
John M. Jacobs             49               President &
                                            Director

Frederick E. Ferguson      69               Director

C. David Thomas            50               Director

Robert J. Kenney           56               Vice President


JOHN M. JACOBS

Mr. Jacobs is a SEC registered investment advisor, Certified Public Accountant, and is licensed as a property and casualty insurance agent in fifteen (15) states. For the past seven years, Mr. Jacobs has served as a Director and
President of both Jacobs & Company and FS Investments, Inc. Prior to establishing his investment advisory business in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients. Mr. Jacobs has served as a director and President of NELX Inc. since May 2001.

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

ROBERT J. KENNEY

Mr. Kenney joined FSI and Jacobs &Co. in 2000, and is Senior Vice President of Triangle Surety and Vice President and Assistant Portfolio Manager of Jacobs. In addition, he is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining Triangle Surety and Jacobs, Mr. Kenney had over 20 years experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and most recently served as both Manager of Risk Management and Special Projects Manager. Mr. Kenney was elected Vice President of the Company during fiscal 2003.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the calendar years ended December 31, 2000, December 31, 2001 and December 31, 2002 to the Chief Executive Officer of the Company ("the Named Executive Officer"). Other than the Chief Executive Officer, no executive officer of the Company received total compensation from the Company in excess of $100,000.

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
Principal Position              Year     Salary ($)   Bonus(s)  Compensation ($)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

John M. Jacobs (1)              2002     $150,000     $     -      $       -
Chief Executive Officer         2001     $ 87,500     $     -      $       -
                                2000     $  5,000     $     -      $ 147,656

Charles L. Stout (2)            2001     $     -      $     -      $       -
Chief Executive Officer         2000     $     -      $     -      $       -
--------------------------------------------------------------------------------

(1) Mr. Jacobs was appointed Chief Executive Officer of NELX in May 2002 and the amounts reported represent compensation paid to Mr. Jacobs as Chief Executive Officer of Jacobs & Co. and FSI during the calendar years 2002, 2001, and 2000. Other annual compensation for Mr. Jacobs represents distributions made to or on behalf of Mr. Jacobs by Jacobs & Company as a small business corporation electing to be taxed under Subchapter S of the Internal Revenue Code.

(2) Mr. Stout resigned as Chief Executive Officer of NELX in May 2001.

The Company had no long term incentive compensation plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2002, 2001 or 2000 calendar years.

There were no cash payments or other compensation paid or set aside directly or indirectly to or for the benefit of any director of the Company for the 2002, 2001 or 2000 calendar years. There are no standard or other arrangements in effect for the compensation of directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of August 31, 2003 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

         Name and Address of            Amount and Nature of          Percent of
         Beneficial Ownership           Beneficial Ownership (1)      Class (2)
         --------------------           ------------------------      ----------

         John M. Jacobs
         300 Summers Street, Suite 970
         Charleston, WV  25351             18,207,460 (3)                14.78%

         Charles L. Stout and
         Marilyn Stout
         Route 1, Box 41J
         Bridgeport, WV  26330             13,025,000 (4)                10.79%

         William D. Jones and
         Cynthia B. Jones
         513 Georgia Avenue
         Chattanooga, TN  37403             9,060,000                     7.51%

         Frederick E. Ferguson and
         Sandra B. Ferguson
         Rt. 3, Box 408
         Fayetteville, WV 25840               750,000                     0.63%

         C. David Thomas
         PO Box 5157
         Charleston, WV 25361                 917,295                     0.76%

         Robert J. Kenney
         809 Sherwood Road
         Charleston, WV  25314              1,770,000 (5)                 1.46%

         All Executive Officers
         and Directors as a Group          21,644,755                    17.43%

(1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 8, 2003 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Based on 120,708,509 shares of common stock issued and outstanding as of September 8, 2003.

(3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Also includes currently exerciseable options to acquire 2,500,000 shares at a strike price of $.04 per share.

(4) Includes 25,000 shares held in the name of Applied Mechanics Corporation of which Charles L. Stout is President and a director and 500,000 shares held in the name of James R. Stout.

(5) Includes 260,000 shares held in an individual retirement account for the benefit of Mr. Kenney, 510,000 shares held in an individual retirement account for the benefit of Mr. Kenney's wife, Lee Anne Kenney, and currently exerciseable options to acquire 1,000,000 shares at a strike price of $.04 per share.

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

For the calendar year 2000, the five-month period ended May 31, 2001, and fiscal years 2002 and 2003, the Company's operating expenses were partially funded by advances from its principal shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties. Interest expense on such obligations amounted to $135,358 in calendar year 2000, and $61,097 for the five-month period ended May 31, 2001, $58,158 for fiscal year ended May 31, 2002, and $34,438 for the fiscal year ended May 31, 2003.

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

       Company's plan of acquisition, reorganization, arrangement, liquidation or succession


3.1    Company's Articles of Incorporation (2)
3.2    Company's By-laws (2)

31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule13a-146.1 promulgated under the Securities Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1950, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

21     Subsidiaries of Company                                            E-1

     (1) Incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2001.

     (2) Incorporated by reference to the Company's Registration Statement on Form 10.

(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           NELX, INC.
                                                          (Registrant)

Dated:  September 10, 2003                         By:     /s/  John M. Jacobs
        ------------------------------------       ----------------------------
                                                     John M. Jacobs
                                                     President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   September 10, 2003                        By:     /s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     President, Director and
                                                     principal financial officer


Dated:   September 10, 2003                        By: /s/ Frederick E. Ferguson
        ------------------------                   ----------------------------
                                                     Frederick E. Ferguson
                                                     Director


Dated:   September 10, 2003                        By: /s/ C. David Thomas
        ------------------------                   ----------------------------
                                                     C. David Thomas
                                                     Director