Form 10QSB
period 2003-08-31
NELX INC
filed 2003-10-14
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2003


                                   NELX, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

======================================== ===================================== =====================================
                Kansas                                 0-21210                              84-0922335
                ------                                 -------                              ----------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================


               300 Summers Street, Suite 970, Charleston, WV 25301
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (304) 343-8171
                                                           --------------



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 120,709,509 common shares as of October 8, 2003

                         PART I-- FINANCIAL INFORMATION

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

ASSETS                                                             August 31, 2003  May 31, 2003
                                                                   ---------------  ------------

CURRENT ASSETS
    Cash and cash equivalents                                       $       17,889  $        824
    Receivables                                                             20,287        44,123
    Prepaid and other                                                        6,973        11,262
                                                                    --------------  ------------
      Total current assets                                                  45,149        56,209
                                                                    --------------  ------------


FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $83,546 and $82,269 respectively     16,168        16,942
                                                                    --------------  ------------


      Total assets                                                  $       61,317  $     73,151
                                                                    ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                             $       48,929  $     48,929
    Current maturities of notes payable - related parties                  472,863       642,354
    Accounts payable                                                       385,289       211,258
    Accrued expenses                                                       422,788       378,086
    Accrued interest payable                                                53,729        53,427
                                                                    --------------  ------------
      Total current liabilities                                          1,383,598     1,334,054
                                                                    --------------  ------------

LONG-TERM LIABILITIES
    Notes payable, less current maturities                                 600,000       550,000
    Notes payable, less current maturities - related parties               473,317       398,719
                                                                    --------------  ------------
      Total Long-term liabilities                                        1,073,317       948,719
                                                                    --------------  ------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,709,509 shares issued and outstanding                 12,071        12,071
    Additional paid-in capital                                           1,040,730     1,040,730
    Accumulated deficit                                                 (3,448,399)   (3,262,423)
                                                                    --------------  ------------
      Total stockholders' equity                                        (2,395,598)   (2,209,622)
                                                                    --------------  ------------

      Total liabilities and stockholders' equity                    $       61,317  $     73,151
                                                                    ==============  ============

                            See Accompanying Notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)


                                                         Three Months Ended August 31,
                                                         ---------------- -------------
                                                              2003            2002
                                                         ---------------- -------------


REVENUE                                                  $       85,961   $    89,743
                                                         ---------------- -------------

EXPENSES
    General and administrative                                  197,925       226,972
    Mutual Fund Costs                                            29,004        36,998
    Interest                                                     43,730        27,581
    Depreciation and amortization                                 1,278         1,363
                                                         ---------------- -------------

      Total expenses                                            271,937       292,914
                                                         ---------------- -------------

OTHER INCOME                                                          -             -
                                                         ---------------- -------------


NET INCOME (LOSS)                                        $     (185,976)  $  (203,171)
                                                         ================ =============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                          $            -   $         -
                                                         ================ =============

    WEIGHTED AVERAGE SHARES OUTSTANDING                     120,709,509   120,577,744
                                                         ================ =============



















                            See Accompanying Notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                Three Months Ended August 31,
                                                                -----------------------------
                                                                     2003           2002
                                                                ---------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                            $     (185,976)  $ (203,171)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
         Depreciation and amortization                                    1,278        1,363
         Changes in operating assets and liabilities:
           Receivables                                                   23,836      (83,991)
           Prepaid and other current assets                               4,289        1,484
           Accounts payable                                             174,031       91,649
           Accrued expenses and other liabilities                        45,004       33,631
                                                                 --------------   ------------
              Net cash flows from (used for) operating activities        62,462     (159,035)
                                                                 --------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                                       (504)           -
                                                                 --------------   ------------
              Net cash flows (used for) investing activities               (504)           -
                                                                 --------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                                    120,836      197,048
    Payment of related party debt                                      (205,729)    (189,733)
    Proceeds from debt obligations                                       65,000      150,000
    Repayment of debt obligations                                       (25,000)      (3,807)
                                                                 --------------   ------------

              Net cash flows (used for) from financing activities       (44,893)     153,508
                                                                 --------------   ------------

NET DECREASE IN CASH                                                     17,065       (5,527)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   824        8,689
                                                                 --------------   ------------

CASH AND EQUIVALENTS, END OF PERIOD                              $       17,889   $    3,162
                                                                 ==============   ============


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                $       43,428   $   19,662
    Income taxes paid                                                         -            -














                            See Accompanying Notes.
                                      F-3

NELX, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended August 31, 2003, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2004. For further information, refer to the Company's audited financial statements and footnotes thereto included in
Item 7. of Form 10-KSB filed by NELX on September 12, 2003.

Note B - Notes Payable

At August 31, 2003, related party borrowings amounted to $946,180. During the three month period ended August 31, 2003, borrowings from related parties amounted to $120,836 and repayments of principal on such related party borrowings amounted to $205,729. Additionally, $65,000 was borrowed by the Company from an unrelated party and repayments of principal of $15,000 were made on such unrelated party borrowings. The remaining $50,000 of this balance remains outstanding as a note and is due October 2004, carries a stated interest rate of 10% per annum and is convertible into shares of NELX during its term at the lower of $.10 (ten cents) per share or the price or value per share implicit in any substantial financing accomplished prior to the note's maturity. The resulting unpaid balance of notes payable to unrelated parties amounted to $648,929.

Note C - Subsequent Event

On September 26, 2003, the Company borrowed an additional $125,000 from an unrelated party. The note is due December 2004, carries a stated interest rate of 10% per annum and is convertible into shares of NELX during its term at the lower of $.10 (ten cents) per share or the price or value per share implicit in any substantial financing accomplished prior to the note's maturity. The lender has the ability to demand payment on this note on December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Month Period Ended August 31, 2003
----------------------------------------------------------------------

NELX, Inc. (the "Company") experienced a loss for the three-month period ended August 31, 2003 in the amount of $185,976 as compared with a loss of $203,171 for the corresponding period ended August 31, 2002. Although, revenues for the corresponding periods were slightly down in both the Company's investment advisory business (Jacobs & Company) and in the Company's surety business (FS Investments, Inc. or "FSI"), operating expenses have also decreased.

Net revenues for the three-month period ended August 31, 2003 were $85,961 versus $89,743 for the corresponding period ended August 31, 2002 representing a 4.2% decrease. This decrease was attributable to a combination of continued tightening of the availability of bonding in the surety markets and fluctuations in the securities markets resulting in a reduction in the value of assets under management of Jacobs & Company.

Quarterly revenues from the investment management segment, net of advisory referral fees, were $71,351 for the three-month period ended August 31, 2003 versus $73,394 for the same period in the previous year, a decrease of $ 2,043. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. .

Gross premium income of FSI collected for the three-month period ended August 31, 2003 was $234,287, as compared to $278,297 for the corresponding period in the previous year. Quarterly revenues from the surety segment were $12,565 for the three-month period ended August 31, 2003 versus $14,285 for the same period in the previous year, a decrease of $1,720. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended August 31, 2003 were $271,937 as compared with $292,914 for the comparable period ended August 31, 2002, a decrease of $20,977. This decrease is largely attributable to a reduction in legal and professional expenses.

Interest expense for the three-month period ended August 31, 2003 was $43,730 as compared with $27,581 for the corresponding period ended August 31, 2002, as the result of increased indebtedness incurred to finance operations.

Future Direction of Company
---------------------------

The Company intends to focus its efforts on the expansion of the ongoing business activities of Jacobs & Co. and FSI, namely investment management and advisory services and insurance (surety).

Recent conditions in the financial markets have resulted in a focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Co. for its clients. Effectively marketing the services of Jacobs & Co. and increasing avenues for the distribution of the Jacobs & Company Mutual Fund will be a principal focus of management in the coming quarter. Acquisitions of complementary investment advisory businesses will also be considered.

Surety bonds have become unavailable to all but the most financially able companies. The collateralized bonding programs developed by FSI remain very promising if an insurance company will emerge to fill this vacuum in the marketplace. FSI is reviewing possible acquisitions of, and/or agency relationships with, an insurance company that would enable it to expand the distribution of its surety programs to fill this market niche. In addition, FSI will attempt to take advantage of opportunities for the generation of income from consulting services in relation to its surety business as they arise.

Analysis of Financial Condition
-------------------------------

Management is optimistic with respect to the growth of the Company's business, but the rate of such growth is difficult to predict. As of August 31, 2003, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $1,340,000. Management continues to meet operating deficits primarily through short-term borrowings and will attempt to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.


                           PART II - OTHER INFORMATION


None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                                   NELX, Inc.
                                                  (Registrant)

Dated:  October 14, 2003               By:      /s/  John M. Jacobs
                                      ----------------------------------------
                                                     John M. Jacobs, President