Form 10QSB
period 2003-11-30
NELX INC
filed 2004-01-20
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003


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

                120,709,509 common shares as of January 19, 2004

                                TABLE OF CONTENTS

                                                                            Page
                        PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS..................................  2

         Consolidated Condensed Balance Sheet as of November 30, 2003
         (unaudited) and May 31, 2003........................................F-1

         Consolidated Condensed Statement of Operations for the Three and
         Six Months ended November 30, 2003 and May 31, 2003.................F-2

         Consolidated Condensed Statement of Cash Flows (unaudited) for the
         Three and Six Months ended November 30, 2003 and 2002...............F-3

         Notes to Condensed Consolidated Financial Statements (unaudited)....F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................  3

ITEM 3.  CONTROLS AND PROCEDURES.............................................  6

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................... 7

ITEM 2.  CHANGES IN SECURITIES................................................ 7

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................... 7

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS................... 7

ITEM 5. OTHER INFORMATION..................................................... 7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................... 7

         SIGNATURES .......................................................... 8

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

                                                              November 30, 2003       May 31, 2003
                                                              -----------------    -----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $           433      $          824
    Receivables                                                        54,121              44,123
    Prepaid and other                                                   7,360              11,262
                                                              -----------------    -----------------
      Total current assets                                             61,914              56,209
                                                              -----------------    -----------------

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of
     $84,824 and $82,269, respectively                                 l14,891             16,942
                                                              -----------------    -----------------

      Total assets                                            $         76,805     $       73,151
                                                              =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                       $        503,929     $       48,929
    Current maturities of notes payable - related parties            1,073,117            642,354
    Accounts payable                                                   527,530            211,258
    Accrued expenses                                                   350,775            378,086
    Accrued interest payable                                            54,477             53,427
                                                              -----------------    -----------------
      Total current liabilities                                      2,509,828          1,334,054
                                                              -----------------    -----------------

LONG-TERM LIABILITIES
    Notes payable, less current maturities                    $              -     $      550,000
    Notes payable, less current maturities - related parties           150,612            398,719
                                                              -----------------    -----------------
      Total Long-term liabilities                                      150,612            948,719
                                                              -----------------    -----------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,709,509 shares issued and outstanding             12,071             12,071
    Additional paid-in capital                                       1,040,730          1,040,730
    Accumulated deficit                                             (3,636,436)        (3,262,423)
                                                              -----------------    -----------------
      Total stockholders' equity                                    (2,583,635)        (2,209,622)
                                                              -----------------    -----------------

      Total liabilities and stockholders' equity              $        76,805      $       73,151
                                                              =================    =================






                              See Accompany Notes.
                                      F-1

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                Three Months Ended November 30,     Six Months Ended November 30,
                                               ----------------------------------   ---------------------------------
                                                     2003              2002             2003              2002
                                               ----------------- ----------------   --------------- -----------------

REVENUE                                        $         85,561  $         83,891   $      171,522  $        173,634
                                               ----------------- ----------------   --------------- -----------------

EXPENSES
    General and administrative                          199,020           202,849          396,544           429,820
    Mutual fund costs                                    32,099            34,596           61,103            71,594
    Interest                                             41,202            29,361           85,333            56,943
    Depreciation and amortization                         1,278             1,363            2,555             2,727
                                               ----------------- ----------------   --------------- -----------------

      Total expenses                                    273,599           268,169          545,535           561,084
                                               ----------------- ----------------   --------------- -----------------

OTHER INCOME                                                 -              1,637                -             1,637
                                               ----------------- ----------------   --------------- -----------------

NET INCOME (LOSS)                              $       (188,038) $       (182,641)  $     (374,013) $       (385,813)
                                               ================= ================   =============== =================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                $              -  $              -   $            -  $              -
                                               ================= ================   =============== =================


    WEIGHTED AVERAGE SHARES OUTSTANDING             120,709,509       120,577,744      120,709,509       120,577,744
                                               ================= ================   =============== =================










                              See Accompany Notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended November 30,     Six Months Ended November 30,
                                               ---------------------------------- -----------------------------------
                                                         2003             2002              2003              2002
                                               ------------------ --------------- ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                          $       (188,038)  $     (182,641) $       (374,013) $       (385,813)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation and amortization                     1,277            1,363             2,555             2,727
        Cancellation of accounts payable
          per settlement agreement                                                                                 -
        Changes in operating assets and liabilities:
          Receivables                                   (33,834)          61,484            (9,998)          (22,507)
          Prepaid and other current assets                 (387)          (6,066)            3,902            (4,582)
          Accounts payable                              142,241          (93,670)          316,272            (2,021)
          Accrued expenses                              (71,264)          29,130           (26,261)           62,761
                                               ------------------ --------------- ----------------- -----------------
    Net cash flows from (used ) operating activities   (150,005)        (190,400)          (87,543)         (349,435)
                                               ------------------ --------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                          -                -              (504)                -
                                               ------------------ --------------- ----------------- -----------------
        Net cash flows (used ) investing activities           -             (504)                -                 -
                                               ------------------ --------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                    300,941          192,175           421,777           389,224
    Repayment of related party debt                    (233,392)        (248,632)         (439,121)         (438,365)
    Proceeds from debt obligations                       65,000          250,000           130,000           400,000
    Repayment of debt obligations                                         (5,973)          (25,000)           (9,781)
    Repayment of term notes payable                           -                -                 -                 -
                                               ------------------ --------------- ----------------- -----------------
    Net cash flows provided (used ) from
        financing activities                            132,549          187,570            87,656           341,078
                                               ------------------ --------------- ----------------- -----------------

NET INCREASE (DECREASE) IN CASH                         (17,456)          (2,830)             (391)           (8,357)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                17,889            3,162               824             8,689
                                               ------------------ --------------- ----------------- -----------------

CASH AND EQUIVALENTS, END OF PERIOD            $            433   $          332  $            433  $            332
                                               ================== =============== ================= =================


SUPPLEMENTAL DISCLOSURES:
    Interest paid                              $         40,454   $       21,335  $         84,283  $         42,778
    Income taxes paid                                         -                -                 -                 -








                              See Accompany Notes.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2003, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2004. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed by NELX, Inc. on September 12, 2003.

Note B - New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in its' stock-based compensation accounting policy.

In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is not expected to apply to the Company's current or planned activities.

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note C - Notes Payable

At November 30, 2003, related party borrowings amounted to $1,223,729. During the six month period ended November 30, 2003, borrowings from related parties amounted to $421,777 and repayments of principal on such related party borrowings amounted to $439,121. Included in related party borrowings is a note payable totaling $125,000 that is due December 2004, carries a stated interest rate of 10% per annum and is convertible into shares of NELX during its term at $.10 (ten cents) per share. There is also a $20,000 note payable that is due on demand. During the six-month period ended November 30, 2003, $130,000 was borrowed by the Company from two unrelated parties. These notes are due in October 2004, carry a stated interest rate of 10% per annum and are convertible into shares of NELX during their term at $.10 (ten cents) per share. The resulting unpaid balance of notes payable to unrelated parties amounted to $503,929 as of November 30, 2003.

Note D - Subsequent Events

During December 2003, the Company borrowed a total of $60,000 from two unrelated parties. $50,000 was borrowed under a convertible promissory note that is due March 2009, carries a stated interest rate of 10% per annum and is convertible into shares of NELX during its term at $.10 (ten cents) per share, and the additional $10,000 was borrowed under a demand note payable carrying a stated interest rate of 12% per annum.

Note E - Reclassifications

Certain reclassifications have been made for consistent presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Month Period Ended November 30, 2003
------------------------------------------------------------------------

The Company experienced a loss for the three-month period ended November 30, 2003 in the amount of $188,038 as compared with a loss of $182,641 for the corresponding period ended November 30, 2002, and a loss of $185,976 for the previous quarter ended August 31, 2003. Although revenues for the corresponding periods reflect no significant growth, the Company's operating expenses have decreased as direct and indirect mutual fund costs and legal and marketing expenses have decreased for the period.

Revenues for the three-month period ended November 30, 2003 were $85,561 as compared to $83,891 for the corresponding period ended November 30, 2002, representing a nominal increase. This increase is comprised of a 5.9% increase in revenues attributable to the investment management segment and a 36.1% decrease in premiums written through the surety segment of the Company's business, at improved gross margins. As compared to the previous quarter, revenues were down by approximately $400 (from $85,961).

Quarterly revenues from the investment management segment were $81,516 for the three-month period ended November 30, 2003 as compared with $77,565 for the same period in the previous year, an increase of $3,951. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. For the preceding three-month period ended August 31, 2003, such revenues amounted to $73,395.

Quarterly revenues from the surety segment were $4,045 for the three-month period ended November 30, 2003 versus $6,326 for the same period in the previous year, a decrease of $2,281, and as compared with $12,565 for the previous quarter ended August 31, 2003. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended November 30, 2003 were $273,599 as compared with $268,169 for the comparable period ended November 30, 2002, an increase of $5,430. Such increase was attributable to an increase in interest expense of $11,841 and a decrease in most all other operating expenses.

Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs absorbed approximately $22,078 of the Fund's operating expenses during the three-month period ended November 30, 2003 compared with $21,312 for the previous three months. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to seven years. For the three-month period ended November 30, 2003, the Fund's investment advisory fees amounted to $26,962 as compared with $30,674 for the previous quarter, the difference being largely attributable to market fluctuations in the value of the assets of the Fund.

As compared with the previous quarter, general and administrative expense increased by approximately $1,095 from $197,925 for the three-month period ended August 31, 2003 to $199,020 for the three-month period ended November 30, 2003. This increase is primarily attributable to increased general office expenses incurred during the period.

Interest expense for the three-month period ended November 30, 2003 was $41,202 as compared with $29,361 for the corresponding period ended November 30, 2002. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.


Results of Operations for the Six Month Period Ended November 30, 2003
----------------------------------------------------------------------

For the six-month period ended November 30, 2003, the Company experienced a loss of $374,013 as compared with a loss of $385,813 for the corresponding period ended November 30, 2002.

Revenues for the six-month period ended November 30, 2003 were $171,522 versus $173,634 for the corresponding period ended November 30, 2002 representing a 1.2% decrease. This decrease is comprised of a 1.2% increase in revenues attributable to the investment management segment and a 19.4% decrease in revenues attributable to the surety segment of the business.

Revenues from the investment management segment were $154,911 for the six-month period ended November 30, 2003 as compared with $153,023 for the same period in the previous year, an increase of $1,888. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from period to period, with any large fluctuations being attributable to the growth or loss of assets under management.

Revenues from the surety segment were $16,610 for the six-month period ended November 30, 2003 as compared with $20,611 for the same period in the previous year, a decrease of $4,001. Revenue for this segment of the business is typically more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods would normally reflect the overall growth or loss of business, but in this case is largely attributable to a reduction in the commission rate paid by the principal market in which the Company places its business.

Operating expenses for the six-month period ended November 30, 2003 were $545,535 as compared with $561,084 for the comparable period ended November 30, 2002, a decrease of $15,549. The principal element accounting for this reduction is legal and professional expenses which were $24,076 for the six month period ended November 30, 2003, as compared to $40,888 for the comparable period ended November 30, 2002.

Interest expense for the six-month period ended November 30, 2003 was $85,333 as compared with $56,943 for the corresponding period ended November 30, 2002. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

Critical Accounting Policies and Segment Reporting
--------------------------------------------------

The Company has not included a listing of its critical accounting policies with this or prior quarterly reports. This has been reported to the Company by the Company's accountants and will be addressed in the Company's next quarterly filing.

The Company has not included certain disclosures relating to business segment reporting in its financial statements that accompany this quarterly report. This has been reported to the Company by the Company's accountants and will be addressed in the Company's next quarterly filing.

Future Direction of Company
---------------------------

The Company is focusing its efforts on the expansion of the ongoing business activities of Jacobs & Co., namely investment management and advisory services, and secondarily to the insurance (surety) business of its wholly owned subsidiary FS Investments, Inc. (FSI).

Recent conditions in the financial markets have resulted in a renewed focus by individuals and institutions on safety and preservation of capital, which are the cornerstone of the investment strategies employed by Jacobs & Co. for its clients. In addition to growing the number of private clients, the Jacobs & Company Mutual Fund (which mirrors investment strategies of Jacobs & Co.'s private client account) holds promise for capturing additional investment management business. Additionally, the mutual fund provides an ideal vehicle for the collateralized surety bonding programs offered by FSI through its subsidiary Triangle Surety Agency, Inc. Management continues to believe this segment of its business holds promise for growth.

Opportunities for increased business in the surety markets utilizing collateralized bonding programs remain promising as traditional surety programs continue to experience significant problems. FSI is reviewing possible insurance company acquisition targets and seeking to identify financing for the purchase of an insurance company that would enable it to expand the distribution of its surety programs to fill this market niche.

Analysis of Financial Condition
-------------------------------

Management remains optimistic with respect to the growth of the Company's business as described above, but the rate of such growth is difficult to predict. As of November 30, 2003, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $2,448,000. Management has met operating deficits for the three months ended November 30, 2003 through short-term borrowings and will attempt to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.

ITEM 3. CONTROLS AND PROCEDURES


Evaluation of Internal and Disclosure Controls

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.



ITEM 2. CHANGE IN SECURITIES

     None.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



ITEM 5. OTHER INFORMATION

     None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934

     32.1 Certification pursuant to 18 U.S.C. Section 1950, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NELX, Inc.
                                      (Registrant)

Dated:  January 19, 2004               By: /s/  John M. Jacobs
        ---------------                ----------------------------------------
                                       John M. Jacobs, President and Director