Form 10QSB
period 2004-02-29
NELX INC
filed 2004-04-14
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004


                                   NELX, INC.
                                ----------------
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

                 120,709,509 common shares as of April 14, 2004

                                TABLE OF CONTENTS

                                                                            Page
                        PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS..................................  2

         Consolidated Condensed Balance Sheet as of February 29, 2004
         (unaudited) and May 31, 2003........................................F-1

         Consolidated Condensed Statement of Operations for the Three and
         Nine Months ended February 29, 2004 and May 31, 2003................F-2

         Consolidated Condensed Statement of Cash Flows (unaudited) for the
         Three and Nine Months ended February 29, 2004 and 2003..............F-3

         Notes to Condensed Consolidated Financial Statements (unaudited)....F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................  3

ITEM 3.  CONTROLS AND PROCEDURES.............................................  7

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

                                                                     February 29, 2004      May 31, 2003
                                                                     -----------------    ----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $            541     $          824
    Receivables                                                                50,071             44,123
    Prepaid and other                                                           6,384             11,262
                                                                     -----------------    ----------------
      Total current assets                                                     56,996             56,209
                                                                     -----------------    ----------------

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $86,156 and $82,269, respectively       13,559             16,942
                                                                     -----------------    ----------------

      Total assets                                                   $         70,555     $       73,151
                                                                     =================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                              $        628,929     $       48,929
    Current maturities of notes payable - related parties                   1,264,630            642,354
    Accounts payable                                                          279,914            211,258
    Accrued expenses                                                          489,719            378,086
    Accrued interest payable                                                   38,717             53,427
                                                                     -----------------    ----------------
      Total current liabilities                                             2,701,909          1,334,054
                                                                     -----------------    ----------------

LONG-TERM LIABILITIES
    Notes payable, less current maturities                                          -            550,000
    Notes payable, less current maturities - related parties                  150,397            398,719
                                                                     -----------------    ----------------
      Total Long-term liabilites                                              150,397            948,719
                                                                     -----------------    ----------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,709,509 shares issued and outstanding                    12,071             12,071
    Additional paid-in capital                                              1,040,730          1,040,730
    Accumulated deficit                                                    (3,834,552)        (3,262,423)
                                                                     -----------------    ----------------
      Total stockholders' equity                                           (2,781,751)        (2,209,622)
                                                                     -----------------    ----------------

      Total liabilities and stockholders' equity                     $        70,555      $      73,151
                                                                     =================    ================






                            See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended February 29,       Nine Months Ended February 29,
                                               ---------------------------------------------------------------------------
                                                     2004               2003               2004                2003
                                               -----------------  -----------------  -----------------   -----------------
REVENUE                                        $        73,335    $        77,658    $       244,856     $       252,928
                                               -----------------  -----------------  -----------------   -----------------

EXPENSES
    General and administrative                         187,048            176,801            583,592             507,383
    Business development and financing                       -                  -                  -             105,761
    Mutual fund costs                                   35,207             22,390             96,309              85,193
    Interest                                            47,864             28,646            133,198              87,857
    Depreciation and amortization                        1,331              1,363              3,886               4,090
                                               -----------------  -----------------  -----------------   -----------------

      Total expenses                                   271,450            229,200            816,985             790,284
                                               -----------------  -----------------  -----------------   -----------------

OTHER INCOME                                                 -                  -                  -                   2
                                               -----------------  -----------------  -----------------   -----------------

NET INCOME (LOSS)                              $      (198,115)   $      (151,542)   $      (572,129)    $      (537,354)
                                               =================  =================  =================   =================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                $             -    $             -    $             -     $             -
                                               =================  =================  =================   =================


    WEIGHTED AVERAGE SHARES OUTSTANDING            120,709,509        120,577,744        120,709,509         120,577,744
                                               =================  =================  =================   =================


                            See accompanying notes.
                                      F-2

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended February 29,       Nine Months Ended February 29,
                                               ---------------------------------------------------------------------------
                                                     2004               2003               2004                2003
                                               -----------------  -----------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                             $    (198,115)  $       (151,542)  $       (572,129)   $       (537,354)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation and amortization                     1,331              1,363              3,886               4,090
        Changes in operating assets and liabilities:
          Receivables                                     4,050            (19,385)            (5,948)            (41,892)
          Prepaid and other current assets                  976              2,110              4,878              (2,472)
          Accounts payable                             (247,616)             5,680             68,656               3,658
          Accrued expenses and other liabilities        123,184             31,352             96,924              94,113
                                               -----------------  -----------------  -----------------   -----------------
Net cash flows from (used ) operating activities       (316,190)          (130,422)          (403,733)           (479,857)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                          -                  -               (504)                  -
                                               -----------------  ----------------  -----------------   ------------------
Net cash flows (used ) investing activities                   -                  -               (504)                  -
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from related party debt                    368,598            152,065            790,375             541,289
    Repayment of related party debt                    (194,300)          (183,473)          (633,421)           (621,838)
    Proceeds from debt obligations                      157,000            162,500            287,000             562,500
    Repayment of debt obligations                       (15,000)                 -            (40,000)             (9,781)
                                               -----------------  -----------------  -----------------   ----------------
Net cash flows (used ) from financing activities        316,298            131,092            403,954             472,170
                                               -----------------  -----------------  -----------------   -----------------

NET INCREASE IN CASH                                        108                670               (283)             (7,687)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   433                332                824               8,689
                                               -----------------  -----------------  -----------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD               $         541   $          1,002   $            541    $          1,002
                                               =================  =================  =================   =================


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                 $      63,624   $         24,405   $        147,908    $         69,451
    Income taxes paid                                         -                  -                  -                   -

                            See accompanying notes.
                                      F-3

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 29, 2004, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2004. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed by NELX, Inc. on September 12, 2003.

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

Note C - Notes Payable

At February 29, 2004, related party borrowings amounted to $1,264,630. During the nine month period ended February 29, 2004, borrowings from related parties amounted to $790,375 and repayments of principal on such related party borrowings amounted to $633,421. Included in related party borrowings for the

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note C - Notes Payable, cont'd

three month period ended February 29, 2004, is a note payable totaling $50,000 that is due March 31, 2009. This note is payable in twenty equal quarterly installments beginning March 31, 2004. This note carries a stated interest rate of 10% per annum and is convertible into shares of NELX during its term at $.10 (ten cents) per share. Also included in related party borrowings are notes from five related parties totaling $242,000 that are due on demand. During the three-month period ended February 29, 2004, $25,000 was borrowed by the Company from an unrelated party. This note is due in October 2004, carries a stated interest rate of 10% per annum and is convertible into shares of NELX during its term at $.10 (ten cents) per share. Also, an additional $132,000 was borrowed from three unrelated parties. These three notes are due on demand. The resulting unpaid balance of notes payable to unrelated parties amounted to $628,929 as of February 29, 2004.

Note D - Subsequent Events

During March 2004, the Company borrowed a total of $145,000 from a related party. This amount was borrowed under demand notes payable carrying a stated interest rate of 10% per annum.

Note E - Reclassifications

Certain reclassifications have been made for consistent presentation.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates
------------------------------------------

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These principles permit choices among alternatives and require numerous estimates of financial matters. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable.

Revenue Recognition

Fees for investment advisory services are based on an agreed percentage of the value of client assets under management and are accrued based on the market value of client assets on the accrual date. Commissions for surety bond services are based on a percentage of premiums charged for bonds placed with insurance companies, and are recorded upon the issuance or effective date of the bonds. The Company is not responsible for any significant continuing services subsequent to the issuance or renewal of bonds.

Allowance for Doubtful Accounts

Management believes that substantially all accounts receivable are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

Use of Estimates

Accounting estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future.

Long-Lived Assets

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

Contractual Obligations and Commercial Commitments

The Company has $2,043,956 of long-term debt, including current installments and excluding fair value adjustments, outstanding at February 29, 2004. Future payments required under these and other obligations are as follows:

--------------------------------------------- ------------- ---------- ---------- --------- --------- -------------- -------------
Certain Contractual Obligations                  Current       2005       2006       2007      2008      Thereafter     Total
--------------------------------------------- ------------- ---------- ---------- --------- --------- -------------- -------------
Long-term debt, including current              1,893,559     48,492     36,327     30,423     8,884          26,271   2,043,956
installments
--------------------------------------------- ------------- ---------- ---------- --------- --------- -------------- -------------
Operating lease commitments                       13,185     10,607      3,995          0         0               0      27,787
--------------------------------------------- ------------- ---------- ---------- --------- --------- -------------- -------------

Results of Operations for the Three Month Period Ended February 29, 2004
------------------------------------------------------------------------

The Company experienced a loss for the three-month period ended February 29, 2004 in the amount of $198,115 as compared with a loss of $151,542 for the corresponding period ended February 28, 2003.

Revenues for the three-month period ended February 23, 2004 were $73,335 as compared to $77,658 for the corresponding period ended February 28, 2003, representing a 5.6% decrease. This decrease is comprised of a 3.6% decrease in revenues attributable to the investment management segment and a 1.9% decrease in premiums written through the surety segment of the Company's business.

Quarterly revenues from the investment management segment were $71,618 for the three-month period ended February 29, 2004 as compared with $74,437 for the same period in the previous year, an decrease of $2,819. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

Quarterly revenues from the surety segment were $1,719 for the three-month period ended February 29, 2004 versus $3,222 for the same period in the previous year, a decrease of $1,506. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended February 29, 2004 were $271,450 as compared with $229,200 for the comparable period ended February 28, 2003, an increase of $42,250. Such increase was attributable to an increase in general and administrative expense of $10,247 and a $12,817 increase in mutual fund costs. Interest expense increased by $19,218 during this period.

Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs absorbed approximately $24,235 of the Fund's operating expenses during the three-month period ended February 29, 2004. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to seven years. For the three-month period ended February 29, 2004, the Fund's investment advisory fees amounted to $25,301 as compared to $28,278 for the corresponding three-month period ended February 28, 2003.

Interest expense for the three-month period ended February 29, 2004 was $47,864 as compared with $28,646 for the corresponding period ended February 28, 2003. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

Results of Operations for the Nine Month Period Ended February 29, 2004
-----------------------------------------------------------------------

For the nine-month period ended February 29, 2004, the Company experienced a loss of $572,129 as compared with a loss of $537,354 for the corresponding period ended February 28, 2003.

Revenues for the nine-month period ended February 29, 2004 were $244,856 versus $252,928 for the corresponding period ended February 28, 2003 representing a 3.2% decrease. This decrease is comprised of a 1.0% decrease in revenues attributable to the investment management segment and a 2.2% decrease in revenues attributable to the surety segment of the business.

Revenues from the investment management segment were $226,530 for the nine-month period ended February 29, 2004 as compared with $229,094 for the same period in the previous year, an decrease of $2,564. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from period to period, with any large fluctuations being attributable to the growth or loss of assets under management.

Revenues from the surety segment were $18,326 for the nine-month period ended February 29, 2004 as compared with $23,833 for the same period in the previous year, a decrease of $5,507. Revenue for this segment of the business is typically more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods would normally reflect the overall growth or loss of business, but in this case is largely attributable to a reduction in the commission rate paid by the principal market in which the Company places its business.

Operating expenses for the nine-month period ended February 29, 2004 were $816,985 as compared with $790,284 for the comparable period ended February 28, 2003, an increase of $26,701. The principal elements accounting for this reduction are mutual fund direct costs and expenses which were $96,309 for the nine-month period ended February 29, 2004, as compared to $85,193 for the comparable period ended February 28, 2003 Acquisition-related expenses decreased to $-0- for the nine month period ended February 29, 2004 as compared with $105,760 for the comparable period ended February 28, 2003. For the nine month period ended February 29, 2004, general and administrative expenses were $583,592 as compared with $507,283 for the comparable period, an increase of $76,309.

Interest expense for the nine-month period ended February 29, 2004 was $133,198 as compared with $87,857 for the corresponding period ended February 28, 2003. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

Future Direction of Company
---------------------------

The Company is focusing its efforts on the expansion of the ongoing business activities of Jacobs & Company, namely investment management and advisory services, and of the insurance (surety) business of NELX's wholly owned subsidiary FS Investments, Inc. (FSI).

Traditional surety programs have become largely unavailable to the coal and other regulated industries. In conjunction with a publicly traded regional bank, FSI has developed and is now marketing an alternative to surety bonds, involving the bank's issuance of letters of credit to secure the obligations traditionally secured by surety bonds. The letters of credit are themselves secured by investment accounts holding shares of the Jacobs & Company Mutual Fund or otherwise managed by Jacobs & Company. This program is a natural outgrowth of the collateralized bonding programs marketed by Triangle Surety Agency and holds promise for growth of the Company's businesses.

FSI is also reviewing a possible insurance Company acquisition. If financing can be secured, management believes that the Company will be able to accomplish such acquisition and, with appropriate regulatory approvals, will be in a position to promote and distribute surety products, including the collateralized bonding programs developed by FSI, to the coal and other regulated industries. Such an acquisition holds a tremendous potential for growth.

Analysis of Liquidity, Capital Resources and Financial Position
---------------------------------------------------------------

Management remains optimistic with respect to the growth of the Company's business as described above. However, as of February 29, 2004, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $2,645,000.

Management has met operating deficits for the three month and nine month periods ended February 29, 2004 through borrowings, predominantly from shareholders and other related parties. During such nine month period, borrowings totaled $1,077,375 ($790,375 from related parties) and repayments of principal totaled $673,421 ($633,421 to related parties). During such three month period, borrowings totaled $525,598 ($368,598 from related parties) and repayments of principal totaled $209,300 ($194,300 to related parties). Management will attempt to utilize similar debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From inception to date, the Company has incurred significant outstanding current obligations and has incurred substantial net losses. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

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

                                          NELX, Inc.
                                         (Registrant)

Dated:  April 14, 2004                   By:      /s/  John M. Jacobs
                                         ---------------------------------------
                                                       John M. Jacobs
                                                       President