Form 10KSB
period 2004-05-31
NELX INC
filed 2004-09-30
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2004


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


                         300 Summers Street, Suite 970,
                              Charleston, WV 25301
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                                  Yes x     No ___
                                                     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]


State the issuer's revenues for the most recent fiscal year.  $315,916

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on September 14, 2004:
$2,052,062 (120,709,510 shares at $.017 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 120,709,510 common shares as of September 14, 2004.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

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

                                     PART II

Item 5. Market for Common Equity and Related
        Stockholder Matters...................................................5

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................5

Item 7. Financial Statements..................................................9

Item 8. Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure................................10

Item 8A. Evaluation of Disclosure  Controls and Procedures;
         Changes in Internal Controls.........................................10

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the
        Exchange Act..........................................................10

Item 10. Executive Compensation...............................................12

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.......................................................13

Item 12. Certain Relationships and Related Transactions.......................14

Item 13. Exhibits, and Reports on Form 8-K....................................15

Signatures....................................................................16

PART I

Item 1. BUSINESS

NELX, Inc. ("NELX" or the "Company") was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. for the purpose of acquiring, dealing in, and if warranted, developing oil and gas properties. In October 1993 the Company changed its name to NELX, Inc. Prior to May 2001, the Company owned certain non-producing oil and gas properties as well as various real estate properties. Due to continuing lack of capital partners for oil and gas exploration and/or real estate development, in fiscal year 1997 the Company turned its attention to divesting its interests in said properties. For the next three years, the principal activities of the Company involved disposing of assets, settling claims and liabilities and considering potential business combinations with related or complementary businesses. During fiscal year 2001, the Company's principal assets consisted of a leasehold interest in an undeveloped mineral spring in Arkansas and certain oil and gas properties located in West Virginia. The oil and gas properties were sold in May 2001.

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

FSI, incorporated in 1997 in West Virginia, is a holding company that was organized to develop surety business through the formation or acquisition of subsidiaries engaged in the issuance of surety bonds collateralized by investment accounts that are professionally managed by Jacobs & Co. Through its wholly-owned subsidiary, Triangle Surety Agency, Inc. ("Triangle Surety"), FSI is actively engaged in the placement of surety bonds with insurance companies, with an emphasis on clients engaged in regulated industries.

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

                                         High                      Low
                                         -----                     ----

Fiscal Year Ended May 31, 2004

         4th Quarter                     .03                       .013
         3rd Quarter                     .038                      .013
         2nd Quarter                     .045                      .015
         1st Quarter                     .04                       .015


Fiscal Year Ended May 31, 2003

         4th Quarter                     .07                       .03
         3rd Quarter                     .035                      .011
         2nd Quarter                     .04                       .015
         1st Quarter                     .04                       .02

As of September 14, 2004, there were approximately 500 holders of record of the Company's common stock.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2004

The Company suffered an operating loss in fiscal 2004 of $971,000. The principal factors that influenced the results of operations for the fiscal year were a relatively stagnant performance of the investment accounts managed by Jacobs & Co., continuing contractions in the surety business resulting from a loss of underwriters willing to provide surety bonds, and expenses incurred during the period to arrange for the acquisition of an insurance company to respond to the crisis in the surety markets.

While Jacobs & Co. was able to add assets under management through its marketing efforts, the loss of surety business and the managed collateral accounts associated with such business resulted in a net contraction in assets under management and revenues derived from the investment advisory business.

Corporate overhead expenses were slightly up with an increase in general and administrative being offset by a decrease in mutual fund expenses; but overall expenses increased significantly based upon interest expense being substantially up as the result of the Company's deficit in working capital and continued financing of operations with short term debt. Also, the Company's identification of a potential insurance company acquisition target and determination to pursue such acquisition resulted in non-recurring expenses to pursue that plan.

While the J&C Fund is responsible for its own operating expenses, to assure the viability of the Fund and in accordance with industry practice, upon the organization of the Fund, Jacobs & Co., as the investment adviser, agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. During fiscal 2004, Jacobs bore $90,971 of expenses of the J&C Fund pursuant to its expense limitation agreement, while earning $105,878 in investment advisory fees from the Fund. Fiscal 2004 was disappointing, based in part on the loss of surety collateral accounts and also stagnant performance, neither of which could be fully offset by the Company's marketing efforts.


COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2004 WITH FISCAL 2003

The Company experienced a loss for the year ended May 31, 2004 in the amount of $970,926 as compared with a loss of $703,152 for its year ended May 31, 2003.

Revenues for fiscal 2004 were $315,916 versus $344,621 for fiscal 2003. Based on the extreme limitations in the availability of surety bonds, revenues of the Company's surety segment decreased from $32,538 in fiscal 2003 to $11,775 in fiscal 2004. Revenues of the Company's investment advisory segment decreased from $305,493 to $290,070.

 Operating expenses for fiscal 2004 were $1,286,842 as compared with $1,047,773 for fiscal 2003, an increase of $239,069. Such increase was attributable to an increase in general and administrative expense of $181,917, which was partially offset by a decrease in mutual fund costs of $35,333, and to an increase in interest expense to $218,164 for fiscal 2004, as compared with $125,443 for fiscal 2003. The substantial increase in interest expense is largely attributable to the Company's continued debt financing of operations and substantial deficit in working capital.

Contractual Obligations

The following table lists our significant liabilities at May 31, 2004:

                                                                 Payments Due by Period
                                          Less than                                          After
Contractual Obligations:                   1 Year          2-3 Years       4-5 Years         5 Years          Total
                                         -----------      -----------     -----------        --------     ----------

Long-term debt                             $ 971,922             $ 0           $   0            $   0      $ 971,922
Long-term debt to Related Parties
                                           1,282,020          42,824               0                0      1,324,844
Operating leases                              16,020          11,887           4,807                0         32,714
                                         -----------      -----------     -----------        --------     ----------
 Total contractual cash obligations
                                          $2,269,962         $54,711      $    4,807            $   0     $2,329,480
                                         ===========      ===========     ===========        ========     ==========

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

Future Direction of Company

The Company intends to focus its efforts on the expansion of the ongoing business activities of FSI and Jacobs & Co., namely insurance (surety) and investment management and advisory services. Critical to its business plan is the acquisition of an insurance company that will issue surety bonds utilizing programs developed by FSI and marketed by Triangle. The collateral accounts required as a condition of the issuance of such surety bonds will be managed by Jacobs & Co. Thus, if an insurance company can be acquired, revenue sources will be created for each of Triangle and Jacobs & Company, in addition to the revenues generated by the insurance company directly from premiums for the issuance of surety bonds.

The Company has identified an insurance company that is available for acquisition and, on May 28, 2004, entered into an Exclusivity Agreement with the owner granting the Company the exclusive right to acquire the insurance company for a period of time. A condition of the acquisition is that the Company arrange financing. If the Company is able to arrange such financing, the opportunity in the marketplace for an insurance company offering surety products combined with the synergies created for the businesses of Triangle and Jacobs & Co. should dramatically enhance the overall business prospects of the Company. However, if the Company is unable to arrange the necessary financing and complete the acquisition, its prospects for growth and viability will be significantly diminished.

In order to secure, and provide a continuing incentive to, the employment of key employees of the Company, on July 17, 2003, the Board of Directors adopted the NELX, Inc. Stock Incentive Plan (the "Plan"). However, the Plan required that it be submitted to and approved by the shareholders prior to July 17, 2004 and because the Company was not in a position to seek such approval within the time prescribed, the Plan and awards granted under the Plan were rescinded. It is anticipated that before the next annual meeting of the shareholders of the Company the Board of Directors will again adopt a stock incentive plan for the employees of the Company.

Analysis of Financial Condition

As of May 31, 2004, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $3,126,267. Recognizing the cash flow shortages that the Company is facing, management will seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. The Company is actively attempting to raise financing for the acquisition of an insurance company. If such a financing is successfully accomplished, holders of the Company's indebtedness who have been granted the right to convert such indebtedness into common shares will be encouraged to exercise their conversion rights. If the Company is unable to arrange financing for the acquisition, it may not survive.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Going concern contingency: The Company has incurred significant losses from operations since inception, and such losses are expected to continue. In addition, the Company experienced negative cash flow from operations of approximately $628,000 in fiscal 2004. Also, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 7:

                                                                     Page

         Table of Contents                                            F-1

         Report of Independent Public Accountants                     F-2

         Financial Statements
         ---------------------
         Consolidated Balance Sheet                                   F-3
         Consolidated Statement of Operations                         F-4
         Consolidated Statement of Cash Flows                         F-5
         Consolidated Statement of Changes in Stockholders' Equity    F-6
         Notes to Consolidated Financial Statements                   F-7

NELX, INC.
CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2

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

   Statement of Changes in Stockholders' Equity (Deficit)                 F-6

   Notes to Consolidated Financial Statements                             F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
NELX, INC.
Charleston, West Virginia


We have audited the accompanying consolidated balance sheet of NELX, INC. as of May 31, 2004, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of NELX, INC. at May 31, 2004, and the results of its operations and its cash flows for the years ended May 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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




/s/Gordon, Hughes & Banks, LLP
------------------------------
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
July 30, 2004

NELX, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2004


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $          621
    Receivables                                                          41,983
    Prepaid and other                                                     7,796
                                                                 ---------------
      Total current assets                                               50,400
                                                                 ---------------

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $87,525                           13,509

Deposits                                                                 15,000
                                                                 ---------------

      Total assets                                               $       78,909
                                                                 ===============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable                                                $      971,922
    Notes payable - related parties                                   1,282,020
    Accounts payable                                                    279,333
    Accrued interest payable                                             55,058
    Accrued expenses                                                    588,334
                                                                 ---------------
      Total current liabilities                                       3,176,667

NOTES PAYABLE, less current maturities - related parties                 42,824
                                                                 ---------------
      Total liabilities                                               3,219,491
                                                                 ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,709,510 shares issued and outstanding              12,071
    Additional paid-in capital                                        1,080,696
    Accumulated deficit                                              (4,233,349)
                                                                 ---------------
      Total stockholders' equity (deficit)                           (3,140,582)
                                                                 ---------------

      Total liabilities and stockholders' equity (deficit)       $       78,909
                                                                 ===============






                             See Accompanying Notes

NELX, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                             Year Ended May 31,
                                                                       -------------------------------
                                                                           2004             2003
                                                                       --------------   --------------

REVENUE                                                                $    315,916     $    344,621
                                                                       --------------   --------------

EXPENSES
    General and administrative                                               924,781          742,864
    Mutual fund costs                                                        138,641          173,974
    Interest                                                                 218,164          125,443
    Depreciation and amortization                                              5,256            5,492
                                                                       --------------   --------------

      Total expenses                                                       1,286,842        1,047,773
                                                                       --------------   --------------

NET (LOSS)                                                             $    (970,926)   $    (703,152)
                                                                       ==============   ==============


BASIC AND DILUTIVE NET (LOSS) PER SHARE:

    NET (LOSS) PER SHARE                                                     $ (0.01)         $ (0.01)
                                                                       ==============   ==============

    WEIGHTED AVERAGE SHARES OUTSTANDING                                  120,709,510      120,601,931
                                                                       ==============   ==============

















                            See Accompanying Notes.

NELX, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Year Ended May 31,
                                                                       -------------------------------
                                                                           2004             2003
                                                                       --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                         $    (970,926)   $    (703,152)
    Adjustments to reconcile net (loss) to
      net cash provided by operating activities
         Depreciation                                                          5,256            5,492
         Stock issued to settle account payable                                    -            6,588
         Warrants issued to vendor                                            39,966                -
         Changes in operating assets and liabilities:
           Receivables                                                         2,140           (4,811)
           Prepaid and other current assets                                    3,466             (574)
           Accounts payable and bank overdraft                                68,075            3,444
           Accrued expenses                                                  224,437           62,493
                                                                       --------------   --------------

             Net cash flows provided (to) operating activities              (627,586)        (630,520)
                                                                       --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                                          (1,823)          (2,356)
    Deposit                                                                  (15,000)              -
                                                                       --------------   --------------
            Net cash flows provided from (to) investing activities           (16,823)          (2,356)
                                                                       --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                                       1,196,336          946,042
    Repayments of related party debt                                      (1,058,701)        (769,960)
    Proceeds from debt obligations                                           585,500          460,000
    Repayments of debt obligations                                           (78,929)         (11,071)
                                                                       --------------   --------------
            Net cash flows provided from (to) financing activities           644,206          625,011
                                                                       --------------   --------------

NET INCREASE (DECREASE) IN CASH                                                 (203)          (7,865)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        824            8,689
                                                                       --------------   --------------

CASH AND EQUIVALENTS, END OF PERIOD                                    $         621    $         824
                                                                       ==============   ==============


SUPPLEMENTAL DISCLOSURES
    Interest paid                                                      $     218,033    $     105,465
    Income taxes paid                                                              -                -
    Non-cash investing and financing transactions:
      Warrants issued (rescinded) with related party debt                          -           (3,000)
      Accrued interest added to notes payable                                 12,558                -












                            See Accompanying Notes.

NELX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                     Additional
                                                             Common Stock             Paid- In        Accumulated
                                                       -------------------------                 ---------------------
                                                        Shares           Amount       Capital           Deficit           Total
                                                       ------------------------- ---------------------------------------------------

Balance, May 31, 2002                                   120,577,745      12,058       1,037,155        (2,559,271)      (1,510,058)

    Issuance of stock to settle account payable             131,765          13           6,575                 -            6,588

    Rescission of warrants issued in 2002                         -           -          (3,000)                -           (3,000)

    Net (loss), year ended May 31, 2003                           -           -               -          (703,152)        (703,152)
                                                        -----------    ---------    ------------      ------------      -----------

Balance, May 31, 2003                                   120,709,510    $ 12,071     $ 1,040,730       $(3,262,423)     $(2,209,622)
                                                        ===========    =========    ============      ============      ===========

    Issuance of warrants to vendor                                -           -          39,966                 -           39,966

    Net (loss), year ended May 31, 2004                           -           -               -          (970,926)        (970,926)
                                                        -----------    ---------    ------------      ------------      -----------

Balance, May 31, 2004                                   120,709,510    $ 12,071     $ 1,080,696       $(4,233,349)     $(3,140,582)
                                                        ===========    =========    ============      ============      ===========

















                            See Accompanying Notes.

         NELX, INC.
         Notes to Consolidated Financial Statements

         NOTE A - ORGANIZATION AND BUSINESS

         ORGANIZATION AND NATURE OF BUSINESS
         NELX,  INC.  (the  "Company" or "NELX") was  incorporated  in Kansas on
         March 25, 1983. In 2001, the Company acquired two wholly-owned subsidiaries located in Charleston, West Virginia: Jacobs & Company ("Jacobs") and FS Investments, Inc. ("FSI"). Jacobs is a registered investment advisory firm that derives its revenue from asset-based fees. Jacobs serves clients in approximately twenty states, primarily in the eastern United States. FSI, through its wholly-owned subsidiary Triangle Surety Agency, Inc. ("Triangle"), is engaged in the business of placing surety bonds with insurance companies for clients engaged in regulated industries, such as the extraction of coal, oil and gas. FSI receives commission income from the placement of these bonds and is licensed in ten states primarily in the eastern United States. The Company and its subsidiaries are subject to the business risks inherent with the financial services industry.

         LIQUIDITY AND GOING CONCERN
         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately $971,000 and $703,000 for the years ended May 31, 2004 and 2003, and as of May 31, 2004 had a $3,126,000
         working capital deficit and a $3,141,000 stockholders' deficit. Management intends to continue with steps it has taken to improve cash flow through operations and pursuit of viable joint venture opportunities. Management may seek to raise additional funds through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to obtain such funds, nor can it predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of NELX, Inc. and its majority owned subsidiaries, after the elimination of intercompany transactions.

         NELX, INC.
         Notes to Consolidated Financial Statements

         USE OF ESTIMATES
         Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are valuation of deferred tax benefits. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         RECENT ACCOUNTING PRONOUNCEMENTS
         In June 2003, the FASB approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.

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

         NELX, INC.
         Notes to Consolidated Financial Statements

         FURNITURE AND EQUIPMENT
         Furniture and equipment is recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property and equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the double-declining balance method, which approximates estimated economic depreciation.

         INCOME TAXES
         The Company uses the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note E).

         STATEMENT OF CASH FLOWS
         Cash and cash equivalents include cash and short-term investments with original maturities of three months or less (including money market investment funds with immediate availability).

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

         NELX, INC.
         Notes to Consolidated Financial Statements


         NOTE C - NOTES PAYABLE

         Notes payable consist of the following as of May 31, 2004:

           Note  payable  dated  June,  2003,  10%  interest,  secured by personal  guarantee  of an officer,  convertible  into common stock at $.10/per  share (or lower price implicit in a
           Qualified Financing,  as defined) before the earlier of i) October 15, 2004 maturity,  or
           ii) a financing of debt or equity for net  proceeds of at least $5 million (a  "Qualified
           Financing").                                                                                        $50,000

           Notes payable to an individual,  dated in fiscal 2003, 10% interest,  secured by personal guarantee of an officer,  convertible into common stock at $.10/per share (or lower price implicit in a Qualified  Financing)  before the earlier of i) October 15, 2004,  or ii) a
           Qualified Financing.                                                                                191,422

           Notes payable to an individual, dated in fiscal 2003, 10% interest, secured by personal guarantee of an officer, convertible into common stock at $.10/per share (or lower price implicit in a Qualified Financing) before the earlier of i) October 15, 2004, or ii) a
           Qualified Financing.                                                                                350,000

           Notes payable to an individual, dated in February 2004, 10% interest, secured by
           personal guarantee of an officer, payable on demand.                                                 75,000

           Notes payable to an individual, dated in February 2004, 12% interest, secured by
           personal guarantee of an officer, payable on demand.                                                 55,500

           Notes payable to an individual, dated in fiscal 2004, 10% interest, secured by personal guarantee of an officer, convertible into common stock at $.10/per share (or lower price implicit in a Qualified Financing) before the earlier of i) October 31, 2004, or ii) a
           Qualified Financing.                                                                                 75,000

           Notes payable to an entity, dated in fiscal 2004, 10% interest, secured by personal guarantee of an officer, convertible into common stock at $.10/per share (or lower price implicit in a Qualified Financing) before the earlier of i) October 31, 2004, or ii) a
           Qualified Financing.                                                                                175,000
                                                                                                             ---------

                Total                                                                                        $ 971,922
                                                                                                             =========



         NOTE D - NOTES PAYABLE - RELATED PARTIES

           Notes payable to related parties consist of the following as of May 31, 2004: Notes payable to four  shareholders,  10% interest;  two of the notes totaling $100,000
           secured by a personal guarantee of an officer are in default; payable on demand.                  $ 335,000

           Advances  from  former  director,  non-interest  bearing,  unsecured, payable on demand.             39,837

           Notes payable to four  shareholders,  10% interest,  secured by personal  guarantee of an officer,  convertible  into common stock at $.10/per  share (or lower price implicit in a
           Qualified Financing) before the earlier of i) October 15, or ii) a Qualified Financing.             464,500


         NELX, INC.
         Notes to Consolidated Financial Statements


           Note payable to shareholder dated May 2002, 10% interest,  unsecured, due on December 31,
           2003.                                                                                                20,000

           Note payable to  stockholder,  dated  November  2003,  10% interest,  secured by personal guarantee  of an officer,  with  payments to be made in 20 equal  quarterly  installments including  principal and interest  through March 31, 2009,  convertible into common stock at $.10/per share (or lower price implicit in a Qualified  Financing)  before the earlier
           of i) March 31, 2009, maturity or ii) a Qualified Financing.                                         50,000

           Notes payable to four shareholders,  dated in fiscal year 2004, 10% interest,  secured by
           a personal guarantee of an officer; payable on demand.                                              357,002

           Note payable to shareholder  dated in fiscal year 2004, 12% interest, secured by personal
           guarantee of an officer, payable on demand.                                                          47,000

           Note payable to shareholder  dated October 21, 1999, 10% interest,  secured by assignment of $25,000 of proceeds of a term life insurance  policy  insuring the life of an officer,
           interest and principal payable monthly, with a final payment on May 1, 2006.                         11,505
                                                                                                          ------------

                Total                                                                                     $  1,324,844
                                                                                                          ============


                Current maturities                                                                        $  1,282,020

                Long-term maturities                                                                            42,824
                                                                                                          ------------

                Total                                                                                     $  1,324,844
                                                                                                          ============


         Future maturities of notes payable to related parties as of May 31, 2004 are as follows:

                                         2005             $   1,282,020
                                         2006                    17,852
                                         2007                    13,055
                                         2008                    11,917
                                                          ---------------
                                                          $   1,324,844
                                                          ===============

         During 2003 and 2004, the Company's operating expenses were partially funded by advances from its principal shareholder and chief executive officer, John M. Jacobs. The funding source for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations, together with the loans by Mr. Jacobs to the Company, "back-to-back loans"). Interest expense at 12% per annum on such back-to-back loans amounted to $34,438 for 2003 and $36,006 for 2004.

         NELX, INC.
         Notes to Consolidated Financial Statements

         To assure that repayments of the various borrowings by the Company do not result in a deemed loan to Mr. Jacobs, effective May 31, 2004, Mr. Jacobs entered into an Assumption Agreement with the Company pursuant to which he assumes, and agrees to hold the Company harmless from, principal of specified guaranteed loans as and when necessary to fully offset what might otherwise be deemed an advance of funds arising out of the Company's financing activities. During fiscal 2004, the Company repaid $460,378 on the back-to-back loans which was $133,578 more than the original loans and related interest charges. As a result of the Assumption Agreement, this excess has been offset against a $325,000 note for a net note payable totaling $191,422 as of May 31, 2004 (see Note C).

         NOTE E - INCOME TAXES
         As of May 31, 2004, the Company had operating loss carryforwards of approximately $8.75 million, an increase in fiscal 2004 of approximately $950,000. These carryforwards begin expiring in 2010 and are subject to review by the Internal Revenue Service and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carryforwards will be substantially limited.

         The Company has fully reserved the $2 million tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

         NOTE F - STOCKHOLDERS' EQUITY
         Settlement of Trade Payable for Stock
         On March 25, 2003, the Company settled a $13,176 trade account payable for 131,765 shares of common stock valued at $6,588, resulting in a gain on the settlement of $6,588.

         WARRANTS
         On September 29, 2003, the Company issued warrants to purchase 2 million common shares to a principal vendor in connection with financing and forbearance in payment of certain trade obligations. The exercise price of the warrants is $.04 per share and they expire on September 30, 2008. The warrants were valued using the Black-Scholes pricing model at $.02 per share, a total of $39,966.

         NELX, INC.
         Notes to Consolidated Financial Statements

         NOTE G - COMMITMENTS

         LEASE COMMITMENTS
         The Company leases certain office equipment with combined monthly payments of approximately $1,600 and expiration terms varying from three to five years. The Company's lease of office, parking and storage space expired in July 2002 and continues on a month-to-month basis at an approximate monthly rate of $2,400. Rental expense for these lease commitments totaled approximately $55,000 and $47,000 during 2004 and 2003.

         Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2004 are:

                                  2005                   $   16,020
                                  2006                       11,887
                                  2007                        4,807

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

         CONCENTRATION OF CREDIT RISK
         Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

         NELX, INC.
         Notes to Consolidated Financial Statements


         The Company transacts the majority of its business with two financial institutions, one for commercial banking services and the other for brokerage and custodial services. Periodically, the amount on deposit in financial institutions providing commercial banking services exceeds the $100,000 federally insured limit. Management believes these financial institutions are financially sound. With respect to the financial institution providing brokerage and custodial services, amounts on deposit are invested in money market funds comprised of short-term U.S. government securities.

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

                                                                                                     Year Ended
        Industry Segment                                                             May 31, 2004                May 31, 2003
        ----------------                                                             ------------                ------------
        Revenues:
         Investment advisory                                                         $   290,070                 $   305,493
         Surety bond brokerage                                                            11,775                      32,538
         Corporate                                                                        14,071                       6,590
                                                                                     ------------                ------------
         Total revenues                                                              $   315,916                 $   344,621
                                                                                     ============                ============

        Operating (Loss):
         Investment advisory                                                         $  (411,531)                $  (391,545)
         Surety bond brokerage                                                          (193,104)                   (131,463)
         Corporate                                                                      (366,291)                   (180,144)
                                                                                     ------------                ------------
         Total operating income (loss)                                               $  (970,926)                $  (703,152)
                                                                                     ============                ============

        Identifiable Assets:
         Investment advisory                                                         $    51,032                 $    64,613
         Surety bond brokerage                                                            12,356                       7,714
         Corporate                                                                        15,521                         824
                                                                                     ------------                ------------
         Total assets                                                                $    78,909                 $    73,151
                                                                                     ============                ============

         NELX, INC.
         Notes to Consolidated Financial Statements


        Capital Acquisitions:
         Investment advisory                                                         $     1,823                 $     2,356
         Surety bond brokerage                                                                 -                           -
         Corporate                                                                             -                           -
                                                                                     ------------                ------------
         Total assets                                                                $     1,823                 $     2,356
                                                                                     ============                ============

        Depreciation Charged to
        Identifiable Assets:
         Investment advisory                                                         $     5,256                 $     5,492
         Surety bond brokerage                                                                 -                           -
         Corporate                                                                             -                           -
                                                                                     ------------                ------------

        Total assets                                                                 $     5,256                 $     5,492
                                                                                     ============                ============

         NOTE J - COMPREHENSIVE INCOME
         There are no adjustments necessary to net income as presented in the accompanying statements of operations to derive comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

         NOTE K - EVENTS SUBSEQUENT TO MAY 31, 2004 (UNAUDITED)
         From June through July 30, 2004, the Company received a total of $135,600 from the issuance of convertible promissory notes. The notes are, in some cases, guaranteed by an officer with interest generally at 10%, payable quarterly, with principal due on demand. The principal is convertible, in whole or in part, into common shares of NELX, Inc. on or before the earlier of i) payment thereof and retirement of the notes, or ii) a Qualified Financing. Any such conversion is at the rate of $.10 per share (or the lower price per share implicit in the Qualified Financing).

         Effective July 1, 2004, the Company exchanged for the two related party notes totaling $100,000 ($50,000 each) that were in default at May 31, 2004, two replacement notes. Each such replacement note has a $50,000 principal balance, bears interest at 10% per annum, and is convertible into shares of common stock of the Company on the same terms as the notes described in the preceding paragraph. One replacement note is payable on demand, and the other is payable in 60 equal monthly installments commencing October of 2004.

         On July 17, 2003, the Board of Directors adopted the NELX, Inc. Stock Incentive Plan (the "Plan"). On July 17, 2004 the Plan (including all awards made thereunder) was rescinded because it had not been submitted to and approved by the shareholders of the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2004 and May 31, 2003, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure .

Item 8A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES; CHANGES IN INTERNAL CONTROLS

The Chief Executive Officer/Principal Financial Officer of the Company has concluded, based on his evaluation as of the end of the fiscal period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, their ages and positions are as follows:

                                            Company
Name                       Age              Position
----------------------     ----             ---------------------
John M. Jacobs             50               President & Director

Frederick E. Ferguson      70               Director

C. David Thomas            51               Director

Robert J. Kenney           57               Vice President


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

Robert J. Kenney
----------------
Mr. Kenney joined FSI and Jacobs &Co. in 2000, and is Senior Vice President of Triangle Surety and Vice President and Assistant Portfolio Manager of Jacobs. In addition, he is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining Triangle Surety and Jacobs, Mr. Kenney had over 20 years experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and most recently served as both Manager of Risk Management and Special Projects Manager. Mr. Kenney was elected Vice President of the Company during fiscal 2003.

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

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the calendar years ended December 31, 2001, December 31, 2002 and December 31, 2003 to the Chief Executive Officer of the Company ("the Named Executive Officer"). Other than the Chief Executive Officer, no executive officer of the Company received total compensation from the Company in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                   Annual Compensation

------------------------------------------------------------------------------------------------------------------
                                                                                                  Other
Name and                                                                                          Annual
Principal Position                        Year         Salary ($)          Bonus (s)         Compensation ($)
------------------------------------------------------------------------------------------------------------------
John M. Jacobs (1)                        2003        $ 150,000            $   -                $    -
Chief Executive Officer                   2002        $ 150,000            $   -                $    -
                                          2001        $  87,500            $   -                $    -
------------------------------------------------------------------------------------------------------------------

(1) Mr. Jacobs was appointed Chief Executive Officer of NELX in May 2002 and the amounts reported represent compensation paid to Mr. Jacobs as Chief Executive Officer of Jacobs & Co. and FSI during the calendar years 2003, 2002, and 2001. Other annual compensation for Mr. Jacobs represents distributions made to or on behalf of Mr. Jacobs by Jacobs & Company as a small business corporation electing to be taxed under Subchapter S of the Internal Revenue Code.


The Company had no long term incentive compensation plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2003, 2002 or 2001 calendar years. The Board of Directors of the Company adopted a Stock Incentive Plan ("Plan") on July 17, 2003. However, the Plan was by its terms required to be submitted to and approved by the shareholders of the Company prior to July 17, 2004. Because the Company failed to seek or obtain such approval, the Plan (and awards made thereunder) was rescinded.

There were no cash payments or other compensation paid or set aside directly or indirectly to or for the benefit of any director of the Company for the 2003, 2002 or 2001 calendar years. There are no standard or other arrangements in effect for the compensation of directors of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of August 31, 2004 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

         Name and Address of                         Amount and Nature of
         Beneficial Ownership                        Beneficial Ownership (1)           Percent of Class (2)
         --------------------                        ------------------------           --------------------

         John M. Jacobs
         300 Summers Street, Suite 970
         Charleston, WV  25351                              16,001,460 (3)                     13.26%

         Charles L. Stout and
         Marilyn Stout
         Route 1, Box 41J
         Bridgeport, WV  26330                              13,025,000 (4)                     10.79%

         William D. Jones and
         Cynthia B. Jones
         513 Georgia Avenue
         Chattanooga, TN  37403                              9,060,000                          7.51%

         Frederick E. Ferguson and
         Sandra B. Ferguson
         Rt. 3, Box 408
         Fayetteville, WV 25840                                750,000                          0.63%

         C. David Thomas
         PO Box 5157
         Charleston, WV 25361                                  917,295                          0.76%

         Robert J. Kenney
         809 Sherwood Road
         Charleston, WV 25314                                  770,000 (5)                      0.64%

         All Executive Officers
         and directors as a Group                           18,438,755                         15.28%


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

(2) Based on 120,709,510 shares of common stock issued and outstanding as of September 30, 2004.

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

(5) Includes 260,000 shares held in an individual retirement account for the benefit of Mr. Kenney, and 510,000 shares held in an individual retirement account for the benefit of Mr. Kenney's wife, Lee Anne Kenney.

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

For the calendar year 2000, the five-month period ended May 31, 2001, and fiscal years 2002, 2003, and 2004 the Company's operating expenses were partially funded by advances from its principal shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations, together with the loans by Mr. Jacobs to the Company, "back-to-back loans"). Interest expense on such back-to-back loans amounted to $135,358 in calendar year 2000, and $61,097 for the five-month period ended May 31, 2001, $58,158 for fiscal year ended May 31, 2002, $34,438 for the fiscal year ended May 31, 2003 and $36,006 for the fiscal year ended May 31, 2004.

The principal  sources of financing for the Company since May 31, 2001 have been
(i) the back-to-back loans from John M. Jacobs and (ii) loans from third parties to the Company the repayment of which is guaranteed by Mr. Jacobs ("guaranteed loans"). In order to assure that repayments of the various borrowings by the Company do not result in a deemed loan to Mr. Jacobs, effective May 31, 2004, Mr. Jacobs entered into an assumption agreement with the Company pursuant to which he assumes, and agrees to hold the Company harmless from, principal of specified guaranteed loans as and when necessary to fully offset what might otherwise be deemed an advance of funds by the Company to Mr. Jacobs arising out of the Company's financing activities.

Item 13. EXHIBITS AND REPORTS

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

31.1 Certification of Chief Executive  Officer and Principal
     Financial  Officer pursuant to Rule13a-146.1  promulgated under
     the Securities Exchange Act of 1934                                 EX 31.1

32.1 Certification  pursuant to 18 U.S.C.  Section 1950, as adopted
     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002           EX 32.1

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


Dated:   September 30, 2004                        By: /s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     President, Director and
                                                     principal financial officer


Dated:   September 30, 2004                        By: /s/ Frederick E. Ferguson
        ------------------------                   ----------------------------
                                                     Frederick E. Ferguson
                                                     Director


Dated:   September 30, 2004                        By: /s/ C. David Thomas
        ------------------------                   ----------------------------
                                                     C. David Thomas
                                                     Director