Form 10QSB
period 2004-08-31
NELX INC
filed 2004-10-20
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004


                                   NELX, INC.
                           -------------------------
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


                         300 Summers Street, Suite 970,
                              Charleston, WV 25301
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (304) 343-8171
                                                           --------------



      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                121,785,360 common shares as of October 12, 2004

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)


ASSETS                                                                    August 31, 2004   May 31, 2004
                                                                          ---------------   ------------

CURRENT ASSETS
    Cash and cash equivalents                                             $          232    $        621
    Receivables                                                                   39,467          41,983
    Prepaid and other                                                              5,689           7,796
                                                                          ---------------   ------------
      Total current assets                                                        45,388          50,400


FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $88,912 and $87,525, respectively          12,122          13,509

Deposits                                                                          15,000          15,000
                                                                          ---------------   ------------

      Total assets                                                              $ 72,510        $ 78,909
                                                                          ===============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current maturities of notes payable                                   $    1,004,867    $    971,922
    Current maturities of notes payable - related parties                      1,324,596       1,282,020
    Accounts payable                                                             330,759         279,333
    Accrued interest payable                                                     100,268          55,058
    Accrued expenses                                                             636,314         588,334
                                                                          ---------------   ------------
      Total current liabilities                                                3,396,804       3,176,667

NOTES PAYABLE, less current maturities - related parties                          47,883          42,824
                                                                          ---------------   ------------

      Total liabilities                                                        3,444,687       3,219,491
                                                                          ---------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 120,709,510 shares issued and outstanding                       12,071          12,071
    Additional paid-in capital                                                 1,080,696       1,080,696
    Accumulated deficit                                                       (4,464,944)     (4,233,349)
                                                                          ---------------   ------------
      Total stockholders' equity (deficit)                                    (3,372,177)     (3,140,582)
                                                                          ---------------   ------------

      Total liabilities and stockholders' equity (deficit)                $       72,510    $     78,909
                                                                          ===============   ============















                            See accompanying notes.
                                      F-1

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                                                          Three Months Ended August 31,
                                                                         --------------------------------
                                                                              2004             2003
                                                                         ----------------  --------------


REVENUE                                                                  $       78,510    $     85,961
                                                                         ----------------  --------------

EXPENSES
    General and administrative                                                  174,494         197,925
    Mutual fund costs                                                            40,286          29,004
    Interest                                                                     93,938          43,730
    Depreciation and amortization                                                 1,387           1,278
                                                                         ----------------  --------------
      Total expenses                                                            310,105         271,937
                                                                         ----------------  --------------


NET (LOSS)                                                               $     (231,595)   $   (185,976)
                                                                         ================  ==============


BASIC AND DILUTIVE NET (LOSS) PER SHARE:

    NET (LOSS) PER SHARE                                                 $            -    $          -
                                                                         ================  ==============

    WEIGHTED AVERAGE SHARES OUTSTANDING                                     120,709,510     120,709,510
                                                                         ================  ==============



















                            See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                          Three Months Ended August 31,
                                                                         --------------------------------
                                                                              2004             2003
                                                                         ----------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                           $      (231,595)  $    (185,976)
    Adjustments to reconcile net (loss) to
      net cash provided by (used in) operating activities:
         Depreciation and amortization                                             1,387           1,278
         Changes in operating assets and liabilities:
           Receivables                                                             2,516          23,836
           Prepaid and other current assets                                        2,107           4,289
           Accounts payable                                                       51,426         174,031
           Accrued expenses and other liabilities                                 93,190          45,004
                                                                         ----------------  --------------
            Net cash flows provided by (used in)operating activities             (80,969)         62,462
                                                                         ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                                                   -            (504)
                                                                         ----------------  --------------
            Net cash flows (used in) investing activities                              -            (504)
                                                                         ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                                             108,596         120,836
    Repayment of related party debt                                             (157,016)       (205,729)
    Proceeds from debt obligations                                               144,100          65,000
    Repayment of debt obligations                                                (15,100)        (25,000)
                                                                         ----------------  --------------

            Net cash flows provided by (used in)financing activities              80,580         (44,893)
                                                                         ----------------  --------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     (389)         17,065

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            621             824
                                                                         ----------------  --------------

CASH AND EQUIVALENTS, END OF PERIOD                                      $           232   $      17,889
                                                                         ================  ==============


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                        $        48,728   $      43,428
    Income taxes paid                                                                  -               -















                            See accompanying notes.

NELX, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended August 31, 2004, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2005. For further information, refer to the Company's audited financial statements and footnotes thereto included in
Item 7. of Form 10-KSB filed by NELX on September 30, 2004.

Note B - Recent Accounting Pronouncements

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

Note C - Notes Payable

At August 31, 2004, related party borrowings amounted to $1,372,479. During the three month period ended August 31, 2004, borrowings from related parties amounted to $108,596 and repayments of principal on such related party borrowings amounted to $157,016. Additionally, $144,100 was borrowed by the Company from three unrelated parties from the issuance of convertible promissory notes. The notes are, in some cases, guaranteed by an officer with interest generally at 10%, with principal due on demand. The principal is convertible, in whole or in part, into common shares of NELX, Inc. on or before the earlier of
i) payment thereof and retirement of the notes, or ii) a Qualified Financing. Any such conversion is at the rate of $.10 per share (or the lower price per share implicit in a Qualified Financing). Repayments of principal of $15,100 were made on such unrelated party borrowings during the three-month period ended August 31, 2004. The resulting unpaid balance of notes payable to unrelated parties amounted to $1,004,867.

On or about June 29, 2004, the Company agreed to issue shares of NELX common stock to certain holders of predominantly demand promissory notes of the Company in consideration of the continuing forbearance granted by such note holders. The aggregate number of shares committed to such note holders was 1,075,850 and the price per share as of such date was $.025. The shares were subsequently issued early in October 2004. To account for this agreement and the issuance of shares, the Company recorded a liability and additional interest expense of $26,896 on June 29, 2004 and then settled the liability and reflected the shares in equity upon their issuance in October 2004.

NELX, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note D - Subsequent Event

During September 2004, the Company received a total of $57,750 from the issuance of convertible promissory notes. The notes are guaranteed by an officer with interest generally at 10%, with principal due on demand. The principal is convertible, in whole or in part, into common shares of NELX, Inc. on or before the earlier of i) payment thereof and retirement of the notes, or ii) a Qualified Financing. Any such conversion is at the rate of $.10 per share (or the lower price per share implicit in a Qualified Financing).

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

Long-Lived Assets

When facts and circumstances indicate that the cost of long-lived assets may be impaired, comparing the carrying value of the assets to the projected future cash flows performs an evaluation of the recoverability. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations based on discounted projected future cash flows.

Income Taxes

We currently have net operating loss ("NOL") carry-forwards that can be utilized to offset future income for federal and state tax purposes. These NOL carry-forwards generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOL carry-forwards. Should our assumptions regarding the utilization of these NOL carry-forwards change, we may reduce some or all of this valuation allowance, which would result in the recording of a deferred income tax benefit.

Contractual Obligations and Commercial Commitments

The Company has $2,377,346 of long-term debt, including current installments and excluding fair value adjustments, outstanding at August 31, 2004. Future payments required under these and other obligations are as follows:

----------------------------------------- ------------- ---------- -------- ---------- ---------- --------------- -------------
Certain Contractual Obligations           Current       2005       2006     2007       2008       Thereafter      Total
----------------------------------------- ------------- ---------- -------- ---------- ---------- --------------- -------------
Long-term debt, including current         2,329,463     13,398     9,742    10,756     11,888            2,099    2,377,346
installments
----------------------------------------- ------------- ---------- -------- ---------- ---------- --------------- -------------
Operating lease commitments                   4,794      1,598         0         0          0                0        6,392
----------------------------------------- ------------- ---------- -------- ---------- ---------- --------------- -------------

Results of Operations for the Three Month Period Ended August 31, 2004

The Company experienced a loss for the three-month period ended August 31, 2004 in the amount of $231,595 as compared with a loss of $185,976 for the corresponding period ended August 31, 2003.

Revenues for the three-month period ended August 31, 2004 were $78,510 as compared with $85,961 for the corresponding period ended August 31, 2003, representing an 8.7% decrease. This decrease is attributable to a combination of continued tightening of the availability of bonding in the surety segment of the Company's business and fluctuations in the securities markets resulting in a reduction in the value of assets under the investment management segment of the Company's business.

Quarterly revenues from the investment management segment, net of advisory referral fees, were $66,292 for the three-month period ended August 31, 2004 as compared with $71,351 for the corresponding period ended August 31, 2003, representing a decrease of $5,059. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

Quarterly revenues from the surety segment were $5,686 for the three-month period ended August 31, 2004 as compared with $12,565 for the corresponding period ended August 31, 2003, representing a decrease of $6,879. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended August 31, 2004 were $310,105 as compared with $271,937 for the comparable period ended August 31, 2003, representing an increase of $38,168. This increase is largely attributable to an increase in interest expense and mutual fund costs.

Interest expense for the three-month period ended August 31, 2004 was $93,938 as compared with $43,730 for the corresponding period ended August 31, 2003, representing an increase of $50,208. The increase in interest expense is attributable to the increases in the Company's short and long-term indebtedness incurred to fund ongoing operations.

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

FSI is also reviewing a possible Insurance Company acquisition. If financing can be secured, management believes that the Company will be able to accomplish such acquisition and, with appropriate regulatory approvals, will be in a position to promote and distribute surety products, including the collateralized bonding programs developed by FSI and marketed by Triangle Surety Agency, to the coal and other regulated industries. Such an acquisition holds a tremendous potential for growth.

The collateral accounts, which are required, as a condition of the issuance of such surety bonds will be managed by Jacobs & Company. If the Insurance Company is acquired, revenue sources will be created for Triangle Surety Agency and Jacobs & Company. This will be in addition to the revenues generated by the Insurance Company directly from surety bond issuance premiums.

The Company has identified an Insurance Company that is available for acquisition. On May 28, 2004, the Company entered into an Exclusivity Agreement with the current owner of the Insurance Company granting the exclusive right to the Company to acquire the Insurance Company within a set period of time. A condition of the acquisition is that the Company is to arrange financing. If the Company is able to arrange such financing, the opportunity in the marketplace for an Insurance Company offering surety products, combined with the synergies created for the businesses of -- Triangle Surety Agency and Jacobs & Company should dramatically enhance the overall business prospects of the Company. However, if the Company is unable to arrange the necessary financing and complete the acquisition, its prospects for growth and viability will be significantly diminished.

Analysis of Liquidity, Capital Resources and Financial Position

Management remains optimistic with respect to the growth of the Company's business as described above. However, as of August 31, 2004, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $3,350,000.

Management has funded operating deficits for the three-month period ended August 31, 2004 through borrowings, predominantly from shareholders and other related parties. During the three-month period ended August 31, 2004, borrowings totaled $252,696 ($108,596 from related parties) and repayments of principal totaled $172,116 ($157,016 to related parties). Management will attempt to utilize similar debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain.

As mentioned above, the Company is actively attempting to obtain financing for the acquisition of Insurance Company. If such financing is successfully accomplished, holders of the Company's indebtedness who have been granted the right to convert such indebtedness into common shares will be encouraged to exercise their conversion rights. If the Company is unable to arrange financing for the acquisition, it may not survive.

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

Management's mitigating plans include seeking additional capital and / or debt financing. There is no guarantee that additional capital and / or debt financing will be available when needed and to the extent required. If the opportunity for additional capital and / or debt financing becomes available, it will have to be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                                     NELX, Inc.
                                                    (Registrant)

Dated:  October 20, 2004              By:      /s/  John M. Jacobs
                                      ----------------------------------------
                                                    John M. Jacobs, President