Form 10QSB
period 2004-11-30
NELX INC
filed 2005-01-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004


                                   NELX, INC.
                            -----------------------
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


                         300 Summers Street, Suite 970,
                              Charleston, WV 25301
                       ----------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (304) 343-8171
                                                           --------------



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                121,966,160 common shares as of January 19, 2005

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

                                                                     November 30, 2004    May 31, 2004
                                                                     ------------------ -----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $            303   $            621
    Receivables                                                                40,795             41,983
    Prepaid and other                                                           5,321              7,796
                                                                     ------------------ -----------------
      Total current assets                                                     46,419             50,400
                                                                     ------------------ -----------------


FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $90,299 and $87,525, respectively       13,784             13,509

Deposits                                                                       25,000             15,000
                                                                     ------------------ -----------------

      Total assets                                                   $         85,203   $         78,909
                                                                     ================== =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                              $      1,160,170   $        971,922
    Current maturities of notes payable - related parties                   1,330,849          1,282,020
    Accounts payable                                                          337,369            279,333
    Accrued expenses                                                          719,315            588,334
    Accrued interest payable                                                   89,381             55,058
                                                                     ------------------ -----------------
      Total current liabilities                                             3,637,084          3,176,667
                                                                     ------------------ -----------------

    NOTES PAYABLE TO RELATED PARTIES, less current maturities                  44,277             42,824
                                                                     ------------------ -----------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 121,785,360 shares issued and outstanding                    12,179             12,071
    Additional paid-in capital                                              1,107,485          1,080,696
    Accumulated deficit                                                    (4,715,822)        (4,233,349)
                                                                     ------------------ -----------------
      Total stockholders' equity                                           (3,596,158)        (3,140,582)
                                                                     ------------------ -----------------

      Total liabilities and stockholders' equity                     $         85,203   $         78,909
                                                                     ================== =================










                             See accompanying notes.


NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended November 30,       Six Months Ended November 30,
                                               -----------------  -----------------  -----------------   -----------------
                                                     2004               2003               2004                2003
                                               -----------------  -----------------  -----------------   -----------------

REVENUE                                        $         71,336   $         85,561   $        145,628    $        171,522
                                               -----------------  -----------------  -----------------   -----------------

EXPENSES
    General and administrative                          220,279            199,020            394,774             396,544
    Mutual fund costs                                    36,146             32,099             76,432              61,103
    Interest                                             70,087             41,202            164,025              85,333
    Depreciation and amortization                         1,387              1,278              2,774               2,555
                                               -----------------  -----------------  -----------------   -----------------

      Total expenses                                    327,899            273,599            638,005             545,535
                                               -----------------  -----------------  -----------------   -----------------

OTHER INCOME                                              5,686                  -              9,904                   -
                                               -----------------  -----------------  -----------------   -----------------

NET INCOME (LOSS)                              $       (250,877)  $       (188,038)  $       (482,473)   $       (374,013)
                                               =================  =================  =================   =================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                $              -   $              -   $              -    $              -
                                               =================  =================  =================   =================


    WEIGHTED AVERAGE SHARES OUTSTANDING             121,596,200        120,709,510        121,150,432         120,709,510
                                               =================  =================  =================   =================






                             See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended November 30,       Six Months Ended November 30,
                                               -----------------  -----------------  -----------------   -----------------
                                                     2004               2003               2004                2003
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $ (250,877)   $      (188,038)   $      (482,473)    $      (374,013)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation and amortization                     1,387              1,277              2,774               2,555
        Stock issued for debt forbearance                26,896                  -             26,896                   -
        Changes in operating assets and liabilities:
          Receivables                                    (1,328)           (33,834)             1,188              (9,998)
          Prepaid and other current assets                  368               (387)             2,475               3,902
          Accounts payable                                6,610            142,241             58,037             316,272
          Accrued expenses                               72,114            (71,264)           165,304             (26,261)
                                               -----------------  -----------------  -----------------   -----------------
 Net cash flows from (used ) operating activities      (144,830)          (150,005)          (225,799)            (87,543)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                     (3,049)                 -             (3,049)                  -
    Deposit                                             (10,000)                 -            (10,000)               (504)
                                               -----------------  -----------------  -----------------   -----------------
Net cash flows (used ) investing activities             (13,049)                 -            (13,049)               (504)
                                               -----------------  -----------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                    197,138            300,941            305,734             421,777
    Repayment of related party debt                    (183,788)          (233,392)          (340,804)           (439,121)
    Proceeds from debt obligations                      183,850             65,000            327,950             130,000
    Repayment of debt obligations                       (39,250)                 -            (54,350)            (25,000)
                                               -----------------  -----------------  -----------------   -----------------

Net cash flows provided (used ) from                    157,950            132,549            238,530              87,656
       financing activities                    -----------------  -----------------  -----------------   -----------------

NET INCREASE (DECREASE) IN CASH                              71            (17,456)              (318)               (391)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   232             17,889                621                 824
                                               -----------------  -----------------  -----------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD                  $      303    $           433    $           303     $           433
                                               =================  =================  =================   =================


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                    $   54,077    $        40,454    $       102,805     $        84,283
    Income taxes paid                                         -                  -                  -                   -



                             See accompanying notes.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2004, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2005. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed by NELX, Inc. on September 30, 2004.

Note B - New Accounting Pronouncements

FASB 151 -  Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

Note C - Notes Payable

At November 30, 2004, related party borrowings amounted to $1,375,126. During the six month period ended November 30, 2004, borrowings from related parties amounted to $305,734 and repayments of principal on such related party borrowings amounted to $340,804. Included in related party borrowings are two notes payable totaling $8,500 that are due on demand, carry a stated interest rate of 10% per annum and are convertible into shares of NELX during their term at $.10 (ten cents) per share.

During the six-month period ended November 30, 2004, $327,950 was borrowed by the Company from two unrelated parties. Included in these borrowings are notes totaling $83,850 that are due on demand and $100,000 that are due in October 2005. All of the notes carry a stated interest rate of 10% per annum and are convertible into shares of NELX during their term at $.10 (ten cents) per share. The resulting unpaid balance of notes payable to unrelated parties amounted to $1,160,170 as of November 30, 2004.

On September 16, 2004, the Company issued 1,075,850 shares of common stock valued at $26,896 ($.025 per share) to holders of demand notes as consideration of forbearance.


Note D - Subsequent Events

During December 2004, the Company borrowed a total of $18,200 from related parties. These amounts were borrowed under convertible promissory notes that are due on demand, carry a stated interest rate of 10% per annum and are convertible into shares of NELX during its term at $.10 (ten cents) per share.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates
------------------------------------------
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to an allowance for uncollectible receivables, impairment of long-lived assets and income taxes. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

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

IMPAIRMENT. We evaluate long-lived assets, including our undeveloped mineral spring lease, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections for the estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected, we may be subject to future impairment charges.

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


Contractual Obligations and Commercial Commitments
--------------------------------------------------
The Company has $2,535,296 of long-term debt, including current installments and excluding fair value adjustments, outstanding at November 30, 2004. Future payments required under these and other obligations are as follows:


------------------------------------ --------------- ----------- ---------- ----------- ----------- --------------- --------------
Certain Contractual Obligations      Current         2005        2006       2007        2008        Thereafter      Total
------------------------------------ --------------- ----------- ---------- ----------- ----------- --------------- --------------
Long-term debt, including current    $2,491,019      $12,130     $9,990     $11,030     $11,127          $0         $2,535,296
installments
------------------------------------ --------------- ----------- ---------- ----------- ----------- --------------- --------------
Operating lease commitments               2,497            0          0           0           0           0              2,497
------------------------------------ --------------- ----------- ---------- ----------- ----------- --------------- --------------
Total                                $2,493,516      $12,130     $9,990     $11,030     $11,127          $0         $2,537,793
------------------------------------ --------------- ----------- ---------- ----------- ----------- --------------- --------------

Results of Operations for the Three Month Period Ended November 30, 2004
------------------------------------------------------------------------
The Company experienced a loss for the three-month period ended November 30, 2004 in the amount of $250,877 as compared with a loss of $188,038 for the corresponding period ended November 30, 2003, and a loss of $231,595 for the previous quarter ended August 31, 2004.

Revenues for the three-month period ended November 30, 2004 were $71,336 as compared to $85,561 for the corresponding period ended November 30, 2003. This decrease is comprised of a 16.8% decrease in revenues attributable to the investment management segment and a 14.1% decrease in premiums written through the surety segment of the Company's business. As compared to the previous quarter, revenues were down by approximately $7,174 (from $78,510).

Quarterly revenues from the investment management segment were $67,861 for the three-month period ended November 30, 2004 as compared with $81,516 for the same period in the previous year, a decrease of $13,655. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. For the preceding three-month period ended August 31, 2004, such revenues amounted to $66,292. The decrease in revenues is substantially attributable to the loss of certain managed collateral accounts resulting from the expiration or non-renewal of the surety bonds that such accounts secured. The lack of availability of bonding in the marketplace has prevented the replacement of this business.

Quarterly revenues from the surety segment were $3,475 for the three-month period ended November 30, 2004 versus $4,045 for the same period in the previous year, a decrease of $570, and as compared with $5,686 for the previous quarter ended August 31, 2004. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended November 30, 2004 were $327,899 as compared with $273,599 for the comparable period ended November 30, 2003, an increase of $54,300. Such increase was attributable to an increase in interest expense of $28,885 and an increase in professional fees of $7,114 and an increase in various other general and administrative expenses.

Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs absorbed approximately $27,240 of the Fund's operating expenses during the three-month period ended November 30, 2004 compared with $22,078 for the previous three months. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to seven years. For the three-month period ended November 30, 2004, the Fund's investment advisory fees amounted to $20,023 as compared with $19,888 for the previous quarter, the difference being largely attributable to market fluctuations in the value of the assets of the Fund.

As compared with the previous quarter, general and administrative expense increased by approximately $45,785 from $174,494 for the three-month period ended August 31, 2004 to $220,279 for the three-month period ended November 30, 2004. This increase is primarily attributable to increased general office expenses incurred, payroll taxes and professional services.

Interest expense for the three-month period ended November 30, 2004 was $70,087 as compared with $41,202 for the corresponding period ended November 30, 2003. The increase in interest expense is largely attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations, and the issuance of 1,075,850 shares of common stock valued at $26,896 ($.025 per share) on September 16, 2004 to demand note holders as consideration of forbearance.

Results of Operations for the Six Month Period Ended November 30, 2004
----------------------------------------------------------------------

For the six-month period ended November 30, 2004, the Company experienced a loss of $482,473 as compared with a loss of $374,013 for the corresponding period ended November 30, 2003.

Revenues for the six-month period ended November 30, 2004 were $145,628 versus $171,522 for the corresponding period ended November 30, 2003 representing a 15.1% decrease. This decrease is comprised of an 11.9% decrease in revenues attributable to the investment management segment and a 44.8% decrease in revenues attributable to the surety segment of the business.

Revenues from the investment management segment were $136,467 for the six-month period ended November 30, 2004 as compared with $154,911 for the same period in the previous year, an decrease of $18,444. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from period to period, with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is substantially attributable to the loss of certain managed collateral accounts resulting from the expiration or non-renewal of the surety bonds that such accounts secured. The lack of availability of bonding in the marketplace has prevented the replacement of this business.

Revenues from the surety segment were $9,161 for the six-month period ended November 30, 2004 as compared with $16,611 for the same period in the previous year, a decrease of $7,450. Revenue for this segment of the business is typically more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods would normally reflect the overall growth or loss of business, but in this case is largely attributable to a reduction in the commission rate paid by the principal market in which the Company places its business.

Operating expenses for the six-month period ended November 30, 2004 were $638,005 as compared with $545,535 for the comparable period ended November 30, 2003, an increase of $92,470. The principal element accounting for this increase was an increase in interest expense of $78,692. There was also an increase in mutual fund costs from $61,103 for the period ended November 30, 2003 to $76,432 for the period ended November 30, 2004.

Interest expense for the six-month period ended November 30, 2004 was $164,025 as compared with $85,333 for the corresponding period ended November 30, 2003. The increase in interest expense is substantially attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations; however, $26,896 of this increase was attributable to the issuance of stock of the Company to holders of demand notes representing short-term indebtedness of the Company in consideration of forbearance by such note holders.

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

The Company has identified an insurance company that is available for acquisition and, on May 28, 2004, entered into an Exclusivity Agreement with the owner granting the Company the exclusive right to acquire the insurance company. Unless extended, this right will expire on March 31, 2005. A condition of the acquisition is that the Company arrange financing. The Company has been actively engaged in discussions with potential sources of financing and recently received a commitment for 20% of the aggregate amount needed to complete the acquisition and implement its business plan for the insurance company. If the Company is able to secure the balance of the financing required and complete the acquisition, the opportunity in the marketplace for an insurance company offering surety products combined with the synergies created for the businesses of Triangle and Jacobs & Co. should dramatically enhance the overall business prospects of the Company. However, if the Company is unable to arrange the necessary financing and complete the acquisition, its prospects for growth and viability will be significantly diminished.

Analysis of Liquidity, Capital Resources and Financial Position
---------------------------------------------------------------

As of November 30, 2004, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $3,590,665. Recognizing the cash flow shortages that the Company is facing, management will seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. The Company is actively attempting to raise financing for the acquisition of an insurance company. If such a financing is successfully accomplished, holders of the Company's indebtedness who have been granted the right to convert such indebtedness into common shares will be encouraged to exercise their conversion rights. If the Company is unable to arrange financing for the acquisition, it may not survive.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Going concern contingency: The Company has incurred significant losses from operations since inception, and such losses are expected to continue. In addition, the Company experienced negative cash flow from operations of approximately $628,000 in fiscal 2004, and $225,800 for the six months ended November 30, 2004. Also, the Company has no significant working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

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

None


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

Dated:  January 19, 2005               By:      /s/  John M. Jacobs
        ----------------               ----------------------------------------
                                                     John M. Jacobs
                                                 President and Director