Form 10QSB
period 2005-02-28
NELX INC
filed 2005-04-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005


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

                 121,966,160 common shares as of April 15, 2005

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

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)

                                                                                          February 28, 2005        May 31, 2004
                                                                                          -----------------     ------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                             $            743      $        621
    Receivables                                                                                     33,606            41,983
    Prepaid and other                                                                                6,351             7,796
                                                                                          -----------------     ------------------
      Total current assets                                                                          40,700            50,400
                                                                                          -----------------     ------------------

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $91,687 and $87,525, respectively                            12,397            13,509

Deposits                                                                                            37,500            15,000
                                                                                          -----------------     ------------------

      Total assets                                                                        $         90,597      $     78,909
                                                                                          =================     ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of notes payable                                                   $      1,373,432      $    971,922
    Current maturities of notes payable - related parties                                        1,385,779         1,282,020
    Accounts payable                                                                               306,033           279,333
    Accrued expenses                                                                               760,935           588,334
    Accrued interest payable                                                                       104,761            55,058
                                                                                          -----------------     ------------------
      Total current liabilities                                                                  3,930,940         3,176,667
                                                                                          -----------------     ------------------

    NOTES PAYABLE TO RELATED PARTIES, less current maturities                                        1,558            42,824
                                                                                          -----------------     ------------------
      Total Long-term liabilities                                                                    1,558            42,824
                                                                                          -----------------     ------------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 121,785,360 shares issued and outstanding                                         12,197            12,071
    Additional paid-in capital                                                                   1,108,821         1,080,696
    Accumulated deficit                                                                         (4,962,919)       (4,233,349)
                                                                                          -----------------     ------------------
      Total stockholders' equity                                                                (3,841,901)       (3,140,582)
                                                                                          -----------------     ------------------

      Total liabilities and stockholders' equity                                          $         90,597      $     78,909
                                                                                          =================     ==================

















                            See accompanying notes.

NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended February 29,      Nine Months Ended February 29,
                                                    -------------------------------------------------------------------------
                                                          2005               2004               2005              2004
                                                    -----------------  -----------------  -----------------  ----------------

REVENUE                                             $         60,844   $         73,335   $        205,280   $       244,856
                                                    -----------------  -----------------  -----------------  ----------------

EXPENSES
    General and administrative                               208,775            187,048            603,549           583,592
    Business development and financing                                                -                                    -
    Mutual fund costs                                         35,011             35,207            111,442            96,309
    Interest                                                  62,769             47,864            215,697           133,198
    Depreciation and amortization                              1,387              1,331              4,162             3,886
                                                    -----------------  -----------------  -----------------  ----------------

      Total expenses                                         307,942            271,450            934,850           816,985
                                                    -----------------  -----------------  -----------------  ----------------

NET INCOME (LOSS)                                   $       (247,098)  $       (198,115)  $       (729,570)  $      (572,129)
                                                    =================  =================  =================  ================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                     $              -   $              -   $          (0.01)  $             -
                                                    =================  =================  =================  ================


    WEIGHTED AVERAGE SHARES OUTSTANDING                  121,905,893        120,577,744        121,399,485       120,577,744
                                                    =================  =================  =================  ================


















                            See accompanying notes.


NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                            Three Months Ended February 29,      Nine Months Ended February 29,
                                                         -------------------------------------------------------------------------
                                                               2005               2004               2005              2004
                                                         -----------------  -----------------  -----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                    $       (247,098)  $       (198,115)  $       (729,570)  $      (572,129)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation and amortization                               1,387              1,331              4,162             3,886
        Stock issued for debt forbearance and guarantees            1,354                  -             28,250                 -
        Changes in operating assets and liabilities:
          Receivables                                               7,189              4,050              8,377            (5,948)
          Prepaid and other current assets                         (1,030)               976              1,445             4,878
          Accounts payable                                        (31,336)          (247,616)            26,700            68,656
          Accrued expenses and other liabilities                   57,000            123,184            222,304            96,924
                                                         -----------------  -----------------  -----------------  ----------------
        Net cash flows from (used ) operating activities         (212,534)          (316,190)          (438,332)         (403,733)
                                                         -----------------  -----------------  -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                                    -                  -             (3,049)             (504)
    Deposit                                                       (12,500)                 -            (22,500)                -
                                                         -----------------  -----------------  -----------------  ----------------

        Net cash flows (used ) investing activities               (12,500)                 -            (25,549)             (504)
                                                         -----------------  -----------------  -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from related party debt                              284,063            368,598            589,797           790,375
    Repayment of related party debt                              (186,499)          (194,300)          (527,304)         (633,421)
    Proceeds from debt obligations                                127,910            157,000            455,860           287,000
    Repayment of debt obligations                                       -            (15,000)           (54,350)          (40,000)
                                                         -----------------  -----------------  -----------------  ----------------

        Net cash flows (used ) from financing activities          225,474            316,298            464,003           403,954
                                                         -----------------  -----------------  -----------------  ----------------

NET INCREASE IN CASH                                                  440                108                122              (283)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             303                433                621               824
                                                         -----------------  -----------------  -----------------  ----------------

CASH AND EQUIVALENTS, END OF PERIOD                      $            743   $            541   $            743   $           541
                                                         =================  =================  =================  ================


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                        $         59,738   $         63,624   $        192,893   $       147,908
    Income taxes paid                                                   -                  -                  -                 -













                            See accompanying notes.

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 29, 2005, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2005. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed by NELX, Inc. on September 30, 2004.

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

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NELX, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE C - NOTES PAYABLE

At February 28, 2005, related party borrowings amounted to $1,387,337. During the nine month period ended February 28, 2005, borrowings from related parties amounted to $589,797 and repayments of principal on such related party borrowings amounted to $527,304. During the three month period ended February 28, 2005, borrowings from related parties amounted to $284,603 and repayments on such related party borrowings amount to $186,499. The majority of this additional indebtedness and the related repayments was incurred to further the acquisition of an insurance company. This additional indebtedness is personally guaranteed by a principal stockholder as well as other outside parties. As additional consideration on the debt, shares were issued to the outside parties to guarantee their indebtedness. Also included in related party borrowings for the three month period ended February 28, 2005 is a note from a related party totaling $12,000 that is due on demand, carries a stated interest rate of 10% per annum and is convertible into shares of NELX during its term at $.10 (ten cents) per share. During the three month period, there were also unrelated borrowings that amounted to $127,910. These borrowings were also related to the acquisition of an insurance company as described above.

During the three-month period ended February 28, 2005, $12,700 was borrowed by the Company from an unrelated party. This note is due on demand, carries a stated interest rate of 12% per annum and is convertible into shares of NELX during its term at $.10 (ten cents) per share.

NOTE D - COMMON STOCK

In the three-months ended February 28, 2005, the Company issued 180,800 shares of common stock valued at $1,266 (an average of $.007 per share) to third party guarantors on debt obligations.

NOTE E - SUBSEQUENT EVENTS

During March 2005, the Company borrowed a total of $175,000 from two unrelated parties. These amounts were borrowed under demand notes payable carrying a stated interest rate of 10% per annum and are convertible into shares of NELX during their term at $.10 (ten cents) per share.

NOTE F - RECLASSIFICATIONS

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

IMPAIRMENT. We evaluate long-lived assets, including our undeveloped mineral spring lease, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections for the estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The company has $2,760,769 of long-term debt, including current installments and excluding fair value adjustments, outstanding at February 28, 2005. Future payments required under these and other obligations are as follows:

--------------------------------------------------- -------------- -------- -------- ------- -------- -------------- -------------
CERTAIN CONTRACTUAL OBLIGATIONS                     CURRENT        2005     2006     2007    2008     THEREAFTER     TOTAL
--------------------------------------------------- -------------- -------- -------- ------- -------- -------------- -------------
Long-term debt, including current installments      2,759,211      1,558    0        0       0         0             2,760,769
--------------------------------------------------- -------------- -------- -------- ------- -------- -------------- -------------
Operating lease commitments                               949          0    0        0       0         0                   949
--------------------------------------------------- -------------- -------- -------- ------- -------- -------------- -------------

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2005

The Company experienced a loss for the three-month period ended February 28, 2005 in the amount of $247,098 as compared with a loss of $198,115 for the corresponding period ended February 29, 2004.

Revenues for the three-month period ended February 28, 2005 were $60,844 as compared to $73,335 for the corresponding period ended February 29, 2004, representing a 17.03% decrease. This decrease is largely attributable to a 20.6% decrease in revenues from the investment management segment of the Company's business.

Quarterly revenues from the investment management segment were $56,900 for the three-month period ended February 28, 2005 as compared with $71,618 for the same period in the previous year, a decrease of $14,718. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

Quarterly revenues from the surety segment were $3,944 for the three-month period ended February 28, 2005 versus $1,717 for the same period in the previous year, an increase of $2,227. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended February 28, 2005 were $307,942 as compared with $271,450 for the comparable period ended February 29, 2004, an increase of $36,492 . Such increase was attributable to an increase in general and administrative expense of $21,727, an increase in interest expense of $27,815 and an increase of $140 in other items.

Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs absorbed approximately $29,400 of the Fund's operating expenses during the three-month period ended February 28, 2005. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to seven years. For the three-month period ended February 28, 2005, the Fund's investment advisory fees amounted to $17,468 as compared to $25,301 for the corresponding three-month period ended February 29, 2004.

Interest expense for the three-month period ended February 28, 2005 was $62,769 as compared with $47,864 for the corresponding period ended February 29, 2004. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2005

For the nine-month period ended February 28, 2005, the Company experienced a loss of $729,570 as compared with a loss of $572,129 for the corresponding period ended February 29, 2004.

Revenues for the nine-month period ended February 28, 2005 were $205,280 versus $244,856 for the corresponding period ended February 29, 2004. This decrease is comprised of a 15.2% decrease in revenues attributable to the investment management segment and a 28.4% decrease in revenues attributable to the surety segment of the business.

Revenues from the investment management segment were $192,174 for the nine-month period ended February 28, 2005 as compared with $226,530 for the same period in the previous year, a decrease of $34,356. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from period to period, with any large fluctuations being attributable to the growth or loss of assets under management.

Revenues from the surety segment were $13,106 for the nine-month period ended February 28, 2005 as compared with $18,326 for the same period in the previous year, a decrease of $5,220. Revenue for this segment of the business is typically more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods would normally reflect the overall growth or loss of business, but in this case is largely attributable to a reduction in the commission rate paid by the principal market in which the Company places its business.

Operating expenses for the nine-month period ended February 28, 2005 were $934,850 as compared with $816,985 for the comparable period ended February 29, 2004, an increase of $117,865. The principal elements accounting for this increase are mutual fund direct costs and expenses which were $111,442 for the nine-month period ended February 28, 2005, as compared to $96,309 for the comparable period ended February 29, 2004. There was also an increase in general and administrative expenses, which were $603,549 for the nine month period ended February 28, 2005, as compared with $583,592 for the comparable period ended February 29, 2004, an increase of $19,957. There was an also an increase in interest expense of $82,499 during this period.

Interest expense for the nine-month period ended February 28, 2005 was $215,697 as compared with $133,198 for the corresponding period ended February 29, 2004. The increase in interest expense is attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations, and the issuance of 180,800 shares of common stock valued at $1,266 ($.007 per share) in the third quarter to third-party guarantors of debt obligations.

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

The Company has identified an insurance company that is available for acquisition and, on May 28, 2004, entered into an Exclusivity Agreement with the owner granting the Company the exclusive right to acquire the insurance company. Unless extended, this right will expire on June 30, 2005. A condition of the acquisition is that the Company arrange financing. The Company has been actively engaged in discussions with potential sources of financing and received commitments for 30% of the aggregate amount targeted to complete the acquisition and implement its business plan for the insurance company. If the Company is able to secure the balance of the financing required and complete the acquisition, the opportunity in the marketplace for an insurance company offering surety products combined with the synergies created for the businesses of Triangle and Jacobs & Co. should dramatically enhance the overall business prospects of the Company. However, if the Company is unable to arrange the necessary financing and complete the acquisition, its prospects for growth and viability will be significantly diminished.

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of February 28, 2005, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $3,890,000. Recognizing the cash flow shortages that the Company is facing, management will seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. The Company is actively attempting to raise financing for the acquisition of an insurance company. If such a financing is successfully accomplished, holders of the Company's indebtedness who have been granted the right to convert such indebtedness into common shares will be encouraged to exercise their conversion rights. If the Company is unable to arrange financing for the acquisition, it may not survive.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Going concern contingency: The Company has incurred significant losses from operations since inception, and such losses are expected to continue. In addition, the Company experienced negative cash flow from operations of approximately $403,700 in fiscal 2004, and $438,300 for the nine months ended February 28, 2005. Also, the Company has no significant working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management remains optimistic with respect to the growth of the Company's business as described above. However, as of February 28, 2005, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $3,890,000.

ITEM 3.            CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

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

                                     NELX, Inc.
                                     (Registrant)

Dated:  April 15, 2005               By:      /s/  John M. Jacobs
                                     ---------------------------------------
                                                   John M. Jacobs
                                                   President