Form 10KSB
period 2005-05-31
NELX INC
filed 2005-09-12
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2005


                                   NELX, INC.
                                ---------------
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

State the issuer's revenues for the most recent fiscal year.  $260,347

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on August 1, 2005:
$1,212,961.30 (91,200,105 shares at $.0133 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,663,860 common shares as of September 6, 2005.

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

Item 1.  Description of Business...............................................3

Item 2.  Description of Property...............................................4

Item 3.  Legal Proceedings.....................................................4

Item 4.  Submission of Matters to a Vote of Security Holders...................4


                                     PART II

Item 5.  Market for Common Equity and Related
         Stockholder Matters...................................................4

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................5

Item 7.  Financial Statements..................................................9

Item 8.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................10

Item 8A. Evaluation of Disclosure Controls and Procedures;
         Changes In Internal Controls.........................................10

Item 8B. Other Information - Reportable Conditions............................10

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the
         Exchange Act.........................................................10

Item 10. Executive Compensation...............................................12

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.......................................................13

Item 12. Certain Relationships and Related Transactions.......................14

Item 13. Exhibits, and Reports on Form 8-K....................................15

Item 14. Principal Accountant Fees and Services...............................15

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

Jacobs & Co., incorporated in 1988 in West Virginia, is a SEC registered investment advisory firm whose executive offices are located in Charleston, West Virginia. Jacobs & Co. provides fee based investment advisory services to institutions and individuals, including the Jacobs & Company Mutual Fund (the "J&C Fund" or the "Fund"), which was organized in June 2001 as a series of the Advisors Series Trust. On June 27, 2005, the Fund was reorganized as a series of Northern Lights Fund Trust.

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

                                               High                      Low
                                              -----                      ---

Fiscal Year Ended May 31, 2005

         4th Quarter                           .013                      .006
         3rd Quarter                           .013                      .007
         2nd Quarter                           .02                       .006
         1st Quarter                           .05                       .015


Fiscal Year Ended May 31, 2004

         4th Quarter                           .03                       .013
         3rd Quarter                           .038                      .013
         2nd Quarter                           .045                      .015
         1st Quarter                           .04                       .015

As of September 6, 2005, there were approximately 800 holders of record of the Company's common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Financial Reports

For the three years preceding its acquisition of FSI and Jacobs & Co. in May 2001, the Company had no substantial continuing business operations. During this time, the Company focused its efforts on the liquidation of non-producing assets and settlement of existing obligations. Loan advances from a principal shareholder and director financed deficits in working capital. Additionally, the Company searched for potential equity partners or business combinations that would be complementary to its historic business and that could enhance shareholder value.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MAY 31, 2005

The Company suffered an operating loss in fiscal 2005 of $1,120,000. The principal factors that influenced the results of operations for the fiscal year were a relatively stagnant performance of the investment accounts managed by Jacobs & Co., continuing contractions in the surety business resulting from a loss of underwriters willing to provide surety bonds, and expenses incurred during the period to arrange for the acquisition of an insurance company to respond to the crisis in the surety markets which culminated in the Company's execution of a definitive stock purchase agreement with the owner of the insurance company on July 31, 2005 (see, "Future Direction of Company").

While Jacobs & Co. was able to add assets under management through its marketing efforts, the loss of surety business and the managed collateral accounts associated with such business resulted in a net contraction in assets under management and revenues derived from the investment advisory business.

General and administrative expenses were down slightly, with the decrease in general and administrative being offset by an increase in mutual fund expenses; overall, total expenses increased significantly because of increased interest expense as the result of the working capital deficit and continued financing of operations with short term debt. Also, the Company's incurred additional general and administrative expenses associated with the potential acquisition of a licensed insurance company.

The J&C Fund is responsible for its own operating expenses. However, to assure the viability of the Fund and in accordance with industry norms, Jacobs & Co. as the investment adviser, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. During fiscal 2005, Jacobs bore $111,902 of expenses of the J&C Fund pursuant to its expense limitation agreement, while earning $72,479 in investment advisory fees from the Fund. Fiscal 2005 was disappointing, based in part on the loss of surety collateral accounts and also stagnant performance, neither of which could be fully offset by the Company's marketing efforts.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2005 WITH FISCAL 2004

The Company experienced a loss for the year ended May 31, 2005 in the amount of $1,120,133 as compared with a loss of $970,926 for its year ended May 31, 2004.

Revenues for fiscal 2005 were $260,347 versus $315,916 for fiscal 2004. Revenues of the Company's surety segment increased from $11,775 in fiscal 2004 to $22,337 in fiscal 2005. Revenues of the Company's investment advisory segment decreased from $290,070 to $238,035.

Operating expenses for fiscal 2005 were $1,380,480 as compared with $1,286,842 for fiscal 2004, an increase of $93,638. Such increase was attributable to an increase in mutual fund costs of $9,229, which was partially offset by a decrease in general and administrative expenses of $22,337, and to an increase in interest expense to $324,226 for fiscal 2005, as compared with $218,164 for fiscal 2004. The substantial increase in interest expense is largely attributable to the Company's continued debt financing of operations and substantial deficit in working capital.

CONTRACTUAL OBLIGATIONS

The following table lists our significant liabilities at May 31, 2005:

                                                                 Payments Due by Period
                                          Less than                                            After
Contractual Obligations:                    1 Year          2-3 Years       4-5 Years         5 Years        Total
                                          ----------         -------        --------         --------     ----------

Long-term debt                            $1,419,300         $     0        $      0         $      0     $1,419,300
Long-term debt to Related Parties
                                           1,605,715          33,204          54,378            8,120      1,701,417
Operating leases                               7,919          13,703          11,508                          33,130
                                          ----------         -------        --------         --------     ----------
Total contractual cash obligations
                                          $3,032,934         $46,907        $ 65,886         $  8,120     $3,153,847
                                          ==========         =======        ========         ========     ==========

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

Income Taxes. We currently have net operating loss ("NOL") carryforwards that may be available to offset future income for federal and state tax purposes and may represent a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOLs. Should our assumptions regarding the utilization of these NOLs change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.


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

On May 28, 2004, the Company entered into an Exclusivity Agreement with the owner of an insurance company that granted the Company the exclusive right to acquire the insurance company; and on July 31, 2005, the Company entered into a definitive purchase agreement with the owner to acquired the insurance company. Under the terms of the purchase agreement, upon closing of the acquisition, the insurance company will maintain licenses in West Virginia, Ohio and Indiana, will have approximately $2,850,000 in capital reserves, will have no liabilities and will have no other business assets. Conditions of the acquisition include a requirement that the Company obtain the approval of applicable regulatory authorities and arrange necessary financing. The Company has submitted an application to the West Virginia Insurance Commissioner for approval of the acquisition and of its plan to operate the insurance company as a surety and has obtained commitments for $1,500,000 to finance the acquisition and is seeking to obtain commitments for an additional $3,500,000. Prior to the closing of the acquisition, the Company will seek the approval of the shareholders to reorganize the Company as a Delaware corporation with articles of incorporation that authorize the board of directors to issue preferred stock to finance the Company's business operations, including the acquisition of the insurance company. If the Company is able to secure the necessary regulatory approvals and arrange financing as described, the opportunity in the marketplace for an insurance company offering surety products combined with the synergies created for the businesses of Triangle and Jacobs & Co. should dramatically enhance the overall business prospects of the Company. However, if the Company is unable to secure the necessary regulatory approvals and arrange the necessary financing to complete the acquisition, its prospects for growth and viability will not be good.

ANALYSIS OF FINANCIAL CONDITION

As of May 31, 2005, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $4,181,000. Recognizing the cash flow shortages that the Company is facing, management will seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. The Company is actively attempting to raise financing for the acquisition of an insurance company as described in "Future Direction of Company," above. If such a financing and acquisition are successfully accomplished, holders of the Company's indebtedness who have been granted the right to convert such indebtedness into common shares will be encouraged to exercise their conversion rights. If the Company is unable to arrange financing for the acquisition, it may not survive.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Going concern contingency: The Company has incurred significant losses from operations since inception, and such losses are expected to continue. In addition, the Company experienced negative cash flow from operations of approximately $796,000 in fiscal 2005. Also, the Company has no net working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include continuation of steps to improve cash flow, including the acquisition of an insurance company licensed to issue surety bonds that will generate revenues. Management intends to accomplish these objectives by seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 7:

                                                                           Page

         Table of Contents                                                  F-1

         Report of Independent Registered Public Accounting Firm            F-2

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

                                   NELX, INC.
                               TABLE OF CONTENTS


                                                                         PAGE

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
NELX, INC.
Charleston, West Virginia


We have audited the accompanying consolidated balance sheet of NELX, INC. as of May 31, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years ended May 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of NELX, INC. at May 31, 2005, and the results of its operations and its cash flows for the years ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's significant net working capital deficit and operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
July 21, 2005

NELX, INC.
CONSOLIDATED BALANCE SHEET
MAY 31, 2005


ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                           $        437
    Receivables                                                                               28,286
    Prepaid and other                                                                          7,560
                                                                                        --------------
      Total current assets                                                                    36,283
                                                                                        --------------

FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $93,425                                                10,659

Deposits                                                                                      40,000
                                                                                        --------------

      Total assets                                                                      $     86,942
                                                                                        ==============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes payable                                                                      $   1,419,300
    Notes payable - related parties                                                        1,605,715
    Accounts payable                                                                         271,295
    Accrued interest payable                                                                 121,632
    Accrued expenses                                                                         799,376
                                                                                        --------------
      Total current liabilities                                                            4,217,318

NOTES PAYABLE, less current maturities - related parties                                      95,702
                                                                                        --------------
      Total liabilities                                                                    4,313,020
                                                                                        --------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 122,663,860 shares issued and outstanding                                   12,266
    Additional paid-in capital                                                             1,115,138
    Accumulated deficit                                                                   (5,353,482)
                                                                                        --------------
      Total stockholders' equity (deficit)                                                (4,226,078)
                                                                                        --------------

      Total liabilities and stockholders' equity (deficit)                              $    86,942
                                                                                        ==============


                            See accompanying notes.

NELX, INC.
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                             Year Ended May 31,
                                                                       -------------------------------
                                                                           2005             2004
                                                                       --------------   --------------


REVENUE                                                                $     260,347        $ 315,916
                                                                       --------------   --------------

EXPENSES
    General and administrative                                               902,444          924,781
    Mutual fund costs                                                        147,870          138,641
    Interest                                                                 324,266          218,164
    Depreciation and amortization                                              5,900            5,256
                                                                       --------------   --------------

      Total expenses                                                       1,380,480        1,286,842
                                                                       --------------   --------------

NET (LOSS)                                                               $(1,120,133)      $ (970,926)
                                                                       ==============   ==============


BASIC AND DILUTIVE NET (LOSS) PER SHARE:

    NET (LOSS) PER SHARE                                                     $ (0.01)         $ (0.01)
                                                                       ==============   ==============

    WEIGHTED AVERAGE SHARES OUTSTANDING                                  122,663,860      120,709,510
                                                                       ==============   ==============





                             See accompanying notes.

NELX, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Year Ended May 31,
                                                                       -------------------------------
                                                                           2005             2004
                                                                       --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                         $  (1,120,133)   $    (970,926)
    Adjustments to reconcile net (loss) to
      net cash provided by operating activities
         Depreciation                                                          5,900            5,256
         Stock issued for debt forebearance and guarantees                    34,637                -
         Warrants issued to vendor                                                 -           39,966
         Changes in operating assets and liabilities:
           Receivables                                                        13,697            2,140
           Prepaid and other current assets                                      236            3,466
           Accounts payable                                                   (8,038)          68,075
           Accrued expenses                                                  277,616          224,437
                                                                       --------------   --------------
                Net cash flows provided (to) operating activities           (796,085)        (627,586)
                                                                       --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                                          (3,050)          (1,823)
    Deposit                                                                  (25,000)         (15,000)
                                                                       --------------   --------------
                Net cash flows provided from (to) investing actvities        (28,050)         (16,823)
                                                                       --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                                       1,187,464        1,196,336
    Repayments of related party debt                                        (677,313)      (1,058,701)
    Proceeds from debt obligations                                           423,150          585,500
    Repayments of debt obligations                                          (109,350)         (78,929)
                                                                       --------------   --------------
                Net cash flows provided from (to) financing activities       823,951          644,206
                                                                       --------------   --------------

NET INCREASE (DECREASE) IN CASH                                                 (184)            (203)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        621              824
                                                                       --------------   --------------

CASH AND EQUIVALENTS, END OF PERIOD                                    $         437    $         621
                                                                       ==============   ==============


SUPPLEMENTAL DISCLOSURES
    Interest paid                                                      $     223,055    $     218,033
    Income taxes paid                                                              -                -
    Non-cash investing and financing transactions:
      Accrued interest added to notes payable                                      -           12,558







                             See accompanying notes

NELX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                     Additional
                                                             Common Stock             Paid- In        Accumulated
                                                       -------------------------                 ---------------------
                                                        Shares           Amount       Capital           Deficit           Total
                                                       ------------------------- ---------------------------------------------------

Balance, May 31, 2003                                   120,709,510    $ 12,071     $ 1,040,730       $(3,262,423)     $(2,209,622)

    Issuance of warrants to vendor                                -           -          39,966                 -           39,966

    Net (loss), year ended May 31, 2004                           -           -               -          (970,926)        (970,926)
                                                        -----------    ---------    ------------      ------------      -----------

Balance, May 31, 2004                                   120,709,510    $ 12,071     $ 1,080,696       $(4,233,349)     $(3,140,582)

    Issuance of stock for debt forbearance                1,954,350         195          34,442                 -           34,637
     and guarantees

    Net (loss), year ended May 31, 2005                           -           -               -        (1,120,133)      (1,120,133)
                                                        -----------    ---------    ------------      ------------      -----------

Balance, May 31, 2005                                   122,663,860    $ 12,266     $ 1,115,138       $(5,353,482)     $(4,226,078)
                                                        ===========    =========    ============      ============      ===========







                            See accompanying notes.

NELX, INC.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND BUSINESS
----------------------------------
ORGANIZATION AND NATURE OF BUSINESS

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

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately $1,120,000 and $971,000 for the years ended May 31, 2005 and 2004, and as of May 31, 2005 had a $4,181,000 working capital deficit and a $4,226,000 stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to continue with steps it has taken to improve cash flow through operations, including the acquisition of an insurance company licensed to issue surety bonds that will generate revenues. Management may seek to raise additional funds through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to obtain such funds, complete the contemplated acquisition, nor can it predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NELX, INC.
Notes to Consolidated Financial Statements

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of NELX, Inc. and its majority owned subsidiaries, after the elimination of intercompany transactions.

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates include the collectibility of receivables and valuation of deferred tax benefits. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.

NELX, INC.
Notes to Consolidated Financial Statements

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005.

Management does not expect the adoption of these rules and pronouncements to have a material impact on the Company's results of operations or financial position.

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

NELX, INC.
Notes to Consolidated Financial Statements

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

NELX, INC.
Notes to Consolidated Financial Statements

NOTE C - NOTES PAYABLE
----------------------

Notes payable consist of the following as of May 31, 2005:
           Note  payable  dated  June,  2003,  10%  interest,  secured by personal  guarantee  of an officer,  convertible  into common stock at $.10 per share (or lower price  implicit in a
           Qualified  Financing,  as defined)  before the earlier of i) extended due date of October
           15, 2005  maturity,  or ii) a financing of debt or equity for net proceeds of at least $5
           million (a "Qualified Financing").                                                                  $50,000

           Notes payable to an individual,  dated in fiscal 2003, 10% interest,  secured by personal guarantee of an officer,  convertible into common stock at $.10 per share (or lower price implicit in a Qualified  Financing)  before the  earlier of i) the  extended  due date of
           October 15, 2005, or ii) a Qualified Financing.                                                     325,000

           Notes payable to an individual, dated in October 2004, 10% interest, secured by personal guarantee of an officer, convertible into common stock at $.10 per share (or lower price implicit in a Qualified Financing) before the earlier of i) payment thereof, and
           retirement of the notes, or ii) a Qualified Financing.  Due on demand.                              350,000

           Notes payable to an individual, dated in February 2004, 10% interest, secured by
           personal guarantee of an officer, payable on demand.                                                 75,000

           Notes payable to an individual, dated in fiscal 2004 and 2005, 12% interest, secured by personal guarantee of an officer, convertible into common stock at $.10 per share (or lower price implicit in a Qualified Financing) before the earlier of i) payment thereof,
           and retirement of the notes, or ii) a Qualified Financing. Due on demand.                           219,300

           Notes payable to an individual, dated in fiscal 2004, 10% interest, secured by personal guarantee of an officer, convertible into common stock at $.10 per share (or lower price implicit in a Qualified Financing) before the earlier of i) the extended due date of
           October 15, 2005, or ii) a Qualified Financing.                                                      75,000

           Notes payable to a unrelated trust, dated in fiscal 2004 and 2005, 10% interest, secured by personal guarantee of an officer, convertible into common stock at $.10 per share (or lower price implicit in a Qualified Financing) before the earlier of i) the extended due
           date of September 15, 2005, or ii) a Qualified Financing.                                           225,000

           Note payable to an  individual,  dated  October  2004,  10% interest, secured by personal guarantee of an officer, convertible into common stock at $.10 per share  (or  lower price  implicit  in a  Qualified Financing)  before the earlier of i) the date due,  October
           31, 2005,  or ii) a Qualified Financing.                                                             50,000

           Note payable to an  individual,  dated  November  2004, 10% interest, secured  by  personal guarantee  of an  officer,  payable on demand, convertible  into  common  stock at $.10 per share (or lower price implicit in a Qualified  Financing)  before the earlier of i) payment
           thereof, and retirement of the note, or ii) a Qualified Financing.                                   50,000
                                                                                                          ------------
                Total                                                                                     $  1,419,300
                                                                                                          ============

NELX, INC.
Notes to Consolidated Financial Statements


NOTE D - NOTES PAYABLE - RELATED PARTIES
----------------------------------------

Notes payable to related parties consist of the following as of May 31, 2005:
           Various notes payable to officer,  variable interest rate, unsecured, due on demand.
                                                                                                              $311,749

           Notes payable to four  shareholders,  10% interest;  two of the notes  totaling  $100,000
           secured by a personal guarantee of an officer are in default; payable on demand.                    335,000

           Advances  from  former  director,  non-interest  bearing,  unsecured, payable on demand.             39,837

           Notes payable to four  shareholders,  10% interest,  secured by personal  guarantee of an officer,  convertible  into common stock at $.10 per share (or lower price  implicit in a
           Qualified  Financing)  before the earlier of i) extended due date October 15 2005, or ii)
           a Qualified Financing.                                                                              442,500

           Note payable to shareholder dated July 2005, 10% interest, secured by personal guarantee of an officer, payable on demand, convertible into common  stock  at $.10  per  share  (or lower  price  implicit  in a Qualified  Financing)  before the earlier of i) payment thereof,
           and  retirement of the note, or ii) a Qualified Financing.                                           42,000

           Note payable to  shareholder,  dated  January  2005,  10%  interest,  secured by personal guarantee  of an officer,  with  payments to be made in 20 equal  quarterly  installments
           including   principal  and  interest   beginning  February  2006  through  January  2010,
           convertible  into common stock at $.10 per share (or lower price  implicit in a Qualified
           Financing) before the earlier of i) January 2010, maturity or ii) a Qualified Financing.             50,000

           Notes  payable to four  shareholders,  dated in fiscal  year 2004 and 2005,  10%  interest, secured by personal  guarantee  of an officer;  payable on demand,  convertible  into common stock at $.10 per share (or lower price implicit in a Qualified Financing) before the earlier
           of i)  payment  thereof,  and  retirement  of  the  notes,  or  ii) a Qualified Financing.          402,297

           Note payable to shareholder  dated in fiscal year 2004, 12% interest, secured  by  personal guarantee  of an  officer,  payable  on demand convertible  into  common  stock at  $.10/per share (or lower  price implicit in a Qualified  Financing)  before the earlier of i) payment
           thereof, and retirement of the note, or ii) a Qualified Financing.                                   47,000

           Note payable to  shareholder  dated  October 21, 1999,  10% interest, secured by assignment of $25,000 of proceeds of a term life insurance policy  insuring  the  life of an  officer,
           interest  and  principal payable monthly, with a final payment on May 1, 2006.                        6,034

           Note  payable  to  shareholder,  dated  August  2004,  10%  interest, unsecured, due on demand.      25,000
                                                                                                          ------------
                Total                                                                                      $ 1,701,417
                                                                                                          ============

                Current maturities                                                                         $ 1,605,715
                Long-term maturities                                                                            95,702
                                                                                                          ------------
                Total                                                                                      $ 1,701,417
                                                                                                          ============

NELX, INC.
Notes to Consolidated Financial Statements


Future  maturities of notes payable to related parties as of May 31, 2005 are as follows:

                                                                                        2006             $   1,605,715
                                                                                        2007                    15,780
                                                                                        2008                    17,424
                                                                                        2009                    43,166
                                                                                        2010                    11,212
                                                                                        Thereafter               8,120
                                                                                                         -------------

                                                                                                         $   1,701,417
                                                                                                         =============


During 2004 and 2005, the Company's operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M.
Jacobs. The funding source for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations, together with the loans by Mr. Jacobs to the Company, "back-to-back loans"). Interest expense on such back-to-back loans ranging from 6.75% to 12% amounted to approximately $18,000 for 2005 and $36,000 for 2004.

To assure that repayments of the various borrowings by the Company do not result in a deemed loan to Mr. Jacobs, effective May 31, 2004, Mr. Jacobs entered into an Assumption Agreement with the Company pursuant to which he assumes, and agrees to hold the Company harmless from, principal of specified guaranteed loans as and when necessary to fully offset what might otherwise be deemed an advance of funds arising out of the Company's financing activities. During fiscal 2004, the Company repaid $460,378 on the back-to-back loans which was $133,578 more than the original loans and related interest charges. As a result of the Assumption Agreement at May 31, 2004, this excess was offset against a $325,000 note for a net note payable to Mr. Jacobs totaling $191,422 as of May 31, 2004. During fiscal 2005, Mr. Jacobs loaned the Company $764,214 (including interest charges) and was repaid $643,887 on the back-to-back loans, resulting in a net note payable to Mr. Jacobs of $311,749 as of May 31, 2005.

NOTE E - INCOME TAXES
---------------------

As of May 31, 2005, the Company had operating loss carryforwards of approximately $9.85 million, an increase in fiscal 2005 of approximately $1,100,000. These carryforwards begin expiring in 2010 and are subject to review by the Internal Revenue Service and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carryforwards will be substantially limited.

The Company has fully reserved the $2.2 million tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

NELX, INC.
Notes to Consolidated Financial Statements

NOTE F - STOCKHOLDERS' EQUITY
-----------------------------

WARRANTS

On September 29, 2003, the Company issued warrants to purchase 2 million common shares to a principal vendor in connection with financing and forbearance in payment of certain trade obligations. The exercise price of the warrants is $.04 per share and expire September 30, 2008. The warrants were valued using the Black-Scholes pricing model at $.02 per share, a total of $39,966.

DEBT FORBEARANCE

In fiscal 2005, confirming promises made to certain of its third-party financing sources, the Company issued 1,954,350 shares of its common stock to certain holders of predominantly demand promissory notes in consideration of the continuing forbearance and guarantees granted by such note holders. The warrants were valued at approximately $.0178 per share based on quoted closing prices on the dates the stock was committed, a total of $34,637.


NOTE G - COMMITMENTS
--------------------

LEASE COMMITMENTS

The Company leases certain office equipment with combined monthly payments of approximately $700 and expiration terms varying from three to five years. The Company's lease of office, parking and storage space expired in July 2002 and continues on a month-to-month basis at an approximate monthly rate of $2,400. Rental expense for these lease commitments totaled approximately $47,000 and $55,000 during 2005 and 2004.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2005 are:

                        2006                   $ 7,919
                        2007                     6,851
                        2008                     6,852
                        2009                     6,852
                        2010                     4,656

NELX, INC.
Notes to Consolidated Financial Statements

NOTE H - FINANCIAL INSTRUMENTS
------------------------------

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


                                                                                                    Year Ended
        Industry Segment                                                             May 31, 2005                May 31, 2004
        ----------------                                                             ------------                ------------
        Revenues:
         Investment advisory                                                         $    238,035                $    290,070
         Surety bond brokerage                                                             22,254                      11,775
         Corporate                                                                             58                      14,071
                                                                                     ------------                ------------
         Total revenues                                                              $    260,347                $    315,916
                                                                                     ============                ============

        Operating (Loss):
         Investment advisory                                                         $   (458,420)               $   (411,531)
         Surety bond brokerage                                                           (183,932)                   (193,104)
         Corporate                                                                       (477,781)                   (366,291)
                                                                                     ------------                ------------
         Total operating income (loss)                                               $ (1,120,133)               $   (970,926)
                                                                                     ============                ============

        Identifiable Assets:
         Investment advisory                                                         $     40,384                $     51,032
         Surety bond brokerage                                                              5,891                      12,356
         Corporate                                                                         40,667                      15,521
                                                                                     ------------                ------------
         Total assets                                                                $     86,942                $     78,909
                                                                                     ============                ============

        Capital Acquisitions:
         Investment advisory                                                         $      3,050                $      1,823
         Surety bond brokerage                                                                  -                           -
         Corporate                                                                              -                           -
                                                                                     ------------                ------------
         Total assets                                                                $      3,050                $      1,823
                                                                                     ============                ============

        Depreciation Charged to
        Identifiable Assets:
         Investment advisory                                                         $      5,900                $      5,256
         Surety bond brokerage                                                                  -                           -
         Corporate                                                                              -                           -
                                                                                     ------------                ------------
        Total assets                                                                 $      5,900                $      5,256
                                                                                     ============                ============

NOTE J - COMPREHENSIVE INCOME
-----------------------------

There  are  no  adjustments   necessary  to  net  income  as  presented  in  the
accompanying   statements  of  operations  to  derive  comprehensive  income  in accordance with SFAS No. 130, "Reporting Comprehensive Income."

NELX, INC.
Notes to Consolidated Financial Statements


NOTE K - EVENTS SUBSEQUENT TO MAY 31, 2005 (UNAUDITED)
-----------------------------------------------------

From June through July 30, 2005, the Company received a total of $72,000 from the issuance of convertible promissory notes. The notes are, in some cases, guaranteed by an officer with interest generally at 10%, payable quarterly, with principal due on demand. The principal is convertible, in whole or in part, into common stock on or before the earlier of i) payment thereof and retirement of the notes, or ii) a Qualified Financing. Any such conversion is at the rate of $.10 per share (or the lower price per share implicit in the Qualified Financing).

On July 31, 2005, the Company entered into a definitive purchase agreement pursuant to which it has agreed to purchase the outstanding stock of a licensed insurance company and the owner of such stock has agreed to sell that stock to the Company for an aggregate purchase price of approximately $3,000,000. The closing of the transaction is conditioned on regulatory approvals and the Company's obtaining the necessary financing. The Company has paid a $40,000 deposit to the seller which, if the transaction does not close in accordance with the terms of the purchase agreement, is non-refundable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2005 and May 31, 2004, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure .

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


ITEM 8B.  OTHER INFORMATIOIN - REPORTABLE CONDITIONS

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company, their ages and positions are as follows:


Name                       Age              Company  Position
----------------------     ---              ---------------------
John M. Jacobs             51               President & Director
Frederick E. Ferguson      71               Director
C. David Thomas            52               Director
Robert J. Kenney           58               Vice President


JOHN M. JACOBS

Mr. Jacobs is a SEC registered investment advisor, Certified Public Accountant, and is licensed as a property and casualty insurance agent in fifteen (15) states. For the past eight years, Mr. Jacobs has served as a Director and
President of both Jacobs & Company and FS Investments, Inc. Prior to establishing his investment advisory business in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients. Mr. Jacobs has served as a director and President of NELX Inc. since May 2001.

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

ROBERT J. KENNEY

Mr. Kenney joined FSI and Jacobs &Co. in 2000, and is Senior Vice President of Triangle Surety and Vice President and Assistant Portfolio Manager of Jacobs. In addition, he is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining Triangle Surety and Jacobs, Mr. Kenney had over 20 years experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and served as both Manager of Risk Management and Special Projects Manager. Mr. Kenney was elected Vice President of the Company during fiscal 2003.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the calendar years ended December 31, 2002, December 31, 2003 and December 31, 2004 to the Chief Executive Officer of the Company ("the Named Executive Officer"). Other than the Chief Executive Officer, no executive officer of the Company received total compensation from the Company in excess of $100,000.

------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE

                                                   Annual Compensation

------------------------------------------------------------------------------------------------------------------
                                                                                                  Other
Name and                                                                                          Annual
Principal Position                        Year         Salary ($)          Bonus (s)         Compensation ($)
------------------------------------------------------------------------------------------------------------------

John M. Jacobs (1)                        2004         $150,000            $     -            $         -
Chief Executive Officer                   2003         $150,000            $     -            $         -
                                          2002         $150,000            $     -            $         -
------------------------------------------------------------------------------------------------------------------

(1) Mr. Jacobs was appointed Chief Executive Officer of NELX in May 2002 and the amounts reported represent compensation paid to Mr. Jacobs as Chief Executive Officer of Jacobs & Co. and FSI during the calendar years 2004, 2003, and 2002.

The Company had no long term incentive compensation plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2004, 2003 or 2002 calendar years. The Board of Directors of the Company did adopt a Stock Incentive Plan ("Plan") on July 17, 2003. However, the Plan was by its terms required to be submitted to and approved by the shareholders of the Company prior to July 17, 2004. Because the Company failed to seek or obtain such approval, the Plan (and awards made thereunder) was rescinded.

There were no cash payments or other compensation paid or set aside directly or indirectly to or for the benefit of any director of the Company for the 2004, 2003 or 2002 calendar years. There are no standard or other arrangements in effect for the compensation of directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of August 1, 2005 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

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

(2) Based on 120,709,510 shares of common stock issued and outstanding as of September 8, 2003.

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

For the calendar year 2000, the five-month period ended May 31, 2001, and fiscal years 2002, 2003, and 2004 the Company's operating expenses were partially funded by advances from its principal shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties. Interest expense on such obligations amounted to $135,358 in calendar year 2000, and $61,097 for the five-month period ended May 31, 2001, $58,158 for fiscal year ended May 31, 2002, $34,438 for the fiscal year ended May 31, 2003, $36,006 for the fiscal year ended May 31, 2004, and $18,108 for the fiscal year ended May 31, 2005.

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

Exhibit Number                                                             Page

2.1 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
       FSI Acquisition Corp. and FS Investments, Inc. (1)

2.2 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
       J&C Acquisition Corp. and Jacobs & Company (1)

       Company's plan of acquisition, reorganization, arrangement, liquidation or succession

3.1    Company's Articles of Incorporation (2)

3.2    Company's By-laws (2)

21     Subsidiaries of Company                                              21.1

31.1   Certification of Chief Executive Officer and Principal
       Financial Officer pursuant to Rule 13a-146.1 promulgated
       under the Securities Exchange Act of 1934                            31.1

32.1   Certification pursuant to 18 U.S.C. Section 1950, as
       adopted pursuant to Section 906 of the Sarbanes-Oxley                32.1
       Act of 2002



     (1) Incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2001.

     (2) Incorporated by reference to the Company's Registration Statement on Form 10.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2005, principal accounting fees and services related to the annual audit of financial Statements, reviews of interim financial statements and audit-specific matters were $28,750. Fees for tax services for fiscal 2005 were $5,750.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   September 9,  2005                        By:  /s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     President, Director and
                                                     Principal Financial Officer


Dated:   September 9,  2005                        By: /s/ Frederick E. Ferguson
        ------------------------                   ----------------------------
                                                     Frederick E. Ferguson
                                                     Director


Dated:   September 9,  2005                        By: /s/ C. David Thomas
        ------------------------                   ----------------------------
                                                     C. David Thomas
                                                     Director