Form 10QSB
period 2005-08-31
NELX INC
filed 2005-10-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2005


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


               300 Summers Street, Suite 970, Charleston WV 25301
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (304) 343-8171
                                                            --------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                122,663,860 common shares as of October 19, 2005

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:


                                                                           Page

                  Financial Statements (Unaudited)
                  --------------------------------

                  Consolidated Condensed Balance Sheets                     F-1
                  Consolidated Condensed Statements of Operations           F-2
                  Consolidated Condensed Statements of Cash Flows           F-3
                  Notes to Consolidated Condensed Financial Statements      F-4

NELX, INC.
CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)


ASSETS                                                                   August 31, 2005    May 31, 2005
                                                                         -----------------  -------------

CURRENT ASSETS
    Cash and cash equivalents                                            $          1,247   $         437
    Receivables                                                                    34,302          28,286
    Prepaid and other                                                              10,773           7,560
                                                                         -----------------  -------------
      Total current assets                                                         46,322          36,283


FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $94,900 and $93,425, respectively            9,184          10,659

Deposits                                                                           40,000          40,000
                                                                         -----------------  -------------

      Total assets                                                       $         95,506   $      86,942
                                                                         =================  =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current maturities of notes payable                                  $      1,394,300   $   1,419,300
    Current maturities of notes payable - related parties                       1,779,969       1,605,715
    Accounts payable                                                              348,844         271,295
    Accrued interest payable                                                      149,157         121,632
    Accrued expenses                                                              854,677         799,376
                                                                         -----------------  -------------
      Total current liabilities                                                 4,526,947       4,217,318

NOTES PAYABLE, less current maturities - related parties                           91,911          95,702
                                                                         -----------------  -------------

      Total liabilities                                                         4,618,858       4,313,020
                                                                         -----------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 122,663,860 shares issued and outstanding                        12,266          12,266
    Additional paid-in capital                                                  1,115,138       1,115,138
    Accumulated deficit                                                        (5,650,756)     (5,353,482)
                                                                         -----------------  -------------
      Total stockholders' equity (deficit)                                     (4,523,352)     (4,226,078)
                                                                         -----------------  -------------

      Total liabilities and stockholders' equity (deficit)               $         95,506   $      86,942
                                                                         =================  =============


                            See accompanying notes.
                                      F-1


NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                                                                          Three Months Ended August 31,
                                                                         ---------------------------------
                                                                               2005              2004
                                                                         ----------------   --------------


REVENUE                                                                  $       59,627     $     78,510
                                                                         ----------------   --------------

EXPENSES
    General and administrative                                                  234,355          174,494
    Mutual fund costs                                                            36,448           40,286
    Interest                                                                     84,623           93,938
    Depreciation and amortization                                                 1,475            1,387
                                                                         ----------------   --------------
      Total expenses                                                            356,901          310,105
                                                                         ----------------   --------------


NET (LOSS)                                                               $     (297,274)    $   (231,595)
                                                                         ================   ==============


BASIC AND DILUTIVE NET (LOSS) PER SHARE:

    NET (LOSS) PER SHARE                                                 $            -     $          -
                                                                         ================   ==============

    WEIGHTED AVERAGE SHARES OUTSTANDING                                     122,663,860      120,709,510
                                                                         ================   ==============










                            See accompanying notes.
                                      F-2


NELX, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                          Three Months Ended August 31,
                                                                         ---------------------------------
                                                                              2005              2004
                                                                         ----------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                           $      (297,274)   $    (231,595)
    Adjustments to reconcile net (loss) to
      net cash provided by (used in) operating activities:
         Depreciation and amortization                                             1,475            1,387
         Additional consideration for debt forgiveness and guarantees              3,626
         Changes in operating assets and liabilities:
           Receivables                                                            (6,016)           2,516
           Prepaid and other current assets                                       (3,213)           2,107
           Accounts payable                                                       77,549           51,426
           Accrued expenses and other liabilities                                 79,200           93,190
                                                                         ----------------   --------------
            Net cash flows provided by (used in)operating activities            (144,653)         (80,969)
                                                                         ----------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                                             322,570          108,596
    Repayment of related party debt                                             (152,107)        (157,016)
    Proceeds from debt obligations                                                65,000          144,100
    Repayment of debt obligations                                                (90,000)         (15,100)
                                                                         ----------------   --------------

            Net cash flows provided by (used in)financing activities             145,463           80,580
                                                                         ----------------   --------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      810             (389)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            437              621
                                                                         ----------------   --------------

CASH AND EQUIVALENTS, END OF PERIOD                                      $         1,247    $         232
                                                                         ================   ==============


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                                        $        57,098    $      48,728
    Income taxes paid                                                                  -                -














                            See accompanying notes.
                                      F-3

NELX, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of NELX, Inc. (the "Company" or "NELX") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended August 31, 2005, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2006. For further information, refer to the Company's audited financial statements and footnotes thereto included in
Item 7. of Form 10-KSB filed by NELX on September 12, 2005.

Note B - Recent Accounting Pronouncements

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

In June 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments", which clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate that FSP FAS 115-1 will materially impact the Company's financial condition or results of operations. The FASB recently said that no further guidance on other-than temporary impairment would be forthcoming.


Note C - Notes Payable

At August 31, 2005, related party borrowings amounted to $1,871,880. During the three month period ended August 31, 2005, borrowings from related parties amounted to $322,570 and repayments of principal on such related party borrowings amounted to $152,107. Included in related party borrowings is a note payable totaling $7,000 that is due on demand, carries a stated interest rate of 10% per annum and is convertible into shares of NELX, Inc. during its term at the rate of $.10 (ten cents) per share. Related party borrowings also include advances from the Company's largest shareholder and chief executive officer of $315,570.

During the three month period ended August 31, 2005, $65,000 was borrowed by the Company from an unrelated party. These notes are due on demand, carry a stated interest rate of 12% per annum and are convertible into shares of NELX, Inc. during their term at the rate of $.10 (ten cents) per share.

NELX, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note D - Subsequent Event

During September 2005, the Company received a total of $65,500 from the issuance of convertible promissory notes. These borrowings include notes payable to an unrelated party totaling $60,500 that carry a stated interest rate of 12% per annum and a note payable to a related party totaling $5,000 that carries a stated interest rate of 10% per annum. The notes are guaranteed by an officer with principal due on demand. The principal is convertible, in whole or in part, into common shares of NELX, Inc. on or before the earlier of i) payment thereof and retirement of the notes, or ii) a Qualified Financing. Any such conversion is at the rate of $.10 (ten cents) per share (or the lower price per share implicit in a Qualified Financing).

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has $3,266,180 of long-term debt, including current installments and excluding fair value adjustments, outstanding at August 31, 2005. Future payments required under these and other obligations are as follows:

--------------------------------------- -------------- ---------- --------- ---------- ---------- --------------- -------------
Certain Contractual Obligations         Current        2007       2008      2009       2010       Thereafter      Total
--------------------------------------- -------------- ---------- --------- ---------- ---------- --------------- -------------
Long-term debt, including current       3,174,269      16,180     17,865    41,231     11,497            5,138    3,266,180
installments
--------------------------------------- -------------- ---------- --------- ---------- ---------- --------------- -------------
Operating lease commitments                 7,326       6,851      6,852     6,852      3,978                0       31,859
--------------------------------------- -------------- ---------- --------- ---------- ---------- --------------- -------------

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2005

The Company experienced a loss for the three-month period ended August 31, 2005 in the amount of $297,274 as compared with a loss of $231,595 for the corresponding period ended August 31, 2004.

Revenues for the three-month period ended August 31, 2005 were $59,627 as compared with $78,510 for the corresponding period ended August 31, 2004, representing a 24.1% decrease. This decrease is attributable to a combination of continued tightening of the availability of bonding in the surety segment of the Company's business and fluctuations in the securities markets resulting in a reduction in the value of assets under the investment management segment of the Company's business.

Quarterly revenues from the investment management segment, net of advisory referral fees, were $50,116 for the three-month period ended August 31, 2005 as compared with $66,292 for the corresponding period ended August 31, 2004, representing a decrease of $16,176. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

Quarterly revenues from the surety segment were $9,511 for the three-month period ended August 31, 2005 as compared with $5,686 for the corresponding period ended August 31, 2004, representing an increase of $3,825. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended August 31, 2005 were $356,901 as compared with $310,105 for the comparable period ended August 31, 2004, representing an increase of $46,796. This increase is largely attributable to an increase in various professional fees, attributable in significant part to expenses incurred in the negotiation and documentation of the Company's agreement to purchase the stock of an insurance company and application for regulatory approval of such acquisition.

Jacobs & Company ("Jacobs"), a wholly owned subsidiary of NELX, is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs absorbed approximately $28,000 of the Fund's operating expenses during the three-month period ended August 31, 2005. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to seven years. For the three-month period ended August 31, 2005, the Fund's investment advisory fees amounted to $10,751 as compared to $19,888 for the corresponding three-month period ended August 31, 2004.

Interest expense for the three-month period ended August 31, 2005 was $84,623 as compared with $93,938 for the corresponding period ended August 31, 2004, representing a decrease of $9,315. The decrease in interest expense is due to the issuance of NELX common stock to certain holders of predominantly demand promissory notes of the Company in consideration of the continuing forbearance granted by such note holders, which was recorded as additional interest expense during the three-month period ended August 31, 2004.

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

On July 31, 2005, the Company entered into a definitive purchase agreement with the owner of an insurance company with active licenses in each of West Virginia, Ohio and Indiana. Under the purchase agreement, The Celina Mutual Insurance Company (Celina) has agreed to sell the stock of West Virginia Fire and Casualty Company (WVFCC) to the Company for a purchase price of approximately $3 million. The closing of the transaction is conditioned on each of (i) Celina's withdrawing sufficient assets and removing liabilities from WVFCC to reduce WVFCC's net worth to approximately $2.85 million, (ii) a financing contingency, and (iii) necessary approvals of the West Virginia Department of Insurance and the Insurance Departments of each of Ohio and Indiana. Commitments for financing received on September 30, 2005, have brought the total commitments to $3,000,000 and have enabled NELX to eliminate the financing contingency to which its acquisition of WVFCC is subject. The Company has submitted an application to the West Virginia Insurance Commissioner for approval of the acquisition and of its plan to operate the insurance company as a surety. Prior to the closing of the acquisition, the Company will seek the approval of the shareholders to reorganize the Company as a Delaware corporation with articles of incorporation that authorize the board of directors to issue preferred stock to finance the Company's business operations, including the acquisition of the insurance company. If the Company is able to secure the necessary regulatory approvals and complete arrangements for the financing as described, the opportunity in the marketplace for an insurance company offering surety products combined with the synergies created for the businesses of Triangle and Jacobs & Co. should dramatically enhance the overall business prospects of the Company. However, if the Company is unable to secure the necessary regulatory approvals and complete arrangements for the necessary financing to complete the acquisition, its prospects for growth and viability will diminish.

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of August 31, 2005, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $4,480,625. Recognizing the cash flow shortages that the Company is facing, management will seek to raise additional funds through private placements of stock at prices that will not be dilutive to current shareholders. The Company is actively attempting to raise financing for the acquisition of an insurance company as described in "Future Direction of Company," above. If such a financing and acquisition are successfully accomplished, holders of the Company's indebtedness who have been granted the right to convert such indebtedness into common shares will be encouraged to exercise their conversion rights. If the Company is unable to arrange financing for the acquisition, it may not survive.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Going concern contingency: The Company has incurred significant losses from operations since inception, and such losses are expected to continue. In addition, the Company experienced negative cash flow from operations of approximately $796,000 in fiscal 2005 and $144,700 for the three months ended August 31, 2005. Also, the Company has no net working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include continuation of steps to improve cash flow, including the acquisition of an insurance company licensed to issue surety bonds that will generate revenues. Management intends to accomplish these objectives by seeking additional capital and/or debt financing. While certain levels of financing have been committed, such commitments are contingent upon, among other things, approval of the acquisition of the insurance company by regulatory authorities. Additional financing is being sought by the Company, and there is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                     NELX, Inc.
                                    (Registrant)



Dated:  October 19, 2005            By:      /s/  John M. Jacobs
                                    ----------------------------------------
                                    John M. Jacobs
                                    President, Chief Executive Officer
                                    And Principal Financial Officer