Form 10QSB
period 2005-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2006-01-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2005


                          JACOBS FINANCIAL GROUP, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

======================================== ===================================== =====================================
               Delaware                                0-21210                               84-0922335
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

                                   NELX, INC.
                   (Former Name, if Changed Since Last Report)
                   -------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                138,927,081 common shares as of January 13, 2006

                         PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:


                                                                           Page
                                                                           ----
        Financial Statements (Unaudited)
        --------------------------------
        Consolidated Condensed Balance Sheets                               F-1
        Consolidated Condensed Statements of Operations                     F-2
        Consolidated Condensed Statements of Cash Flows                     F-3
        Notes to Consolidated Condensed Financial Statements                F-4

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                          November 30, 2005    May 31, 2005
                                                                                          -----------------    ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                             $         49,176     $        437
    Receivables                                                                                     34,866           28,286
    Prepaid and other                                                                                9,808            7,560
                                                                                          -----------------    ------------
      Total current assets                                                                          93,850           36,283


FURNITURE AND EQUIPMENT,
    net of accumulated depreciation of $96,375 and $93,425, respectively                             7,709           10,659

Deposits                                                                                            40,000           40,000
                                                                                          -----------------    ------------

      Total assets                                                                        $        141,559     $     86,942
                                                                                          =================    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current maturities of notes payable                                                   $      1,439,300     $  1,419,300
    Current maturities of notes payable - related parties                                        1,809,685        1,605,715
    Accounts payable                                                                               300,275          271,295
    Accrued interest payable                                                                       168,547          121,632
    Accrued expenses                                                                               926,357          799,376
                                                                                          -----------------    ------------
      Total current liabilities                                                                  4,644,164        4,217,318

LONG-TERM LIABILITIES
    Notes payable, less current maturities                                                         116,000                -
    Notes payable, less current maturities - related parties                                       320,602           95,702
                                                                                          -----------------    ------------
      Total long-term liabilities                                                                  436,602           95,702

      Total liabilities                                                                          5,080,766        4,313,020
                                                                                          -----------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value par value; 500 million shares
      authorized: 122,663,860 shares issued and outstanding                                         12,266           12,266
    Additional paid-in capital                                                                   1,115,138        1,115,138
    Accumulated deficit                                                                         (6,066,611)      (5,353,482)
                                                                                          -----------------    ------------
      Total stockholders' equity (deficit)                                                      (4,939,207)      (4,226,078)
                                                                                          -----------------    ------------

      Total liabilities and stockholders' equity (deficit)                                $        141,559     $     86,942
                                                                                          =================    ============


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended November 30,     Six Months Ended November 30,
                                                      ----------------------------------------------------------------------
                                                           2005              2004              2005              2004
                                                      ----------------  ---------------   ---------------   ----------------

REVENUE                                               $        53,872    $      71,336     $     113,499     $      145,628
                                                      ----------------  ---------------   ---------------   ----------------

EXPENSES
    General and administrative                                305,192          220,279           539,548            394,774
    Mutual fund costs                                          43,186           36,146            79,633             76,432
    Interest                                                  119,874           70,087           204,497            164,025
    Depreciation and amortization                               1,475            1,387             2,950              2,774
                                                      ----------------  ---------------   ---------------   ----------------

      Total expenses                                          469,727          327,899           826,628            638,005
                                                      ----------------  ---------------   ---------------   ----------------

OTHER INCOME                                                                     5,686                                9,904
                                                                        ---------------                     ----------------

NET INCOME (LOSS)                                     $      (415,855)  $     (250,877)   $     (713,129)   $      (482,473)
                                                      ================  ===============   ===============   ================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                       $            -    $            -     $       (0.01)   $             -
                                                      ================  ===============   ===============   ================


    WEIGHTED AVERAGE SHARES OUTSTANDING                  122,663,860       121,785,360       122,663,860        121,785,360
                                                      ================  ===============   ===============   ================









                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended November 30,     Six Months Ended November 30,
                                                      ----------------------------------------------------------------------
                                                           2005              2004              2005              2004
                                                      ----------------  ---------------   ---------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                 $      (415,855)  $     (250,877)   $     (713,129)   $      (482,473)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
        Depreciation and amortization                           1,475            1,387             2,950              2,774
        Stock issued as additional consideration for
          issuance of debt                                          -           26,896                 -             26,896
        Changes in operating assets and liabilities:
          Receivables                                            (564)          (1,328)           (6,580)             1,188
          Prepaid and other current assets                        965              368            (2,248)             2,475
          Accounts payable                                    (48,569)           6,610            28,980             58,037
          Accrued expenses                                    111,810           72,114           194,636            165,304
                                                      ----------------  ---------------   ---------------   ----------------
      Net cash flows from (used in ) operating activities    (350,738)        (144,830)         (495,391)          (225,799)
                                                      ----------------  ---------------   ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase furniture and equipment                                -           (3,049)                -             (3,049)
    Deposit                                                         -          (10,000)                -            (10,000)
                                                      ----------------  ---------------   ---------------   ----------------
      Net cash flows (used in ) investing activities                -          (10,000)                -            (13,049)
                                                      ----------------  ---------------   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party debt                          515,450          197,138           838,020            305,734
    Repayment of related party debt                          (277,783)        (183,788)         (429,890)          (340,804)
    Proceeds from debt obligations                            273,500          183,850           338,500            327,950
    Repayment of debt obligations                            (112,500)         (39,250)         (202,500)           (54,350)
                                                      ----------------  ---------------   ---------------   ----------------

      Net cash flows from (used in ) financing activities     398,667          157,950           544,130            238,530
                                                      ----------------  ---------------   ---------------   ----------------

NET INCREASE (DECREASE) IN CASH                                47,929          250,948            48,739            479,381

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       1,247              232               437                621
                                                      ----------------  ---------------   ---------------   ----------------

CASH AND EQUIVALENTS, END OF PERIOD                   $        49,176   $      251,180    $       49,176    $       480,002
                                                      ================  ===============   ===============   ================


SUPPLEMENTAL DISCLOSURES:
    Interest paid                                     $       100,484   $       54,077    $      157,582    $       102,805
    Income taxes paid                                               -                -                 -                  -
    Non-cash investing and financing transactions:
      Additional consideration paid for issuance of debt            -           26,896                 -             26,896
      Accrued interest converted to notes payable              20,740                -            20,740                  -










                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). References herein to the Company include NELX, Inc., of which the JFG is successor by reincorporation merger and name change effected on or about December 29, 2005. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2005, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2006. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed on September 12, 2005.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE C - NOTES PAYABLE

At November 30, 2005, related party borrowings amounted to $2,130,287. During the six month period ended November 30, 2005, borrowings from related parties amounted to $492,570 and repayments of principal on such related party borrowings amounted to $226,066. Included in related party borrowings are three notes payable totaling 160,000 that are due on demand, carry a stated interest rate of 10% per annum and are convertible into shares of the Company during their term at $.10 (ten cents) per share (or lower price implicit in a qualified financing). Related party borrowings also include advances from the Company's larges shareholder and chief executive office of $345,450 and repayments of these advances of $203,824.

During the six-month period ended November 30, 2005, $338,500 was borrowed by the Company from several unrelated parties. Included in these borrowings are notes totaling $157,500 that are due on demand and carry a stated interest rate of 12%. The remainder of the notes carry a stated interest rate of 10% per annum and are convertible into shares of the Company during their term at $.10 (ten cents) per share (or lower price implicit in a qualified financing). The resulting unpaid balance of notes payable to unrelated parties amounted to $1,555,300 as of November 30, 2005.

FOOTNOTE D - SEVERANCE ARRANGEMENT

On October 12, 2005, the board of directors approved a severance arrangement for a long-time employee of the Company terminated by reason of disability. The arrangement included (i) continuing salary and benefits through May, 2006, and
(ii) an award of 1,000,000 options to acquire common shares at an exercise price of $.04 per share, contingent upon shareholder approval of an option plan. As determined by management, the estimated value of continuing salary and benefits was approximately $30,000, and the estimated value of the options to be awarded was approximately $20,000.


NOTE E - SUBSEQUENT EVENTS

On December 8, 2005, the shareholders of the Company approved the reincorporation merger of the Company for the purpose of amending the articles of incorporation and bylaws of the Company and moving the state of incorporation of the Company from Kansas to Delaware. This transaction was accomplished on or about December 29, 2005.

Pursuant to regulatory approvals of the Company's acquisition of West Virginia Fire and Casualty Company (WVFCC), the Company completed a private placement of preferred stock and warrants on December 30, 2005, for a total issue price of $3,335,000 and, with $2,900,000 of the proceeds thereof, purchased all of the outstanding stock of WVFCC. In addition, approximately $3,600,000 of the Company's outstanding indebtedness was converted into the same combination of securities purchased in the private placement. On January 3, 2006, these transactions were reported on Form 8K.

In the first week of January 2006, the Company issued  16,263,221  common shares
upon  the  exercise  of  certain  of  the  warrants   issued  in  the  financing
accomplished on December 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, allowance for uncollectible receivables, impairment and income taxes. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

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

STOCK-BASED COMPENSATION. We have adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123, Accounting for Stock-based Compensation.

The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management's best estimate, they involve inherent uncertainties based on market conditions generally outside the control of our company. If future market conditions are different than the assumptions used, stock-based compensation expense could be significantly different.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has $3,685,587 of long-term debt, including current installments and excluding fair value adjustments, outstanding at November 30, 2005. Future payments required under these and other obligations are as follows:

------------------------------------------ ------------- ----------- ---------- ---------- --------- --------------- -------------
Certain Contractual Obligations              Current        2006        2007       2008       2009      Thereafter      Total
------------------------------------------ ------------- ----------- ---------- ---------- --------- --------------- -------------
Long-term debt, including current           3,248,985     365,166     18,317      39,248     11,789       2,082          3,685,587
installments
------------------------------------------ ------------- ----------- ---------- ---------- --------- --------------- -------------
Operating lease commitments                     7,326       6,851      6,851       6,852      6,852           0             27,881
------------------------------------------ ------------- ----------- ---------- ---------- --------- --------------- -------------

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2005

The Company experienced a loss for the three-month period ended November 30, 2005 in the amount of $415,855 as compared with a loss of $250,877 for the corresponding period ended November 30, 2004, and a loss of $297,274 for the previous quarter ended August 31, 2005.

Revenues for the three-month period ended November 30, 2005 were $53,872 as compared to $71,336 for the corresponding period ended November 30, 2004, representing a 24.5% decrease. As compared to the previous quarter, revenues were down by approximately $5,800 (from $59,627).

Quarterly revenues from the investment management segment were $53,946 for the three-month period ended November 30, 2005 as compared with $67,861 for the same period in the previous year, a decrease of $13,916. For the preceding three-month period ended August 31, 2005, such revenues amounted to $50,116, for an increase of $3,756. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues from the corresponding quarter of the previous year is substantially attributable to the loss of certain managed collateral accounts resulting from the expiration or non-renewal of the surety bonds that such accounts secured. The lack of availability of bonding in the marketplace has prevented the replacement of this business.

Quarterly net revenues from the surety segment were $(74) for the three-month period ended November 30, 2005 versus $3,475 for the same period in the previous year, a decrease of $3,549. For the preceding three-month period ended August 31, 2005, such revenues amounted to $9,511, for a decrease of $9,585. Revenue for this segment of the business is more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Operating expenses for the three-month period ended November 30, 2005 were $469,727 as compared with $327,899 for the comparable period ended November 30, 2004, an increase of $141,828. Such increase was largely attributable to an increase in interest expense of $49,787 and an increase in professional fees, including legal and accounting and other consulting fees of $85,806, all largely attributable to matters relating to the Company's proposed acquisition of an insurance company and the regulatory approvals necessary thereto. For the preceding three-month period ended August 31, 2005, operating expenses amounted to $356,901, resulting in an increase of $112,826. This increase was largely attributable in part to the Company's agreement to purchase the stock of an insurance company and application for regulatory approval of such acquisition.

Jacobs & Company ("Jacobs"), a wholly owned subsidiary of the Company, is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, Jacobs, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs absorbed approximately $20,000 of the Fund's operating expenses during the three-month period ended November 30, 2005 compared with approximately $28,022 for the previous three months. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs will decrease until such time as the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to five years. For the three-month period ended November 30, 2005, the Fund's investment advisory fees amounted to $23,186 as compared with $8,426 for the previous quarter, the difference being largely attributable to market fluctuations in the value of the assets of the Fund. For the corresponding period ended November 30, 2004, the Fund's investment advisory fees amounted to $20,023, for a decrease of $3,985.

As compared with the previous quarter, general and administrative expense increased by approximately $70,837 from $234,355 for the three-month period ended August 31, 2005 to $305,192 for the three-month period ended November 30, 2005. This increase is primarily attributable to increased general office expenses incurred, as well as an increase in professional fees during the period. For the corresponding period ended November 30, 2004, general and administrative expenses amounted to $220,279, for an increase of $84,913.

Interest expense for the three-month period ended November 30, 2005 was $119,874 as compared with $70,087 for the corresponding period ended November 30, 2004. For the preceding three-month period interest expense amounted to $84,623, for an increase of $35,251. The increase in interest expense is largely attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2005

For the six-month period ended November 30, 2005, the Company experienced a loss of $713,129 as compared with a loss of $482,473 for the corresponding period ended November 30, 2004.

Revenues for the six-month period ended November 30, 2005 were $113,499 versus $145,628 for the corresponding period ended November 30, 2004 representing a 22.0% decrease.

Revenues from the investment management segment were $104,062 for the six-month period ended November 30, 2005 as compared with $136,467 for the same period in the previous year, a decrease of $32,405. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions, especially during periods of extreme adjustments such as have been recently experienced. For the most part, however, such revenues will remain relatively constant from period to period, with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is substantially attributable to the loss of certain managed collateral accounts resulting from the expiration or non-renewal of the surety bonds that such accounts secured. The lack of availability of bonding in the marketplace has prevented the replacement of this business.

Revenues from the surety segment were $9,437 for the six-month period ended November 30, 2005 as compared with $9,161 for the same period in the previous year, an increase of $276. Revenue for this segment of the business is typically more "seasonable" from period to period, due merely to the timing of the issuance or renewal of bonds placed by the Company. Due to the nature of surety bonds, fluctuations in revenue for comparable periods would normally reflect the overall growth or loss of business, but in this case is largely attributable to a reduction in the commission rate paid by the principal market in which the Company places its business.

Operating expenses for the six-month period ended November 30, 2005 were $826,628 as compared with $638,005 for the comparable period ended November 30, 2004, an increase of $188,623. The principal elements of accounting for this increase were an increase in interest expense of $40,472, as well as an increase in professional fees, including legal, accounting and other consulting fees from $60,597 for the period ended November 30, 2004 to $164,243 for the period ended November 30, 2005. There were also increases in payroll and related expenses of $33,204, and an increase in shareholders services of $10,313. The increase in these expenses was largely associated with the Company's proposed acquisition of an insurance company.

Interest expense for the six-month period ended November 30, 2005 was $204,497 as compared with $164,025 for the corresponding period ended November 30, 2004. The increase in interest expense of $40,472 is substantially attributable to the increase in the Company's short and long-term indebtedness incurred to fund ongoing operations.

FUTURE DIRECTION OF COMPANY

On December 30, 2005, the Company completed the financing necessary to accomplish and close its acquisition of all of the outstanding stock of West Virginia Fire and Casualty Company (WVFCC), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition followed the approval of the transaction by the West Virginia Department of Insurance, which included approval of the Company's business plan to operate the acquired insurance company as a surety, and other necessary regulatory approvals. The financing for the transaction consisted of a combination of a private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash subscriptions totaling $3,335,000, of which amount $2,900,000 was used to pay the purchase price for the stock of WVFCC, and the conversion of approximately $3,600,000 of indebtedness of the Company into preferred stock and warrants. These transactions are reported in Form 8K filed on January 3, 2006, as indicated in Part II, Item 6B. Following the acquisition, the name of WVFCC was changed to First Surety Corporation (First Surety).

First Surety is now obtaining final regulatory approval of contracts and positioning itself to commence business operations. In accordance with its approved business plan, First Surety intends to market and issue surety bonds utilizing programs developed by the Company's subsidiary, FS Investments, Inc
(FSI). FSI's subsidiary, Triangle Surety Agency, Inc. (Triangle) will serve as managing general agent for First Surety, and the collateral accounts required as a condition of the issuance of surety bonds under the insurance company's programs will be managed by the investment advisory subsidiary of the Company, Jacobs. Thus, the successful implementation of the business plan for First Surety will create revenue sources for each of Triangle and Jacobs, in addition to the revenues generated by the insurance company directly from premiums for the issuance of surety bonds. The development of the business of First Surety and associated expansion of the ongoing business activities of Triangle and Jacobs will be the principal focus of management of the Company for the foreseeable future.


ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

As of November 30, 2005, a deficiency in working capital exists as the Company's current liabilities exceed its current assets by approximately $4,550,000. Management was seeking to raise additional funds through private placements of stock at prices that would not be dilutive to current shareholders. In addition, the Company was actively attempting to raise financing for the acquisition of an insurance company. A financing was accomplished on December 30, 2005, the terms of which were reported on Form 8K, filed on January 3, 2006.

Going concern contingency: The Company has incurred significant losses from operations since inception, and, notwithstanding the acquisition of First Surety and financing accomplished on December 30, 2005, such losses are expected to continue until First Surety develops substantial business. In addition, the Company experienced negative cash flow from operations of approximately $796,000 in fiscal 2005, and $351,000 for the fiscal quarter ended November 30, 2005, and had no significant working capital as of November 30, 2005. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, our are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2005, the Company received a commitment to purchase preferred stock and warrants in a private placement for an aggregate purchase price of $1,500,000. A deposit of $150,000 was placed in escrow to secure such commitment. When combined with prior commitments received by the Company, total commitments to purchase unregistered securities consisting of preferred stock and warrants were $3,000,000. Details regarding these commitments and the Company's obligations with respect thereto were disclosed on Form 8K dated October 5, 2005, and filed with the Commission on October 6, 2005.

In consideration of the introduction to the Company of the investor whose commitment was received on September 30, 2005, as described above, the Company agreed to compensate the person who made such introduction by the issuance of 750,000 shares of common stock. The issuance of such unregistered shares is conditioned upon the prior closing of the investment pursuant to the commitment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     A. EXHIBITS

          31.1 Certification of Chief Executive Officer and Principal  Financial
               Officer  pursuant  to  Rule  13a-146.1   promulgated   under  the
               Securities Exchange Act of 1934

          32.1 Certification pursuant to 18 U.S.C. Section 1950, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     B. FORMS 8K

          Filed January 3, 2006, reporting sales of unregistered securities; amendments to the Company's Articles of Incorporation and Bylaws, including change of the Company's name and state of incorporation; change of the Company's stock symbol to "JFGI"; and acquisition of West Virginia Fire and Casualty Company.

          Filed October 6, 2005, reporting commitments to sell unregistered securities and elimination of financing contingency under contract to acquire the outstanding stock of West Virginia Fire and Casualty Company.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Jacobs Financial Group, Inc.
                                         (Registrant)

Dated:  January 19, 2006                 By:  /s/John M. Jacobs
        ----------------                 ---------------------------------------
                                         John M. Jacobs
                                         President and Director