Form 10QSB
period 2006-02-28
JACOBS FINANCIAL GROUP, INC.
filed 2006-04-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2006


                          JACOBS FINANCIAL GROUP, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

======================================== ===================================== =====================================
               DELAWARE                                0-21210                              84-0922335
               --------                                -------                              ----------
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================


               300 SUMMERS STREET, SUITE 970, CHARLESTON WV 25301
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (304) 343-8171
                                                            --------------



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 152,604,504 common shares as of April 19, 2006

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:



                                                                         PAGE
                                                                         ----
      FINANCIAL STATEMENTS (UNAUDITED)
      --------------------------------
      Consolidated Condensed Balance Sheet                                F-1
      Consolidated Condensed Statement of Operations                      F-2
      Consolidated Condensed Statement of Cash Flows                      F-3
      Consolidated Condensed Statement Mandatorily Redeemable
        Preferred Stock and Stockholders Equity (Deficit)                 F-4
      Notes to Consolidated Condensed Financial Statements                F-5

Jacobs Financial Group, Inc.
Consolidated Condensed Balance Sheet (Unaudited)



                                                                                 February 28, 2006         May 31, 2005
                                                                                 -----------------        --------------
ASSETS

Investments and Cash:

  Bonds held to maturity, at amortized costs                                     $    2,411,164           $           -
   (market value at 02/28/06 $ 2,408,999)
  Mortgage-back securities held to maturity, at amortized costs                          59,077                       -
   (market value at 02/28/06 $58,578)
  Short-term investments, at cost (approximates market value)                           268,479                       -
  Cash                                                                                   76,329                     437
                                                                                 -----------------        --------------

                                      TOTAL INVESTMENTS AND CASH                      2,815,049                     437

Investment income due and accrued                                                        21,917                       -
Premiums and other accounts receivable                                                   62,111                  28,286
Deferred policy acquisition costs                                                        15,727                       -
Furniture and equipment, net                                                             30,834                  10,659
Other assets                                                                              9,500                  47,560
Intangible assets                                                                       150,000                       -
                                                                                 -----------------        --------------

                                                    TOTAL ASSETS                 $    3,105,138           $      86,942
                                                                                 =================        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Reserve for losses and loss expenses                                           $          446           $           -
  Reserve for unearned premiums                                                          47,657                       -
  Accrued expenses and professional fees                                                391,155                 489,958
  Accounts payable                                                                      317,455                 271,295
  Notes payable                                                                         180,789               3,120,717
  Accrued interest payable                                                               65,713                 121,632
  Other liabilities                                                                     420,263                 309,418
                                                                                 -----------------        --------------

                                               TOTAL LIABILITIES                      1,423,478               4,313,020

  Series A  Preferred  Stock,  $.0001  par  value  per  share;
  1  million  shares authorized;  350 shares issued and  outstanding;
  stated  liquidation  value of $1,000 per share                                        269,378                       -

  Series B Preferred Stock,  $.0001 par value per share; 10,000 shares authorized; 8,970.599 shares issued and outstanding;
  stated liquidation value of $1,000 per share                                        6,370,557                       -
                                                                                 -----------------        --------------

                    TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                      6,639,935                       -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.0001 par value per share; 490 million shares
  authorized; 141,860,413 shares issued and outstanding                                  14,186                  12,266
  Additional Paid In Capital                                                          1,658,101               1,115,138
  Accumulated deficit                                                                (6,630,562)             (5,353,482)
                                                                                 -----------------        --------------

                             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (4,958,275)             (4,226,078)
                                                                                 -----------------        --------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $    3,105,138           $      86,942
                                                                                 =================        ==============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

Jacobs Financial Group, Inc,
Consolidated Condensed Statement of Operations (Unaudited)





                                                          Three Months Ended February 28,          Nine Months Ended February 28,
                                                          ------------------------------           -----------------------------
                                                                2006               2005                  2006            2005
                                                         ----------------   --------------       -----------------  --------------

Revenues:

  Investment advisory services                           $        53,026    $      56,900        $      157,087     $   192,174
  Insurance premiums                                               2,072                -                 2,072               -
  Net investment income                                           16,137                -                16,137               -
  Agency commissions                                              19,594            3,944                29,031          13,106
  Other income                                                       622                -                   622               -
                                                         ----------------   --------------       -----------------  --------------
                                       TOTAL REVENUES             91,451           60,844               204,949         205,280


Expenses:

  Incurred policy losses                                             446                -                   446               -
  Insurance policy acquisition costs                               1,305                -                 1,305               -
  General and administrative                                     371,352          208,775               919,619         603,549
  Mutual fund costs                                               36,000           35,011               106,913         111,442
  Interest                                                       166,116           62,769               370,613         215,697
  Depreciation and amortization                                    2,148            1,387                 5,098           4,162
                                                         ----------------   --------------       -----------------  --------------
                                       TOTAL EXPENSES            577,367          307,942             1,403,994         934,850
                                                         ----------------   --------------       -----------------  --------------

                                     NET INCOME (LOSS)          (485,916)        (247,098)           (1,199,045)       (729,570)
                                                         ----------------   --------------       -----------------  --------------

  Accretion of Mandatorily Redeemable Convertible
  Preferred Stock                                                (78,035)               -               (78,035)              -
                                                         ----------------   --------------          --------------  --------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS     $     (563,951)   $    (247,098)       $   (1,277,080)    $  (729,570)
                                                         ================   ==============       =================  ==============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE                             $            -    $           -        $        (0.01)    $     (0.01)
                                                        ================   ==============       =================  ==============


  WEIGHTED-AVERAGE SHARES OUTSTANDING                        135,034,346      121,905,893           126,742,042     121,399,485
                                                         ================   ==============       =================  ==============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

Jacobs Financial Group, Inc,
Consolidated Condensed Statement of Cash Flows (Unaudited)




                                                         Three Months Ended February 28,        Nine Months Ended February 28,
                                                         ------------------------------         -----------------------------
                                                               2006              2005                2006            2005
                                                        ----------------   --------------     -----------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                     $       (485,916)  $    (247,098)     $    (1,199,045)   $   (729,570)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation                                                    2,148           1,387                5,098           4,162
   Stock issued for debt forbearance and guarantees                    -           1,354                    -          28,250
   Amortization of premium                                         2,330               -                2,330               -
   Accretion of Discount                                          (3,238)              -               (3,238)              -
   Premium and other receivables                                 (27,245)          7,189              (33,825)          8,377
   Unearned premium                                               47,657               -               47,657               -
   Deferred policy acquisition costs                             (15,727)              -              (15,727)              -
   Investment income due and accrued                             (13,058)              -              (13,058)              -
   Provision for loss reserves                                       446               -                  446               -
   Change in operating assets and liabilities:
     Other assets                                                    308          (1,030)              (1,940)          1,445
     Accounts payable                                             50,920         (31,336)              83,229          26,700
     Accrued expenses and other liabilities                       89,740          57,000              281,047         222,304
                                                        ----------------   --------------     -----------------  --------------

        NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES      (351,635)       (212,534)            (847,026)       (438,332)


CASH FLOWS FROM INVESTING ACTIVITIES

   Redemption of short-term investments                        1,545,582               -            1,545,582               -
   Costs of bonds acquired                                    (1,545,582)              -           (1,545,582)              -
   Acquisition of insurance company                           (2,860,000)              -           (2,860,000)              -
   Purchase of furniture and equipment                           (25,273)              -              (25,273)         (3,049)
   Deposit                                                             -         (12,500)                   -         (22,500)
                                                        ----------------   --------------     -----------------  --------------

        NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES    (2,885,273)        (12,500)          (2,885,273)        (25,549)


CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of Series A preferred stock
         and warrants                                            350,000               -              350,000               -
   Proceeds from issuance of Series B preferred stock
         and warrants                                          3,085,000               -            3,085,000               -
   Proceeds from exercise of common stock warrants                 3,833               -                3,833               -
   Proceeds from short-term borrowings                           277,479         411,973            1,453,999       1,045,657
   Repayment of short-term borrowings                           (452,251)       (186,499)          (1,084,641)       (581,654)
                                                        ----------------   --------------     -----------------  --------------

        NET CASH FLOWS FROM FINANCING ACTIVITIES               3,264,061         225,474            3,808,191         464,003

NET INCREASE (DECREASE) IN CASH                                   27,153             440               75,892             122

CASH AT BEGINNING OF PERIOD                                       49,176             303                  437             621
                                                        ----------------   --------------     -----------------  --------------

CASH AT END OF PERIOD                                   $         76,329   $         743      $        76,329    $        743
                                                        ================   ==============     =================  ==============


SUPPLEMENTAL DISCLOSURES

   Interest paid                                        $        114,838   $      59,738      $       272,420    $    192,893
   Income taxes paid                                                   -               -                    -               -
   Non-cash investing and financing transactions:
     Additional consideration paid for issuance of debt           40,630               -               61,775               -
     Accrued interest converted to notes payable                       -               -               20,740               -

Acquisition of business (See Note A)

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

Jacobs Financial Group, Inc.
Consolidated Condensed Statement of Mandatorily Redeemable Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
For the Three and Nine-month Period Ended February 28, 2006


                                                                     ---------------------------------------------------------------
                                                    Series B                         Stockholders' Equity (Deficit)
                               Series A       Mandatorily Redeemable ---------------------------------------------------------------
                        Mandatorily Redeemable    Convertible                                Additional
                           Preferred Stock      Preferred Stock                               Paid-In     Accumulated
                            Shares  Amount     Shares     Amount       Shares      Amount     Capital       Deficit        Total
                             ---- --------   ---------  ----------   -----------   -------   ----------   ------------  ------------

Balance, May 31, 2005           -        -           -           -   122,663,860   $12,266   $1,115,138   $(5,353,482)  $(4,226,078)

 Net Income (Loss),
 three-month period ended
 August 31, 2005                -        -           -           -             -         -            -      (297,274)     (297,274)
                             ---- --------   ---------  ----------   -----------   -------   ----------   ------------  ------------

Balance, August 31, 2005        -        -           -           -   122,663,860    12,266    1,115,138    (5,650,756)   (4,523,352)

 Net Income (Loss), three-
 month period ended
 November 30, 2005              -        -           -           -             -         -            -      (415,855)     (415,855)
                             ---- --------   ---------  ----------   -----------   -------   ----------   ------------  ------------

Balance, November 30, 2005      -        -           -           -   122,663,860    12,266    1,115,138    (6,066,611)   (4,939,207)

 Issuance of Series A and
 Series B Preferred Stock
 and Common Stock Warrants    350  266,957   8,870.599   6,202,978             -         -      533,015             -       533,015

 Issuance of Series B
 Preferred Stock and
 Common Stock                   -        -     100.000      91,965       100,000        10        8,025             -         8,035

 Issuance of common stock
 upon exercise of warrants      -        -           -           -    19,096,553     1,910        1,923             -         3,833

 Accretion of mandatorily
 redeemable convertible
 preferred stock                -    2,421           -      75,614             -         -            -       (78,035)      (78,035)

 Net Income (Loss), three-
 month period ended
 February 28, 2006             -         -           -           -             -         -            -      (485,916)     (485,916)
                             ---- --------   ---------  ----------   -----------   -------   ----------   ------------  ------------

Balance, February 28, 2006   350  $269,378   8,970.599  $6,370,557   141,860,413   $14,186   $1,658,101   $(6,630,562)  $(4,958,275)
                             ==== ========   =========  ==========   ===========   =======   ==========   ============  ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited financial statements of Jacobs Financial Group, Inc. (the "Company" or "JFG"). References herein to the Company include NELX, Inc., of which JFG is successor by reincorporation merger and name change effected on or about December 29, 2005. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended February 28, 2006, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2006. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed on September 12, 2005.

ACQUISITION

On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire and Casualty Company (WVFCC), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition followed the approval of the transaction by the West Virginia Department of Insurance, which included approval of the Company's business plan to operate the acquired insurance company as a surety. The financing of the transaction consisted of a combination of a private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000, of which $2,900,000 was used for the acquisition of WVFCC. In addition, approximately $3,668,000 of indebtedness of the Company was converted into preferred stocks and warrants. Following the acquisition, the name of WVFCC was changed to First Surety Corporation (FSC).

The acquisition of FSC will allow the Company to pursue its business plan to market and issue surety bonds utilizing programs developed by the Company's subsidiary, FS Investments, Inc. (FSI). FSI's subsidiary, Triangle Surety Agency, Inc. (TSA), will serve as managing general agent for First Surety, and collateralized accounts required as a condition of the issuance of surety bonds under the insurance company's programs will be managed by the investment advisory subsidiary of the Company, Jacobs & Company (J&C). The successful implementation of the business plan by the Company will create three primary revenue streams, insurance premium for the issuance of surety bonds, agency commissions for the production and placement of bonds, and investment advisory fees relating to the management of the collateralized accounts securing the surety bonds. The bonding programs offered are specialized in nature and will initially be targeted to the coal and oil & gas industries, primarily in the Eastern United States.

The acquisition of WVFCC consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines of business offered by WVFCC are not insurance lines that the Company intends to pursue. Accordingly, pro forma information relating to the acquisition as if it had occurred as of the beginning of the reported period has been omitted as it would not be meaningful.

RECLASSIFICATIONS

Certain amounts in the 2005 Consolidated Condensed Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of February 28, 2006 and for the three and nine-month periods then ended. Such reclassifications resulted from the Company's acquisition of WVFCC (now FSC). The Company's Consolidated Condensed Financial Statements include the assets, liabilities and results of operations of FSC subsequent to its acquisition on December 30, 2005. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Should the Corporation issue employee stock options after February 28, 2006, a charge against earnings would be required as provided by SFAS 123R. The magnitude of the charge would depend upon the number of employee stock options issued, the exercise price of the stock options and the volatility of the share price of the Corporation's common stock on the date the employee stock options are issued.

NOTE C- CRITICAL ACCOUNTING POLICIES AND ESTIMATES
--------------------------------------------------
We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION

Fees for investment advisory services are based on an agreed percentage of the value of client assets under management and are accrued monthly based on the market value of client assets.

Surety premiums are earned pro rata over the term of the policies. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage. The reserve for unearned premium is determined using the monthly pro rata method.

Agency commissions for surety bond services are based on a percentage of premiums charged for bonds placed with insurance companies, and are recorded upon issuance or effective renewal date of the bonds. No significant continuing services subsequent to the issuance or renewal of surety bonds are required.

Policy acquisition costs include costs that vary with and are primarily related to the acquisition of new business. Such costs generally include commissions, underwriting expenses, and premium taxes and are deferred and amortized over the period in which the related premiums are earned. The deferred policy acquisition cost assets is reviewed for recoverability based on the profitability of the underlying surety policy. Investment income is not anticipated in the recoverability of deferred policy acquisition costs.

INVESTMENTS

Debt securities are designated at purchase as held-to-maturity, trading or available for sale. Held-to-maturity debt securities are carried at amortized cost where the Company has the ability and intent to hold these securities until maturity. Premiums and discounts arising from the purchase of debt securities are treated as yield adjustments over the estimated lives or call date, if applicable.

Debt and equity securities that are bought and held principally for sale in the near future are classified as trading securities and are carried at current market values, with changes in market value being recorded in current operations.

Debt and equity securities that the Company may not have a positive intent to hold until maturity and not classified as trading, are considered to be available for sale and carried at current market values, with unrealized gains and losses reflected as a separate component of other comprehensive income in consolidated shareholders' equity currently.

Short-term investments consist primarily of money-market investment funds and other similar investments that have immediate availability.

Interest income with respect to fixed maturity securities is accrued as earned. Dividend income is generally recognized when receivable.

ALLOWANCE FOR UNCOLLECTIBLE PREMIUM AND OTHER RECEIVABLES

The majority of our fee revenue is generated by services provided to companies throughout the Eastern United States. We evaluate the need for a reserve for the amount of these receivables that may be uncollectible, based on historical collection activity adjusted for current conditions. Based on this evaluation, management believes that substantially all accounts receivable are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

IMPAIRMENT

We evaluate long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections and estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges related to these facilities.

RESERVE FOR LOSSES AND LOSS EXPENSES

Losses and loss adjustment expenses represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred. Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. These estimates and methods of establishing reserves are continually reviewed and updated.

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

STOCK-BASED COMPENSATION

We have adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123R, Accounting for Stock-based Compensation.

The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used to reflect management's best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different than the assumptions used, stock-based compensation expense could be significantly different.


NOTE D - INVESTMENTS
--------------------
The Company's insurance subsidiary (FSC) held the following investments, by security type, with the positive intent and ability to hold to maturity:

                                                          FEBRUARY 28, 2006
                                                          -----------------

                                                        Gross             Gross
                                     Amortized        Unrealized        Unrealized         Fair Market
                                       Cost             Gains             Losses              Value
                                    -----------      ------------      ------------       ------------
U. S. Government and
  government agencies               $2,411,164       $        21       $     2,186        $ 2,408,999

U.S Government agency
   mortgage-backed securities           59,077                 -               499             58,578
                                    -----------      ------------      ------------       ------------
                                    $2,470,241       $        21       $     2,685        $ 2,467,577
                                    ==========       ============      ============       ============

The   amortized   cost  and   estimated   market   values  of   investments   in
fixed-maturities held-to-maturity at February 28, 2006 are as follows:

                                                Amortized       Fair Market
                                                  Cost             Value
                                              ------------     ------------

Due in one year or less                         $1,548,526       $1,548,547
Due after one year through five years              862,638          860,452
                                              ------------     ------------
                                                $2,411,164       $2,408,999

U.S. government agency mortgaged-backed securities held by the Company as of February 28, 2006 have a weighted-average estimated remaining life of less than three years. Expected maturities may differ from contractual maturities because borrowers of the underlying mortgages have a right to prepay obligations.

Statutory deposits consisting of securities with a carrying value of $204,155 were deposited by the Company's insurance subsidiary under requirements of regulatory authority. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the Insurance Commissioner. Accordingly, investments and cash in the amount of $2,744,414 as of February 28, 2006 are restricted to the use of FSC.

The Company held no investments classified as available-for-sale. The Company had no realized gains or losses from investments in the periods reported.


NOTE E - INTANGIBLES
--------------------
As the result of the acquisition of the stock of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair market value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually for recoverability and possible impairment loss.


NOTE F - NOTES PAYABLE TO INDIVIDUALS AND RELATED PARTY
-------------------------------------------------------
At February 28, 2006, the Company had unsecured notes payable to individuals (primarily common shareholders) amounting to $163,834. Such notes have maturity dates of less than one year or are payable on demand and bear interest at the rate of ten percent (10.00%) per annum.

During 2005 and 2006, the Company's operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M.
Jacobs. The funding source for these advances originated with obligations incurred by Mr. Jacobs with third-parties (such obligations, together with the loans by Mr. Jacobs to the Company, "back-to-back loans") with interest rates ranging from 6.75% to 12%. To assure that repayments of the various borrowings by the Company that were either guaranteed by Mr. Jacobs or loaned to the Company by Mr. Jacobs via such back-to-back loan arrangements did not result in a deemed loan to Mr. Jacobs, effective May 31, 2004, Mr. Jacobs entered into an Assumption Agreement with the Company, which agreement was restated on January 1, 2006, pursuant to which Mr. Jacobs assumes, and agrees to hold the Company harmless from, principal of specified indebtedness of the Company as and when necessary to fully offset what might otherwise be deemed an advance of funds arising out of the Company's financing activities. During the three-month period ended February 28, 2006, the Company made net repayments of $602,855 on the back-to-back loans which was $204,845 more than the original loans and interest charges. As a result of the Assumption Agreement, this excess has been offset against other obligations of the Company in the amount of $251,326 for a net note payable of $16,955 to Mr. Jacobs as of February 28, 2006.


NOTE G - OTHER LIABILITIES
--------------------------
The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The total liability, including an estimate for penalties and interest, is approximately $380,000 and is included in the Company's financial statements under Other Liabilities. Management is currently arranging financing to fully satisfy this obligation, and anticipates that payment will be accomplished within thirty days.


NOTE H - REDEEMABLE PREFERRED STOCK
-----------------------------------
On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. The purchase of Series A Preferred Stock is a condition of the qualification of such purchasers to participate in certain surety bonding programs of FSC under which the participant's obligations to FSC are not fully secured. Holders of Series A Preferred Stock are entitled to participate in the FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (I.E., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock, and PARI PASSU with the Company's Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. Additionally, as of February 28, 2006, the Company has accepted Stock Subscriptions for 106 shares of Series A Preferred Stock in exchange for a cash investment in the amount of $106,000.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,890.599 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock, and PARI PASSU with the Company's Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and nonassessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. On February 24, 2006, the Company issued 100 shares of Series B Preferred Stock, and 100,000 shares of the Company's common stock as additional consideration, in exchange for a cash investment of $100,000. Additionally, as of February 28, 2006, the Company has accepted Stock Subscriptions for 125 shares of Series B Preferred Stock, and 125,000 shares of the Company's common stock as additional consideration, in exchange for a cash investment in the amount of $125,000.

Management consulted Statement of Financial Accounting Standards (SFAS) Number 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY", Emerging Issues Task Force (EITF) Number 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", and SFAS 150, "ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" in evaluating the accounting for preferred securities. Management determined that SFAS 150 is the appropriate accounting literature.

SFAS 150 requires that an entity classify as liabilities certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies to certain freestanding financial instruments that embody an obligation for the entity that may require the entity to issue shares, redeem or repurchase its shares.

The Company's Series A and B preferred stock each have mandatory redemption features that subject the Company to the analysis of equity versus liability. In accordance with SFAS 150, both Series A and B have features that embody a conditional obligation to redeem the instrument upon events not certain to occur and accordingly, are not classified as liabilities until such events are certain to occur. With respect to the Series A Preferred Stock, such condition is contingent upon the holder having no further need for surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, having no such surety bonds then outstanding. With respect to the Series B Preferred Stock, in accordance with SFAS

150, if the stock provides an option to the holder to convert to common shares at a rate equivalent to fair value, then the financial instruments are not mandatorily redeemable during the period in which the holder can convert the shares into common shares. As the Series B Preferred Stock contains a feature to convert to common shares at a fixed rate of $1.00 per share, and such conversion rate appearing reasonable within the period prior to the redemption date, the Company has determined that both the Series A and B preferred stocks should not be classified as liabilities. However, in accordance with Securities and Exchange Commission (SEC) Issued Topic No. D-98, SEC Staff Announcement, "CLASSIFICATION AND MEASUREMENT OF REDEEMABLE SECURITIES", a company that issues preferred shares that are conditionally redeemable (I.E., the shares are not within the scope of SFAS 150 because there is no unconditional obligation to redeem the shares at a specified or determinable date or upon an event certain to occur) is required to account for the conditionally redeemable preferred shares in accordance with Accounting Series Release 268, which states that the shares are to be reflected on the company's balance sheet between total liabilities and stockholders' equity as temporary equity.


NOTE I - STOCK WARRANTS AND OPTIONS
-----------------------------------
At February 28, 2006, the Company had issued and outstanding warrants to purchase 26,139,590 shares of common stock that were issued in connection with the Series A and B Preferred Stock private placements. The exercise price of the warrants is one-tenth of one cent ($.001) per share and expire on December 30, 2010. The warrants were valued using the Black-Scholes pricing model. The warrants issued in connection with the Series A Preferred Stock were valued at $.08 per share or $83,043. The warrants issued in connection with the Series B Preferred Stock were valued at $.01 per share or $449,972.

On September 29, 2003, the Company issued warrants to purchase 2 million common shares to a principal vendor in connection with financing and forbearance in payment of certain trade obligations. The exercise price of the warrants is $.04 per share and expire September 30, 2008. The warrants were valued using the Black-Scholes pricing model at $.02 per share or $39,966.

On October 12, 2005, the board of directors approved a severance arrangement for a long-time employee of the Company terminated by reason of disability. The arrangement included (i) continuing salary and benefits through May 2006, and
(ii) an award of 1,000,000 options to acquire common shares at an exercise price of four cents ($.04) per share. The estimated value of continuing salary and benefits was approximately $30,000, and the estimated value of the options awarded was approximately $13,500.


NOTE J - SUBSEQUENT EVENT
-------------------------
Subsequent to February 28, 2006, stock warrants issued in connection with the Series A and B Preferred Stock private placements totaling 5,485,888 have been exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire and Casualty Company (WVFCC), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition followed the approval of the transaction by the West Virginia Department of Insurance, which included approval of the Company's business plan to operate the acquired insurance company as a surety. The financing of the transaction consisted of a combination of a private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000, of which $2,900,000 was used for the acquisition of WVFCC. In addition, approximately $3,668,000 of indebtedness of the Company was converted into preferred stocks and warrants. Following the acquisition, the name of WVFCC was changed to First Surety Corporation (FSC).

The acquisition of FSC will allow the Company to pursue its business plan to market and issue surety bonds utilizing programs developed by the Company's subsidiary, FS Investments, Inc. (FSI). FSI's subsidiary, Triangle Surety Agency, Inc. (TSA), will serve as managing general agent for First Surety, and collateralized accounts required as a condition of the issuance of surety bonds under FSC's programs will be managed by the investment advisory subsidiary of the Company, Jacobs & Company (J&C). The successful implementation of the business plan by the Company will create three primary revenue streams, insurance premium for the issuance of surety bonds, agency commissions for the production and placement of bonds, and investment advisory fees relating to the management of the collateral accounts securing the surety bonds. The bonding programs offered are specialized in nature and will initially be targeted to the coal and oil & gas industries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, allowance for uncollectible receivables, reserves for losses and loss adjustment expense, impairment, and income taxes. We based our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION

Fees for investment advisory services are based on a percentage of the value of client assets under management and are accrued based on the market value of client assets on the accrual date.

Surety premiums are earned pro rata over the term of the policies. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage. The reserve for unearned premium is determined using the monthly pro rata method.

Agency commissions for surety bond services are based on a percentage of premiums charged for bonds placed with insurance companies, and are recorded upon issuance or the effective renewal date of the bonds. No significant continuing services subsequent to the issuance or renewal of bonds are required.

Policy acquisition costs include costs that vary with and are primarily related to the acquisition of new business. Such costs generally include commissions, underwriting expenses, and premium taxes and are deferred and amortized over the period in which the related premiums are earned. The deferred policy acquisition cost asset is reviewed for recoverability based on the profitability of the underlying surety policy. Investment income is not anticipated in the recoverability of deferred policy acquisition costs.

INVESTMENTS

Debt securities are designated at purchase as held-to-maturity, trading or available for sale. Held-to-maturity debt securities are carried at amortized cost where the Company has the ability and intent to hold these securities until maturity. Premiums and discounts arising from the purchase of debt securities are treated as yield adjustments over the estimated lives or call date, if applicable.

Debt and equity securities that are bought and held principally for the purpose of selling them in the near future are classified as trading securities and are carried at current market values, with changes in market value being recorded in current operations.

Debt and equity securities that the Company may not have a positive intent to hold until maturity and not classified as trading, are considered to be available for sale and carried at current market values, with unrealized gains and losses reflected as a separate component of other comprehensive income in consolidated shareholders' equity currently.

Short-term investments consist primarily of money-market investment funds and other similar investments that have immediate availability.

Interest income with respect to fixed maturity securities is accrued as earned. Dividend income is generally recognized when receivable.

ALLOWANCE FOR UNCOLLECTIBLE PREMIUM AND OTHER RECEIVABLES

The majority of the Company's fee revenue is generated by services provided to companies throughout the Eastern United States. We evaluate the need for a reserve for the amount of these receivables that may be uncollectible, based on historical collection activity adjusted for current conditions. Based on this evaluation, management believes that substantially all accounts receivable are collectible and, therefore, has not established an allowance for estimated uncollectible accounts.

IMPAIRMENT

We evaluate long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections and estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges related to these facilities.

RESERVE FOR LOSSES AND LOSS EXPENSES

Losses and loss adjustment expenses represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred. Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. These estimates and methods of establishing reserves are continually reviewed and updated.

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

STOCK-BASED COMPENSATION

We have adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123R, Accounting for Stock-based Compensation.

The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates, and an expected life of the options. Although the assumptions used to reflect management's best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different from the assumptions used, stock-based compensation expense could be significantly different.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has notes payable of $180,789, including current installments and excluding fair value adjustments, outstanding at February 28, 2006. Future payments required under these and other obligations are as follows:

----------------------------------------- ------------- -------- -------- --------- ------- --------------- -------------
CERTAIN CONTRACTUAL OBLIGATIONS             CURRENT       2007     2008     2009      2010     THEREAFTER      TOTAL
----------------------------------------- ------------- -------- -------- --------- ------- --------------- -------------
Notes payable                             $   180,789         -        -        -        -            -     $  180,789
----------------------------------------- ------------- -------- -------- --------- ------- --------------- -------------
Operating lease commitments                     6,851     6,851    6,851    5,141        -            -         25,694
----------------------------------------- ------------- -------- -------- --------- ------- --------------- -------------


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2006

The Company experienced a loss for the three-month period ended February 28, 2006 in the amount of $485,916 as compared with a loss of $247,098 for the corresponding period ended February 28, 2005.

Revenues for the three-month period ended February 28, 2006 were $91,451 as compared with $60,844 for the corresponding period ended February 28, 2005, representing a 50.3% increase. This increase is attributable to net investment income of FSC and commissions earned by TSA on the placement of and issuance of surety bonds by FSC.

Quarterly revenues from the investment management segment, net of advisory referral fees, were $53,026 for the three-month period ended February 28, 2006 as compared with $56,900 for the corresponding period ended February 28, 2005, representing a decrease of $3,874. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

Quarterly revenues from the surety insurance segment (FSC and TSA) were $38,425 for the three-month period ended February 28, 2006 as compared with $3,944 for the corresponding period ended February 28, 2005, representing an increase of $34,481. Of this increase, $16,137 is attributable to net investment income and $18,344 is attributable to premiums and commissions earned on surety bonds written. While ultimately the revenue for this segment of the business is expected to be more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company, the increase in the current quarter reflects the acquisition of FSC at the end of December 2005 and commencement of operations of FSC in February 2006. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

General and administrative expenses for the three-month period ended February 28, 2006 were $371,352 as compared with $208,775 for the comparable period ended February 28, 2005, representing an increase of $162,577. Approximately $95,000 of this increase is largely attributable to an increase in various professional fees, attributable in significant part to expenses incurred in the negotiation, documentation, and consummation of the Company's acquisition of FSC, including regulatory approval of such acquisition. Expenses attributable to the addition of the operation of FSC for insurance policy acquisition costs, reserves for policy losses and other operating expenses amounted to $31,554 for the period subsequent to its acquisition on December 31, 2005.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed approximately $36,000 of the Fund's operating expenses during the three-month period ended February 28, 2006. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by J&C are now reimbursable to it for a period of up to three years. For the three-month period ended February 28, 2006, the Fund's investment advisory fees amounted to $13,057 as compared to $17,468 for the corresponding three-month period ended February 28, 2005.

Interest expense for the three-month period ended February 28, 2006 was $166,116 as compared with $62,769 for the corresponding period ended February 28, 2005, representing an increase of $103,347. The increase is largely attributable to increased debt levels incurred to fund ongoing operations, additional consideration provided in connection with the obtaining additional borrowings and as an inducement for the conversion of convertible debt to Series B preferred stock.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2006

The Company experienced a loss for the nine-month period ended February 28, 2006 in the amount of $1,199,045 as compared with a loss of $729,570 for the corresponding period ended February 28, 2005.

Revenues for the nine-month period ended February 28, 2006 were $204,949 as compared with $205,280 for the corresponding period ended February 28, 2005. While overall revenue is comparable for the periods, the Company's revenue mix reflects fluctuations that are discussed below.

Revenues from the investment management segment, net of advisory referral fees, were $157,087 for the nine-month period ended February 28, 2006 as compared with $192,174 for the corresponding period ended February 28, 2005, representing a decrease of $35,087. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is substantially attributable to the loss of certain managed collateral accounts (and related personal accounts) resulting from expiration or non-renewal of the surety bonds that such accounts secured. While the lack of availability of bonding in the marketplace prevented the retention and replacement of this business, the Company's acquisition of FSC at the end of 2005, with its primary focus being directed towards the financial assurance market, should help alleviate loss of business such as occurred during this period in the future.

Revenues from the surety insurance segment (FSC and TSA) were $47,862 for the nine-month period ended February 28, 2006 as compared with $13,106 for the corresponding period ended February 28, 2005, representing an increase of $34,756. Of this increase, $16,137 is attributable to net investment income and $18,344 is attributable to premiums and commissions earned on surety bonds written. While ultimately the revenue for this segment of the business is expected to be more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company, the increase during this period reflects the acquisition of FSC at the end of December 2005 and commencement of operations of FSC in February 2006. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

General and administrative expenses for the nine-month period ended February 28, 2006 were $919,619 as compared with $603,549 for the comparable period ended February 28, 2005, representing an increase of $316,070. Approximately $211,000 of this increase is largely attributable to an increase in various professional fees, attributable in significant part to expenses incurred in the negotiation, documentation, and consummation of the Company's acquisition of FSC, including regulatory approval of such acquisition. Salary and compensation expense increased approximately $54,000 resulting from staffing additions, temporary services, and increases in salaries and wages. Expenses attributable to the addition of the operation of FSC for marketing, reserves for policy losses and other operating expenses amounted to $31,554 for the period subsequent to its acquisition on December 31, 2005.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed approximately $106,913 of the Fund's operating expenses during the nine-month period ended February 28, 2006. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are now reimbursable to it for a period of up to three years. For the nine-month period ended February 28, 2006, the Fund's investment advisory fees amounted to $39,847 as compared to $57,380 for the corresponding nine-month period ended February 28, 2005.

Interest expense for the nine-month period ended February 28, 2006 was $370,613 as compared with $215,697 for the corresponding period ended February 28, 2005, representing an increase of $154,916. The increase is largely attributable to increased debt levels incurred to fund ongoing operations, additional consideration provided in connection with the obtaining additional borrowings and as an inducement for the conversion of convertible debt to Series B preferred stock.

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Pursuant to the approval of the transaction to acquire FSC by the West Virginia Department of Insurance, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Accordingly, of total investments and cash in the amount of $2,815,049 as of February 28, 2006, the use of $2,744,414 is restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must generally be contributed by the Company into the surplus accounts of FSC. Accordingly, as a result of these restrictions, as of February 28, 2006, a deficiency in working capital exists as the Company's current liabilities exceed its available current assets by approximately $1,175,000. The Company's ability to pay dividends accrued with respect to its

Series A and Series B preferred stock will be limited until such time as current
liabilities  are   substantially   liquidated  and  sufficient  cash  flow  from
operations is being generated to service such obligations.

Management is seeking to raise additional funds through private placement of stock at prices that would not be dilutive to current shareholders. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company.

Going concern contingency: The Company has incurred significant losses from operations since inception. Losses are expected to continue until FSC develops substantial business. The Company has experienced negative cash flows from operations of approximately $350,000 and $847,000 for the three and nine-month periods ended February 28, 2006. While improvement is anticipated as the business plan is implemented, the restrictions on the use of assets of FSC as discussed above and the Company's significant deficiency in working capital as of February 28, 2006 raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2006, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including Company's president and chief financial officer. Based upon that evaluation, the Company's president and chief financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

None, except as previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of the stockholders of the Company held on December 8, 2005, 87,793,074 of the 122,663,860 shares outstanding were represented in person or by proxy. The following matters were submitted to a vote:

1. Election of directors - the following directors were elected with the number of votes indicated: John M. Jacobs - 84,268,062, Frederick E. Ferguson - 84,328,062, and C. David Thomas - 84,349,513.

2. Change of name of the Company from NELX, Inc. to Jacobs Financial Group, Inc. - adopted by vote of 87,675,783 for, 104,184 against, and 13,107 abstentions.

3. Amendment to the Articles of Incorporation to authorize the issuance of preferred stock as designated by the Board of Directors - adopted by vote of 87,376,725 for, 113,004 against, and 303,345 abstentions.

4. Reincorporation of the Company in Delaware - adopted by vote of 87,628,808 for, 82,784 against, and 80,482 abstentions.

5. 2005 Stock Incentive Plan - adopted by vote of 67,021,253 for, 20,401,055 against, and 257,470 abstentions.

ITEM 5. OTHER INFORMATION

Robert L. Neal was employed by the Company on January 2, 2006, and was appointed by the Board of Directors as the Company's Chief Financial Officer on January 22, 2006. Mr. Neal has no familial relationship with any other member of management and has not engaged in any transactions with the Company. Prior to his employment with the Company, Mr. Neal held the position of President and CEO of West Virginia Capital Corporation, a bank-sponsored statewide community development corporation, from June 2002 to December 2005. From June 2000 to May 2002, Mr. Neal was employed by Jacobs & Company and the Registrant as its Chief Financial Officer.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934

31.2 Certification   of  Chief  Financial   Officer  pursuant  to  Rule13a-146.1
     promulgated under the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1950, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1950, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JACOBS FINANCIAL GROUP, INC.
                                    (Registrant)

Dated: April 19, 2006               BY:  /s/  John M. Jacobs
                                    ----------------------------------------
                                    John M. Jacobs
                                    President