Form 10KSB
period 2006-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2006-09-14
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2006


                          JACOBS FINANCIAL GROUP, INC.
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


               300 SUMMERS STREET, SUITE 970, CHARLESTON WV 25301
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (304) 343-8171
                                                           --------------


Securities registered under Section 12 (b) of the Exchange Act:

                                      NONE

Securities registered under Section 12 (g) of the Exchange Act:

                          COMMON STOCK $.0001 PAR VALUE


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_             No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes ___             No _X_

State the issuer's revenues for the most recent fiscal year.  $407,304

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on September 12, 2006:
$6,630,454 (132,609,081 shares at $.05 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 154,937,836 common shares as of September 12, 2006.



                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

Item 1.    Description of Business............................................3
Item 2.    Description of Property............................................5
Item 3.    Legal Proceedings..................................................5
Item 4.    Submission of Matters to a Vote of Security Holders................5

                                     PART II

Item 5.    Market for Common Equity and Related
            Stockholder Matters...............................................6
Item 6.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................7
Item 7.    Financial Statements...............................................13
Item 8.    Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure............................14



                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the
            Exchange Act......................................................14
Item 10.   Executive Compensation.............................................17
Item 11.   Security Ownership of Certain Beneficial Owners
            and Management....................................................19
Item 12.   Certain Relationships and Related Transactions.....................21
Item 13.   Exhibits, and Reports on Form 8-K..................................23
Item 14.   Principal Accountant Fees and Services.............................24

PART I

Item 1. BUSINESS

The predecessor of Jacobs Financial Group, Inc. ("JFG" or the "Company"), NELX, Inc., was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. for the purpose of acquiring, dealing in, and if warranted, developing oil and gas properties. In October 1993 the Company changed its name to NELX, Inc. Prior to May 2001, the Company owned certain non-producing oil and gas properties as well as various real estate properties. Due to continuing lack of capital partners for oil and gas exploration and/or real estate development, in fiscal year 1997 the Company turned its attention to divesting its interests in said properties. For the next three years, the principal activities of the Company involved disposing of assets, settling claims and liabilities and considering potential business combinations with related or complementary businesses. During fiscal year 2001, the Company's principal assets consisted of a leasehold interest in an undeveloped mineral spring in Arkansas and certain oil and gas properties located in West Virginia. The oil and gas properties were sold in May 2001.

On May 29, 2001, the Company acquired two businesses, FS Investments, Inc. ("FSI") and Jacobs & Company ("Jacobs & Co." or "J&C"), in exchange for 75 million shares of common stock of NELX. The transaction was accounted for as a recapitalization of FSI and Jacobs & Co. effected by a reverse acquisition. For accounting purposes, NELX was treated as the acquiree, and no goodwill or other intangible asset was recorded.

FSI, incorporated in 1997 in West Virginia, is a holding company that was organized to develop surety business through the formation or acquisition of subsidiaries engaged in the issuance of surety bonds collateralized by investment accounts that are professionally managed by Jacobs & Co. Through its wholly-owned subsidiary, Triangle Surety Agency, Inc. ("Triangle Surety" or "TSA"), FSI is actively engaged in the placement with insurance companies of surety bonds, with an emphasis on clients engaged in regulated industries.

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

On or about December 29, 2005, NELX was merged with and into its newly-formed wholly-owned subsidiary, Jacobs Financial Group, Inc., a Delaware corporation. JFG survived the merger as the Registrant. The merger effected a change in the Registrant's name, a change in the state of incorporation of the Registrant from Kansas to Delaware, an amendment to the Articles of Incorporation of the Registrant and an amendment to the Bylaws of the Registrant.

On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire and Casualty Company (WVFCC), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition followed the approval of the transaction by the West Virginia Department of Insurance, which included approval of the Company's business plan to operate the acquired insurance company as a surety. The financing of the transaction consisted of a combination of a private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000, of which $2,900,000 (including a $40,000 deposit paid in prior periods) was used for the acquisition of WVFCC. In addition, approximately $3,668,000 of indebtedness of the Company was converted into preferred stocks and warrants. Following the acquisition, the name of WVFCC was changed to First Surety Corporation ("First Surety" or "FSC").

The acquisition of FSC allows the Company to pursue its business plan to market and issue surety bonds utilizing programs developed by the Company's subsidiary, FSI. FSI's subsidiary, Triangle Surety, serves as managing general agent for First Surety, and collateralized accounts required as a condition of the issuance of surety bonds under FSC's programs are managed by the investment advisory subsidiary of the Company, Jacobs & Company. The successful implementation of the business plan by the Company will create three primary revenue streams, insurance premium for the issuance of surety bonds, agency commissions for the production and placement of bonds, and investment advisory fees relating to the management of the collateral accounts securing the surety bonds. The bonding programs offered are specialized in nature and will initially be targeted to the coal and oil & gas industries.

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of eight (8) employees, of which seven (7) are full time employees.

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

The Registrant, through its insurance subsidiary, holds investments in real estate mortgages (primarily single family first mortgage dwellings) through its purchase of U. S. government agency mortgage-backed/asset-backed securities that have guaranteed principal and interest by the U. S. government. There are no limitations or restrictions with respect to such investments. Other non U. S. government guaranteed investments in mortgage-backed/asset-backed securities are limited or restricted by policy so that the aggregate investment secured by or evidencing a single interest in a single asset or single pool of assets does not exceed 5% of assets. Such investments are held primarily for income versus capital appreciation.

Although the Registrant, through its insurance subsidiary, has no plans to make investments in mortgage loans or income-producing real estate at this time, such investments are limited by policy so as not to exceed 5% of assets.


Item 3. LEGAL PROCEEDINGS

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the symbol JFGI (OTC Bulletin Board Symbol). The table below sets forth the high and low price information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                              HIGH                      LOW
                                              -----                     ----

Fiscal Year Ended May 31, 2006

         4th Quarter                           .09                       .03
         3rd Quarter                           .105                      .05
         2nd Quarter                           .105                      .006
         1st Quarter                           .0135                     .009


Fiscal Year Ended May 31, 2005

         4th Quarter                           .013                      .006
         3rd Quarter                           .013                      .007
         2nd Quarter                           .02                       .006
         1st Quarter                           .05                       .015

As of May 31, 2006, there were approximately 925 holders of record of the Company's common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

As of May 31, 2006, shares of the Company's common stock authorized for issuance under the Registrant's 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------- ------------------------------------------ ------------------------------------------
       Number of Shares to be Issued                     Weighted-Average                           Number of Shares
             Upon Exercise of                            Exercise Price of                         Remaining Available
            Outstanding Options                         Outstanding Options                        For Future Issuance
------------------------------------------- ------------------------------------------ ------------------------------------------
                24,400,000                                    .06877                                   10,600,000
-------------------------------------------- ------------------------------------------ ------------------------------------------

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2006 DEVELOPMENTS

Since its acquisition of FSI and Jacobs in May 2001, the Company has focused its efforts on the expansion of the ongoing business activities FSI and Jacobs, namely insurance (surety) and investment management and advisory services. Central to its business plan was the acquisition of an insurance company to issue surety bonds utilizing collateralized surety programs developed by FSI, and marketed by Triangle Surety, with collateral accounts managed by Jacobs.

In May 2004, the Company entered into an Exclusivity Agreement with Celina Mutual Insurance Company ("Celina") granting the Company an exclusive right to acquire West Virginia Fire & Casualty Company ("WVFCC"); and in July 2005, the Company entered into a definitive purchase agreement with Celina for the acquisition of WVFCC subject to the terms and conditions set forth in the agreement.

On December 30, 2005, the Company acquired all of the outstanding stock of WVFCC, an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition followed the approval of the transaction by the West Virginia Department of Insurance, which included approval of the Company's business plan to operate the acquired insurance company as a surety. The financing of the transaction consisted of a combination of a private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000, of which $2,900,000 (including a $40,000 deposit paid in prior periods) was used for the acquisition of WVFCC. In addition, approximately $3,668,000 of indebtedness of the Company was converted into preferred stocks and warrants. Following the acquisition, the name of WVFCC was changed to First Surety Corporation (FSC).

The acquisition of WVFCC consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines of business offered by WVFCC are not insurance lines that the Company intends to pursue. Since its acquisition, the Company has focused its primary efforts on the initial development and marketing of the business in West Virginia and laying groundwork for the future expansion of the business into other states.


RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED MAY 31, 2006

RESULTS OF OPERATIONS

The Company experienced a loss of $1,874,186 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) in fiscal 2006 as compared with a loss of $1,120,133 in fiscal 2005. While total revenues increased from $260,000 in fiscal 2005 to $407,000 in fiscal 2006, total expenses increased from $1,380,000 in fiscal 2005 to $1,901,000 in fiscal 2006. The increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006. The increase in expenses is largely attributable to expenses incurred relating to the acquisition of FSC, namely legal, consulting and professional expense incurred in due diligence efforts, structuring financing for the transaction, and preparation and assistance with regulatory filings necessary to gain regulatory approval for the acquisition.

FINANCIAL CONDITION

RESTRUCTURED FINANCING

In conjunction with the acquisition of FSC, a restructuring of the Company's financing was accomplished through the private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000. $2,860,000 was used in the acquisition and funding of the insurance subsidiary, with the remaining funds used to pay expenses attributable to the acquisition and the funding of on-going operations. Additionally, approximately $3,668,000 of indebtedness of the Company was converted into preferred stock and warrants reducing the Company's borrowings under short-term financing arrangements to approximately $167,000.

As an inducement to the initial preferred stock shareholders, warrants to purchase 45,402,996 shares of common stock at an exercise price of one-tenth of one cent ($.001) per share were issued with a five-year expiration period. Such warrants were valued at approximately $533,000 using the Black-Scholes pricing model. Additionally, the Series B preferred shares were issued at a twenty-five percent (25%) discount to the stated face value of $1,000 per share or approximately $2,217,650 in total. Additional shares of the Series B were subsequently sold at a discount of approximately eight percent (8%) or approximately $18,000. Accordingly, the recorded values of the Series A and B preferred stock are being increased to their stated liquidation values using the interest method over a period of five years and such amounts are categorized as accretion of mandatorily redeemable preferred stock in the consolidated statement of operations.

The preferred stock issued consisted of non-voting Series A and Series B redeemable preferred stock; the Series A designation being entitled to receive cumulative dividends at the rate of 4.00% per annum and the Series B designation being entitled to receive cumulative dividends at the rate of 8.00% per annum, with both the Series A and B designations having equal ranking and preference as to dividends and liquidation rights and in priority to the Company's common stockholders. At this time, management has chosen to defer payment of dividends to the holders of the Series A and B preferred stock until the Company has sufficient cash flow from operations to service the obligation.

The Series A designation was designed for issuance to principals desiring surety bonds under FSC's partially collateralized bonding programs. As designed, proceeds from the sale of Series A preferred stock is down-streamed to FSC to increase its capital and insurance capacity, unless used to redeem Series B preferred stock (Company option to redeem) to the extent that proceeds from the sale of Series B preferred shares was used in the initial acquisition and funding of FSC. The Series A designation contains a conditional redemption feature providing for the redemption of the Series A shares at any time after the seventh (7th) anniversary of the Issue Date, provided that the principal no longer requires surety bonds issued by FSC. Furthermore, once redeemed, the principal will no longer be eligible to participate in partially collateralized bonding programs offered by FSC. Surety bonds currently being issued by FSC are for coal mining and reclamation permits, which are long-term in nature and continually evolve whereby outstanding bonds are periodically released as properties are mined and reclaimed and new bonds issued for properties to be mined in the future. Accordingly, this source of financing was designed to be long-term by nature.

The Series B designation was designed for issuance to investors in JFG and contains both conversion rights to common stock and redemption features. Each share of the Series B preferred stock is convertible, at the option of the holder, into 1,000 shares of JFG common stock and can be converted at any time. Additionally, the Series B preferred stock can be redeemed, at the option of the holder, at full-face value plus accrued and unpaid cumulative dividends, commencing with the fifth (5th) anniversary of the original issue date. The Company has the option to redeem the Series B preferred shares at any time after the first (1st) anniversary of the original issue date, subject to the holder exercising its conversion privileges prior to the stated redemption date. Management's ability to execute its business plan and increase the market value of its common stock will largely determine whether the Series B preferred shares are converted to common shares or eventually redeemed.

RESTRICTIONS ON USE OF ASSETS

Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. Accordingly, cash, marketable investments, and other receivables held by FSC are restricted from use to fund operations or meet cash needs outside of the insurance company's domain. As of May 31, 2006, such assets amounted to approximately $3.6 million.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

INTANGIBLE ASSETS

In exchange for the purchase price of $2.9 million for the acquisition of FSC, the Company received cash and investments held by FSC totaling $2.75 million, with the difference being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually for recoverability and impairment loss. Impairment loss, if any, is measured by estimating future cash flows attributable to such assets based on forecasts and projections and comparing such discounted cash flow amounts to the carrying value of the asset. Should actual results differ from such forecasts and projections, such assets may be subject to future impairment charges.

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of May 31, 2006.

FSC is currently licensed to write coal reclamation and mining surety bonds in West Virginia. By nature, reclamation of land that has been disturbed by mining operations is a highly regulated process by federal, state and local jurisdictions and such bonds are generally long-term in nature with mining operations and reclamation work being conducted in unison as the property is being mined. Additionally, no two principals and properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting such bonds, management obtains estimates of costs to reclaim such properties, in accordance with the specifications of the mining permit, prepared by independent outside professionals experienced in this field of work. Such estimates are then periodically updated and compared with marketable securities pledged, and held for the benefit of FSC as collateral for the surety bond, to mitigate the exposure to significant loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or forfeit the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained, or if the collateral held has experienced significant deterioration in value.

In establishing its reserves for losses and loss adjustment expense, management continually reviews its exposure to loss based on reports provided in conjunction with the periodic monitoring and inspections performed, the value of the collateral accounts held for the benefit of FSC, along with industry averages and historical experience. Initially, management has estimated such losses based on industry experience, adjusted for factors that are unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.


LIQUIDITY AND GOING CONCERN

The Company has experienced significant operating losses of approximately $1,874,000 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) and $1,120,000 for the years ended May 31, 2006 and 2005. And while short-term borrowings at year-end have been substantially refinanced by conversion to preferred stock, the Company continues to face significant working capital deficiencies and adequate funds to pay its preferred stock dividend obligation. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue until FSC is able to develop a substantial book of business.

In order to fully implement its business plan, management continues to seek additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. As a result of being able to share resources (primarily personnel) to minimize operating costs, management expects FSC to be at break-even or cash flow positive in fiscal 2007, although the use of its assets and profits are expected to remain restricted to its stand-alone operation by regulatory authority. And while growth of the FSC business will provide additional cash flow to the Company's other subsidiaries, Jacobs and Triangle Surety, it is anticipated that working capital deficiencies will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2006 WITH 2005

The Company experienced a loss of $1,874,186 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) in fiscal 2006 as compared with a loss of $1,120,133 in fiscal 2005.

REVENUES

Revenues in fiscal 2006 amounted to $407,304 as compared with $260,347 in fiscal 2005. The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Revenues from the investment management segment, net of advisory referral fees, were $206,922 in fiscal 2006 as compared with $238,035 in fiscal 2005, representing a decrease of $31,113. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is substantially attributable to the loss of certain managed collateral accounts (and related personal accounts) resulting from expiration or non-renewal of the surety bonds that such accounts secured. While the lack of availability of bonding in the marketplace prevented the retention and replacement of this business, the Company's acquisition of FSC at the end of 2005, with its primary focus being directed towards the financial assurance market, should help alleviate loss of business such as occurred during this period in the future.

Revenues from the issuance or placement of surety bonds (earned premium and agency commissions) were $147,201 in fiscal 2006 as compared with $22,254 in fiscal 2005, representing an increase of $124,947. Of this increase, $130,107 is attributable to the acquisition of FSC and the surety business that has been secured by its managing general agent, Triangle Surety, with the remaining decrease of $5,160 representing a decrease in commissions earned by Triangle Surety in fiscal 2006. While ultimately the revenue for this segment of the business is expected to be more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds issued or placed by the Company, the increase during this period reflects the acquisition of FSC at the end of December 2005 and commencement of operations of FSC in February 2006. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Net investment income of $53,181 represents the earnings on the investment portfolio of FSC since its acquisition at the end of December 2005.

EXPENSES

Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Such estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach.

Insurance policy acquisition costs in the amount of $18,877 represent charges to operations for underwriting expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.

General and administrative expenses for fiscal 2006 were $1,378,730 as compared with $902,444 for fiscal 2005, representing an increase of $476,286. Approximately $204,000 of this increase is largely attributable to an increase in various professional fees, attributable in significant part to expenses incurred in the negotiation, documentation, and consummation of the Company's acquisition of FSC, including regulatory approval of such acquisition. Salary and compensation expense increased approximately $89,000 relating to staffing additions, temporary services, and increases in salaries and wages and approximately $118,000 relating to stock option compensation expense. Other general and administrative expense in the amount of approximately $24,000 can be attributed to the operation of FSC.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed $138,695 of the Fund's operating expenses in fiscal 2006 as compared to $147,870 in fiscal 2005. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are now reimbursable to it for a period of up to three years. In fiscal 2006, the Fund's investment advisory fees amounted to $52,839 as compared to $72,479 in fiscal 2005.

Interest expense in fiscal 2006 amounted to $345,031 as compared with $324,266 in fiscal 2005, representing an increase of $20,765. The increase is largely attributable to increased debt levels incurred during the year to fund ongoing operations and additional consideration provided in connection with the obtaining additional borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock in the amount of $380,171 is comprised of accretion of discount in the amount of $195,659 and accrued but unpaid dividends on preferred stock in the amount of 184,512.

Item 7. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 7:

                                                                           PAGE

         Table of Contents                                                  F-1

         Report of Independent Registered Public Accounting Firm            F-2
            Report of Independent Registered Public Accounting Firm         F-2a

         FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                         F-3
         Consolidated Statement of Operations                               F-4
         Consolidated Statement of Cash Flows                               F-5
         Consolidated Statement of Mandatorily Redeemable
                  Preferred Stock and Stockholders' Equity                  F-6
         Notes to Consolidated Financial Statements                         F-7

         SCHEDULES

         Schedule I - Summary of Investments - Other than
                  Investments in Related Parties                            F-31
         Schedule II - Condensed Financial Information of
                  Registrant                                                F-32
         Schedule III - Supplementary Insurance Information                 F-34
         Schedule VI - Supplemental Information                             F-35

                               TABLE OF CONTENTS


                                                                           PAGE

         Table of Contents                                                  F-1

         Report of Independent Registered Public Accounting Firm            F-2
            Report of Independent Registered Public Accounting Firm         F-2a

         FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                         F-3
         Consolidated Statement of Operations                               F-4
         Consolidated Statement of Cash Flows                               F-5
         Consolidated Statement of Mandatorily Redeemable
                  Preferred Stock and Stockholders' Equity                  F-6
         Notes to Consolidated Financial Statements                         F-7

         SCHEDULES

         Schedule I - Summary of Investments - Other than
                  Investments in Related Parties                            F-31
         Schedule II - Condensed Financial Information of
                  Registrant                                                F-32
         Schedule III - Supplementary Insurance Information                 F-34
         Schedule VI - Supplemental Information                             F-35

Malin, Bergquist & Company, LLP
Certified Public Accountants & Business Advisors



             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Jacobs Financial Group, Inc.
Charleston, West Virginia

We have audited the accompanying balance sheet of Jacobs Financial Group, Inc. as of May 31, 2006, and the related consolidated statement of operations, cash flows and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Financial Group, Inc as of May 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
September 13, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Jacobs Financial Group, Inc.
Charleston, West Virginia


We have audited the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity of Jacobs Financial Group, Inc. for the year ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jacobs Financial Group, Inc. for the year ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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




/S/GORDON, HUGHES & BANKS, LLP
Greenwood Village, Colorado
July 21, 2005


                                      F-2a

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED  BALANCE SHEET



                                                                                                             MAY 31, 2006
                                                                                                         ------------------
ASSETS

INVESTMENTS AND CASH:

 Bonds held to maturity, at amortized costs                                                               $      1,029,964
  (market value at 05/31/06 $1,024,153)
 Mortgage-back securities held to maturity, at amortized costs                                                   1,360,778
  (market value at 05/31/06 $1,343,108)
 Short-term investments, at cost (approximates market value)                                                     1,196,111
 Cash                                                                                                                    -
                                                                                                         ------------------

                                                                   TOTAL INVESTMENTS AND CASH                    3,586,853

 Investment income due and accrued                                                                                  20,958
 Premiums and other accounts receivable                                                                             47,774
 Deferred policy acquisition costs                                                                                  70,399
 Furniture and equipment (net of accumulated depreciation of $101,500)                                              30,040
 Due from related party                                                                                            361,009
 Other assets                                                                                                       33,863
 Intangible assets                                                                                                 150,000
                                                                                                         ------------------

                                                                                 TOTAL ASSETS            $       4,300,896
                                                                                                         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Reserve for losses and loss expenses                                                                     $         11,911
 Reserve for unearned premiums                                                                                     193,616
 Cash Overdraft                                                                                                    127,985
 Accrued expenses and professional fees                                                                            614,034
 Accounts payable                                                                                                  278,621
 Notes payable                                                                                                     158,232
 Accrued interest payable                                                                                           41,942
 Other liabilities                                                                                                 413,773
                                                                                                         ------------------

                                                                            TOTAL LIABILITIES                    1,840,114

SERIES A  PREFERRED  STOCK,  $.0001  par  value  per  share;  1  million  shares authorized;  1,109 shares issued and  outstanding; stated  liquidation  value of
$1,000 per share                                                                                                 1,035,841

SERIES B PREFERRED STOCK,  $.0001 par value per share; 10,000 shares authorized;
9,095,599 shares issued and outstanding; stated liquidation value of $1,000 per
share                                                                                                            6,780,186
                                                                                                         ------------------

                                                 TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                    7,816,027

STOCKHOLDERS' EQUITY (DEFICIT)

 Common  stock,  $.0001  par value per  share;  490  million  shares  authorized;
  154,937,837  shares issued and  outstanding                                                                       15,494
 Additional  Paid In Capital                                                                                     1,856,929
 Accumulated deficit                                                                                            (7,227,668)
                                                                                                         ------------------

                                                          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (5,355,245)
                                                                                                         ------------------

                                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $       4,300,896
                                                                                                         ==================



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENT OF OPERATIONS




                                                                             YEAR ENDED MAY 31,
                                                                     --------------------------------
                                                                           2006              2005
                                                                     --------------    --------------
REVENUES:

 Investment advisory services                                        $     206,922     $     238,035
 Agency commissions                                                         91,799            22,254
 Insurance premiums                                                         55,402                 -
 Net investment income                                                      53,191                 -
 Net realized investment gains (losses)                                        (10)                -
 Other income                                                                    -                58
                                                                     --------------    --------------
                                        TOTAL REVENUES                     407,304           260,347


EXPENSES:

 Incurred policy losses                                                     11,911                 -
 Insurance policy acquisition costs                                         18,877                 -
 General and administrative                                              1,378,730           902,444
 Mutual fund costs                                                         138,695           147,870
 Interest                                                                  345,031           324,266
 Depreciation                                                                8,075             5,900
                                                                     --------------    --------------
                                        TOTAL EXPENSES                   1,901,319         1,380,480
                                                                     --------------    --------------

                                      NET INCOME (LOSS)                 (1,494,015)       (1,120,133)
                                                                     --------------    --------------

 Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends                            (380,171)                -
                                                                     --------------    --------------

 NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS               $  (1,874,186)    $  (1,120,133)
                                                                     ==============    ==============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

 NET INCOME (LOSS) PER SHARE                                         $       (0.01)    $       (0.01)
                                                                     ==============    ==============


 WEIGHTED-AVERAGE SHARES OUTSTANDING                                   133,022,038       122,663,860
                                                                     ==============    ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Year Ended May 31
                                                                      --------------------------
                                                                         2006            2005
                                                                      ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                                   $(1,494,015)   $ (1,120,133)

 Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Unearned premium                                                      193,616               -
   Stock option expense                                                  117,979
   Stock issued for debt forbearance and guarantees                       61,775          34,637
   Provision for loss reserves                                            11,911               -
   Amortization of premium                                                 9,336               -
   Depreciation                                                            8,075           5,900
   Realized gains (losses) on sale of securities                              10
   Premium and other receivables                                         (19,488)         13,697
   Accretion of Discount                                                 (20,274)              -
   Investment income due and accrued                                     (40,382)              -
   Deferred policy acquisition costs                                     (70,399)              -
   Change in operating assets and liabilities:
        Other assets                                                     (26,303)            236
        Accounts payable                                                 176,550          (8,038)
        Accrued expenses and other liabilities                           323,665         277,616
                                                                      ------------  ------------
              Net cash flows from (used in) operating activities        (767,944)       (796,085)

CASH FLOWS FROM INVESTING ACTIVITIES

 Advances to related party                                               361,009
 Redemption of short-term investments                                    656,317               -
 Repayment of mortgage-backed securities                                  89,672
 Costs of bonds acquired                                                (170,078)              -
 Costs of mortgage-backed securities                                  (1,389,911)
 Acquisition of insurance company                                     (2,860,000)              -
 Purchase of furniture and equipment                                     (27,456)         (3,050)
 Deposit                                                                       -         (25,000)
                                                                      ------------  ------------
              Net cash flows from (used in) investing activities      (3,340,447)        (28,050)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of Series A preferred stock and warrants       1,109,000               -
 Proceeds from issuance of Series B preferred stock and warrants       3,191,921               -
 Proceeds from issuance of stock                                          18,079
 Proceeds from exercise of common stock warrants                          14,171               -
 Proceeds from short-term borrowings                                   1,038,531       1,610,614
 Repayment of short-term borrowings                                   (1,263,748)       (786,663)
                                                                      ------------  ------------
              Net cash flows from financing activities                 4,107,954         823,951

NET INCREASE (DECREASE) IN CASH                                             (437)           (184)

CASH AT BEGINNING OF PERIOD                                                  437             621
                                                                      ------------  ------------

CASH AT END OF PERIOD                                                 $        -    $        437
                                                                      ============  ============

SUPPLEMENTAL DISCLOSURES
 Interest paid                                                        $  188,022    $    223,055
 Income taxes paid                                                             -               -
 Non-cash investing and financing transactions:
  Additional consideration for issuance of debt                           61,775               -
  Accrued interest converted to notes payable                             20,740               -
  Notes payable converted to Series B preferred stock                  3,480,026
  Accrued interest converted to Series B preferred stock                 154,184
  Accounts payable converted to Series B preferred stock                  33,740

 Acquisition of business (See Note C)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED MAY 31, 2006


                                                                         -----------------------------------------------------------

                                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                                       SERIES B
                                  SERIES A       MANDATORILY REDEEMABLE  -----------------------------------------------------------
                           MANDATORILY REDEEMABLE    CONVERTIBLE                              ADDITIONAL
                               PREFERRED STOCK     PREFERRED STOCK                             PAID-IN    ACCUMULATED
                             SHARES      AMOUNT  SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL      DEFICIT        TOTAL
                            -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------
BALANCE, MAY 31, 2004               -          -        -           -  120,709,510  $ 12,071   $ 1,080,696 $(4,233,349) $(3,140,582)

Issuance of stock for debt
 forbearance and guarantee                                               1,954,350       195        34,442                   34,637

Net income (loss), year
 ended May 31, 2005                 -          -        -           -            -         -             -  (1,120,133)  (1,120,133)
                             -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------

BALANCE, MAY 31, 2005               -          -        -           -  122,663,860    12,266     1,115,138  (5,353,482)  (4,226,078)

Issuance of Series A and
 Series B Preferred Stock and   1,109  1,025,957 9,095.599  6,409,899      225,000        23       551,072           -      551,095
 Common Stock Warrants

Issuance of common stock upon
 exercise of warrants               -          -        -           -   30,331,476     3,033        11,138           -       14,171

Accretion of mandatorily
 redeemable convertible
 preferred stock                    -      6,094        -     189,565            -         -             -     (195,659)   (195,659)

Issuance of common stock as
 additional consideration for
 financing arrangements                                                  1,717,500       172        61,602                   61,774

Accrued Dividends of
 mandatorily redeemable
 convertible preferred stock               3,790              180,722                                          (184,512)   (184,512)

Issuance of common stock
 options                                                                                           117,979                  117,979

Net Income (loss), year ended
  May 31, 2006                      -          -        -           -            -         -             -   (1,494,015) (1,494,015)
                             -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------

BALANCE, MAY 31, 2006           1,109 $1,035,841 9,095.599 $6,780,186  154,937,836  $ 15,494  $  1,856,929  $(7,227,668)$(5,355,245)
                             ======== ==========  =======   =========  ===========  ========  ============  ===========  ===========
                             ----------------------------------------  -------------------------------------------------------------






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND BUSINESS

ORGANIZATION AND NATURE OF BUSINESS

Jacobs Financial Group, Inc. (the "Company" or "JFG"), formerly NELX, Inc., was incorporated in Kansas on March 25, 1983. In 2001, the Company acquired two wholly-owned subsidiaries located in Charleston, West Virginia: Jacobs & Company ("Jacobs") and FS Investments, Inc. ("FSI"). Jacobs is a registered investment advisory firm that derives its revenue from asset-based fees. Jacobs serves clients in approximately twenty states, primarily in the eastern United States. FSI, through its wholly-owned subsidiary Triangle Surety Agency, Inc. ("Triangle"), is engaged in the business of placing surety bonds with insurance companies for clients engaged in regulated industries, such as the extraction of coal, oil and gas. FSI receives commission income from the placement of these bonds and is licensed in ten states primarily in the eastern United States. On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire & Casualty Company ("WVFCC"), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. Following the acquisition, the name of WVFCC was changed to First Surety Corporation ("FSC"). FSC receives insurance premium income in connection with the issuance of surety bonds. The Company and its subsidiaries are subject to the business risks inherent with the financial services industry.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately $1,874,000 and $1,120,000 for the years ended May 31, 2006 and 2005. Losses are expected to continue until FSC develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Note D), the company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management intends to continue with steps it has taken to improve cash flow through the implementation of its business plan. Additionally, management continues to seek to raise additional funds for operations through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Jacobs Financial Group, Inc. and its majority owned subsidiaries, after the elimination of intercompany transactions.

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are loss reserves, stock options and the valuation of deferred tax benefits. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock- Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. JFG has adopted the provisions of SFAS 123R with respect to its stock-based compensation plan (See Note L).

In December 2004, the FASB issued FASB Statement No. 153 "Exchanges of Nonmonetary Assets-an amendment of APB Opinion Non. 29". This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management does not expect the adoption of the provisions of SFAS No. 153 to have a material impact on the Company's results of operations or financial position.

In June 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections" which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005. Management does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on the Company's results of operations or financial position.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140". This statement address accounting issues relating to beneficial interests in securitized financial assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of the provisions of SFAS No. 155 to have a material impact on the Company's results of operations or financial position.


In March 2006, FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement addresses accounting for separately recognized servicing assets and servicing liabilities when an entity undertakes a contract to service financial assets. This Statement is to be adopted as of the beginning of the first fiscal year that begins after September 15, 2006. Management does not expect the adoption of the provisions of SFAS No. 156 to have a material impact on the Company's results of operations or financial position.


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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Short-term investments consist primarily of debt securities having maturities of one year or less at date of purchase, money-market investment funds and other similar investments that have immediate availability.

Interest income with respect to fixed maturity securities is accrued as earned. Dividend income is generally recognized when receivable.

Realized gains and losses are determined by specific identification of the security sold.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


FURNITURE AND EQUIPMENT

Furniture and equipment is recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property and equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line and double-declining balance methods, which approximates estimated economic depreciation.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price risk- free interest rates, and an expected life of the options. Although the assumptions used to reflect management's best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different than the assumptions used, stock-based compensation expense could be significantly different.


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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain amounts in the 2005 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2006 and for the years then ended. Such reclassifications resulted from the Company's acquisition of WVFCC (now FSC). The Company's Consolidated Financial Statements include the assets, liabilities and results of operations of FSC subsequent to its acquisition on December 30, 2005. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.



NOTE C-ACQUISITION

On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire and Casualty Company (WVFCC), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition followed the approval of the transaction by the West Virginia Department of Insurance, which included approval of the Company's business plan to operate the acquired insurance company as a surety. The financing of the transaction consisted of a combination of a private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000, of which $2,860,000 was used for the acquisition of WVFCC. In addition, approximately $3,668,000 of indebtedness of the Company was converted into preferred stocks and warrants. Following the acquisition, the name of WVFCC was changed to First Surety Corporation (FSC).

The acquisition of FSC allows the Company to pursue its business plan to market and issue surety bonds utilizing programs developed by the Company's subsidiary, FS Investments, Inc. (FSI). FSI's subsidiary, Triangle Surety Agency, Inc.
(TSA), serves as managing general agent for First Surety, and collateralized accounts required as a condition of the issuance of surety bonds under the insurance company's programs are managed by the investment advisory subsidiary of the Company, Jacobs & Company (J&C).

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE D - INVESTMENTS

The Company's insurance subsidiary (FSC) held the following investments, by security type, with the positive intent and ability to hold to maturity:

                                                MAY 31, 2006
                                                ------------
                                               GROSS     GROSS
                              AMORTIZED     UNREALIZED  UNREALIZED   FAIR MARKET
                                 COST          GAINS     LOSSES         VALUE
                              ----------    ----------  ---------     ----------

   U. S. Government and
   government agencies        $1,029,964     $      -  $    5,811     $1,024,153

   U.S Government agency
   mortgage-backed
   securities                  1,360,778            -      17,670      1,343,108
                              ----------    ----------  ---------     ----------
                              $2,390,742      $     -  $   23,481     $2,367,261
                              ==========    ==========  =========     ==========

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The amortized cost and estimated market values of investments in fixed-maturities held-to-maturity at May 31, 2006 are as follows:

                                                     AMORTIZED       FAIR MARKET
                                                        COST             VALUE



         Due in one year or less                     $  508,723      $   506,720

         Due after one year through five years          521,241          517,433
                                                     ----------      -----------
                                                     $1,029,964      $ 1,024,153
                                                     ==========      ===========



U.S. government agency mortgaged-backed securities held by the Company as of May 31, 2006 have a weighted-average estimated remaining life of twenty-three and one-half years. Expected maturities may differ from contractual maturities
because   borrowers  of  the  underlying   mortgages  have  a  right  to  prepay
obligations.

Statutory deposits consisting of securities with a carrying value of $1,029,964 were deposited by the Company's insurance subsidiary under requirements of regulatory authority. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the Insurance Commissioner. Accordingly, investments and cash in the amount of $3,591,569 as of May 31, 2006 are restricted to the use of FSC.

The Company held no investments classified as available-for-sale.

An analysis of net investment income follows:

                                                                    2006
                                                                ---------
                  Bonds-fixed maturities                        $  17,027
                  Mortgage-backed securities                        6,913
                  Short-term investments                           32,880
                                                                ---------

                  Total investment income                          56,820
                  Investment expenses                               3,629
                                                                ---------

                  Net investment income                         $  53,191
                                                                =========

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The realized investment gains (losses) and increase (decrease) in unrealized appreciation of investments were as follows:

                                                                  2006
                                                               ---------

                 Realized gains (losses)
                   on investments:

                           Bonds-fixed maturities               $      -
                           Mortgage-backed securities                  -
                           Short-term investments                    (10)
                                                                ---------

                  Realized gains (losses)                       $    (10)
                                                                =========



                  Increase (decrease) in
                    unrealized appreciation
                    of investments:

                           Bonds-fixed maturities              $  (5,811)
                           Mortgage-backed securities            (17,670)
                                                               ----------

                  Increase (decrease) in
                    unrealized appreciation                    $ (23,481)
                                                               ==========





NOTE E-DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.


                                                                  2006
                                                               ---------
         Balance at beginning of year                          $       -

         Acquisition costs deferred                               89,276

         Amortization charged to operations                      (18,877)
                                                                ---------
         Balance at end of year                                $  70,399
                                                                =========

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - INTANGIBLES

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


NOTE G-RESERVE FOR LOSSES AND LOSS EXPENSE

Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. As of May 31, 2006, the Company's insurance subsidiary, FSC, is licensed to write coal reclamation and mining surety bonds in West Virginia only. By nature, reclamation of land that has been disturbed by mining operations is a highly regulated process by federal, state and local jurisdictions and such bonds are generally long-term in nature with no two principals or properties being alike due to varied company structures and unique geography and geology of each site. In underwriting such bonds, management obtains estimates of costs to reclaim such properties in accordance with the mining permit, as prepared by independent outside professionals hired by FSC, in addition to other underwriting and financial risk considerations. FSC requires the principal to provide cash collateral in amounts deemed to be sufficient to reclaim the disturbed land and thus mitigate the exposure to significant loss. As a newly licensed insurance company, FSC has experienced no claims for losses as of May 31, 2006 and thus provisions for losses and loss adjustment expense have been based on industry averages adjusted for other factors unique to the Company's approach.


NOTE H - NOTES PAYABLE TO INDIVIDUALS AND DUE FROM RELATED PARTY

At May 31, 2006, the Company had unsecured notes payable to individuals (all common shareholders) amounting to $158,232. Such notes have maturity dates of less than one year or are payable on demand and bear interest at the rate of ten percent (10.00%) per annum.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005 and 2006, the Company's operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M.
Jacobs. The funding source for these advances originated with obligations incurred by Mr. Jacobs with third-parties (such obligations, together with the loans by Mr. Jacobs to the Company, "back-to-back loans") with interest rates ranging from 6.75% to 12%. To assure that repayments of the various borrowings by the Company that were either guaranteed by Mr. Jacobs or loaned to the Company by Mr. Jacobs via such back-to-back loan arrangements did not result in a deemed loan to Mr. Jacobs, Mr. Jacobs entered into an Assumption Agreement with the Company, pursuant to which Mr. Jacobs assumes, and agrees to hold the Company harmless from, principal of specified indebtedness of the Company as and when necessary to fully offset what might otherwise be deemed an advance of funds arising out of the Company's financing activities.

During the year ended May 31, 2006, the Company made net repayments of $1,170,546 on the back-to-back loans which was $508,036 more than the original loans and interest charges. In accordance with the Assumption Agreement, the Company assigned to Mr. Jacobs and Mr. Jacobs assumed responsibility for payment of certain debt totaling $101,326 and accounts payable totaling $365,000 during the year ended May 31, 2006. The debt obligation was re-ssued in the name of Mr. Jacobs; and therefore the debt amount was relieved and offset against the receivable from Mr. Jacobs. Although the Company assigned accounts payable totaling $365,000 to Mr. Jacobs through the Assumption Agreement, for financial reporting purposed under generally accepted accounting principles, the accounts payable amount cannot be derecognized until either paid or released by the creditor. The Company did receive a release after May 31, 2006 as is reflected in subsequent events Note T. The balance due from Mr. Jacobs as of May 31, 2006 is $361,009.

NOTE I - OTHER LIABILITIES

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The total liability, including an estimate for penalties and interest, is approximately $387,500 and is included in the Company's financial statements under Other Liabilities. Management continues to seek financing arrangements that will allow it to fully satisfy this obligation in the near future.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - REDEEMABLE PREFERRED STOCK

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2006, the Company has issued an additional 759 shares of Series A Preferred Stock in exchange for cash investments in the amount of $759,000. As of May 31, 2006 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $3,970 through March 31, 2006.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,890.599 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock, and pari passu with the Company's Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and nonassessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. As of May 31, 2006, the Company has issued an additional 225 shares of Series B Preferred Stock and 225,000 shares of the Company's common stock as additional consideration, in exchange for cash investments in the amount of $225,000. As of May 31, 2006 the

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has chosen to defer payment of dividends on the Series B Preferred Stock with such accrued and unpaid dividends amounting to $180,722 through March 31, 2006.

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

The Company's Series A and B preferred stock each have mandatory redemption features that subject the Company to the analysis of equity versus liability. In accordance with SFAS 150, both Series A and B have features that embody a conditional obligation to redeem the instrument upon events not certain to occur and accordingly, are not classified as liabilities until such events are certain to occur. With respect to the Series A Preferred Stock, such condition is contingent upon the holder having no further need for surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, having no such surety bonds then outstanding. With respect to the Series B Preferred Stock, in accordance with SFAS 150, if the stock provides an option to the holder to convert to common shares at a rate equivalent to fair value, then the financial instruments are not mandatorily redeemable during the period in which the holder can convert the shares into common shares. As the Series B Preferred Stock contains a feature to convert to common shares at a fixed rate of $1.00 per share, and such conversion rate appearing reasonable within the period prior to the redemption date, the Company has determined that both the Series A and B preferred stocks should not be classified as liabilities. However, in accordance with Securities and Exchange Commission
(SEC) Issued Topic No. D- 98, SEC Staff Announcement, "Classification and Measurement of Redeemable Securities", a company that issues preferred shares that are conditionally

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redeemable (i.e., the shares are not within the scope of SFAS 150 because there is no unconditional obligation to redeem the shares at a specified or determinable date or upon an event certain to occur) is required to account for the conditionally redeemable preferred shares in accordance with Accounting Series Release 268, which states that the shares are to be reflected on the company's balance sheet between total liabilities and stockholders' equity as temporary equity.

NOTE K - STOCK WARRANTS

At May 31, 2006, the Company had issued and outstanding warrants to purchase 16,904,664 shares of common stock.

On December 30, 2005, the Company issued warrants to purchase 45,402,996 shares of common stock in connection with the Series A and B Preferred Stock private placements of which 14,904,664 remain outstanding. The exercise price of the warrants is one-tenth of one cent ($.001) per share and expire on December 30, 2010. The warrants were valued using the Black-Scholes pricing model. The warrants issued in connection with the Series A Preferred Stock were valued at $.08 per share or $83,043. The warrants issued in connection with the Series B Preferred Stock were valued at $.01 per share or $449,972.

On September 29, 2003, the Company issued warrants to purchase 2 million common shares to a principal vendor in connection with financing and forbearance in payment of certain trade obligations. The exercise price of the warrants is $.04 per share and expire September 30, 2008. The warrants were valued using the Black-Scholes pricing model at $.02 per share or $39,966.

NOTE L-STOCK-BASED COMPENSATION

On October 12, 2005, the board of directors adopted its 2005 Stock Incentive Plan (the "Plan") to allow the Company to make awards of stock options as part of the Company's compensation to key employees, non-employee directors, contractors and consultants. The Plan was approved by the stockholders on December 8, 2005. The aggregate number of shares of Common Stock issuable under all awards under the Plan is 35,000,000. No awards may be granted under the Plan after December 8, 2015.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 12, 2005, the board of directors approved a severance arrangement for a long-time employee of the Company terminated by reason of disability. The arrangement included (i) continuing salary and benefits through May 2006, and
(ii) an award of 1,000,000 options to acquire common shares at an exercise price of four cents ($.04) per share. The estimated value of continuing salary and benefits was approximately $30,000, and the estimated value of the options awarded was approximately $13,500. The term of the award is five years.

On May 25, 2006, the compensation committee of the board of directors awarded 23,400,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share, of which 5,500,000 shares vested immediately and the remaining 17,900,000 options vesting over the next four years. Stock-based compensation expense attributable to such awards amounted to approximately $104,500 in fiscal year 2005-2006. Unrecognized compensation expense related to non-vested awards at May 31, 2006 was approximately $340,250 and is expected to be recognized over the next four years. The term of the awards is five years.

The following table summarizes option activity under the Plan for the year ended May 31, 2006.

                                                 2006
                                                 ----
                                  WEIGHTED-AVG.
                                    EXERCISE             NO. OF SHARES
                                     PRICE               UNDER OPTION
         Balance at June 1                 n/a                    -
         Options granted               $.06877           24,400,000
         Options exercised                   -                    -
         Options canceled/expired            -                    -
                                     ---------         ------------
         Balance at May 31             $.06877           24,400,000
                                     =========         ============

         Exercisable at May 31         $.06538            6,500,000
                                     =========         ============

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the company's stock, the risk-free interest rate and the company's dividend yield. The following table presents the weighted-average assumptions used for the options granted.


              Option term (years)                4.76
              Volatility                          100%
              Risk-free interest rate            4.95%
              Dividend yield                     0.00%

              Weighted-average fair
              value per option granted         $0.019


NOTE M - INCOME TAXES

As of May 31, 2006, the Company had operating loss carryforwards of approximately $12 million. These carryforwards begin expiring in 2012 and are subject to review by the Internal Revenue Service and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carryforwards are substantially limited.

The Company has fully reserved the $4.1 million tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

NOTE N-STOCKHOLDERS EQUITY

In fiscal 2005, confirming promises made to certain of its third-party financing sources, the Company issued 1,954,350 shares of its common stock to certain holders of predominantly demand promissory notes in consideration of the continuing forbearance and guarantees granted by such note holders. The shares were valued at approximately $.0178 per share based on quoted closing prices on the dates the stock was committed, a total of $34,637.

In fiscal 2006, the Company issued 1,717,500 shares of its common stock to certain individuals as consideration in connection with arranging or providing financing to the Company. The shares were valued at approximately $.0719 per share based on quoted closing prices on the dates the stock was committed, a total of $61,774.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE O-STATUTORY FINANCIAL DATA (UNAUDITED)

The Company's insurance subsidiary files financial statements prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principals are that statutory financial statements do not reflect deferred policy acquisition costs and certain assets are non-admitted.

Statutory surplus and net income for the Company's insurance subsidiary as of May 31, 2006 and for the five-month period then ended are as follows:

                  Statutory Surplus               $ 3,334,198
                  Net Income (Loss)                  (144,246)

Statutory surplus exceeds the minimum capital requirements provided by state law.


NOTE P - COMMITMENTS

LEASE COMMITMENTS

The Company leases certain office equipment with combined monthly payments of approximately $700 that have varying remaining terms of less than five years. The Company's lease of office, parking space and storage space have lease terms of one year or less at an approximate monthly rate of $3,800 through January 2007.

The Company leases an apartment for corporate use that has a remaining term of 18 months at a monthly rate of $545.00 plus electric utilities.

The Company holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $150 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

Rental expense for these lease commitments totaled approximately $49,500 and $47,000 during 2006 and 2005.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2006 are:

                         2007                     $13,500
                         2008                      10,260
                         2009                       7,020
                         2010                       5,361




NOTE Q - FINANCIAL INSTRUMENTS

FAIR VALUE

The following methods and assumptions were used to estimate fair market value of each class of financial instruments for which it is practicable to estimate that value:

INVESTMENT SECURITIES

Fair values for investment securities (U.S. Government, government agencies and government agency mortgage-backed securities) held for investment purposes (held to maturity) are based on quoted market prices or dealer quotes. If a quoted market prices is not available, fair value is estimated using quoted market prices for similar securities.

OTHER FINANCIAL INSTRUMENTS

The carrying amount of cash, short-term investments, receivables, prepaid expenses, notes payable, accounts payable and accrued expenses and other liabilities approximate fair value because of the immediate or relatively short-term maturity of these financial instruments.

CONCENTRATION OF CREDIT RISK

Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial
Instruments with Concentrations of Credit Risk", requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2006 the Company's investment securities of approximately $2,391,000 are solely comprised of bonds issued by the U.S. government and government agencies and mortgage-backed securities that are guaranteed by U.S government agencies. Such instruments are generally considered to be of the highest credit quality investment available.

The Company transacts the majority of its business with four financial institutions, one for commercial banking services and the others for brokerage and custodial services. Periodically, the amount on deposit in financial institutions providing commercial banking services exceeds the $100,000 federally insured limit. Management believes these financial institutions are financially sound. With respect to the financial institutions providing brokerage and custodial services, amounts on deposit are invested in money market funds comprised of high quality money market instruments consisting of certificates of deposit, bankers' acceptances, prime commercial paper, corporate obligations, municipal obligations and U.S. government securities.

Management believes that substantially all receivables are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

NOTE R - SEGMENT REPORTING

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      YEAR ENDED
INDUSTRY SEGMENT                                                                       MAY 31, 2006               MAY 31, 2005
----------------                                                                       ------------               ------------
REVENUES:
 Investment advisory                                                                   $    206,922               $    238,035
 Surety insurance                                                                           200,382                     22,254
 Corporate                                                                                        -                         58
                                                                                         ----------               ------------
 Total revenues                                                                        $    407,304               $    260,347
                                                                                         ==========               ============

OPERATING (LOSS):
 Investment advisory                                                                   $  (537,298)               $  (458,420)
 Surety insurance                                                                         (161,255)                  (183,932)
 Corporate                                                                                (795,462)                  (477,781)
                                                                                         ----------               ------------
 Total operating income (loss)                                                         $(1,494,015)               $(1,120,133)
                                                                                         ==========               ============

IDENTIFIABLE ASSETS:
 Investment advisory                                                                   $     40,271               $     40,384
 Surety insurance                                                                         3,858,319                      5,891
 Corporate                                                                                   41,297                     40,667
                                                                                         ----------               ------------
Total assets                                                                             $3,939,887               $     86,942
                                                                                         ==========               ============

CAPITAL ACQUISITIONS:
 Investment advisory                                                                   $        317               $      3,050
 Surety insurance                                                                            15,992                          -
 Corporate                                                                                   11,696                          -
                                                                                         ----------               ------------
 Total capital acquisitions                                                            $     28,005               $      3,050
                                                                                         ==========               ============

DEPRECIATION CHARGED TO
IDENTIFIABLE ASSETS:
 Investment advisory                                                                   $      5,900               $      5,900
 Surety insurance                                                                               965                          -
 Corporate                                                                                    1,210                          -
                                                                                         ----------               ------------

Total depreciation                                                                     $      8,075               $      5,900
                                                                                         ==========               ============

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE S - COMPREHENSIVE INCOME

There  are  no  adjustments   necessary  to  net  income  as  presented  in  the
accompanying   statements  of  operations  to  derive  comprehensive  income  in accordance with SFAS No. 130, "Reporting Comprehensive Income."

NOTE T - EVENTS SUBSEQUENT TO MAY 31, 2006 (UNAUDITED)

On June 28, 2006, the Company borrowed $250,000 under an unsecured short-term line of credit facility with a commercial bank to provide additional operating capital. The credit facility requires monthly interest payments at a variable interest rate based on the Wall Street Journal Prime rate plus five percent. The loan matures on December 28, 2006.

On June 30, 2006, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock and Series B Preferred stock with such accumulated accrued and unpaid dividends amounting to $14,994 and $365,740 as of June 30, 2006.

On September 13, 2006, the Company obtained a release from the obligee of the $365,000 account payable that was assumed by John M. Jacobs pursuant to the Assumption Agreement as described in Note H, with the effect that, in accordance with the terms of the Assumption Agreement, Mr. Jacobs assumption of such account payable was off set against and eliminated the account receivable of the Company from Mr. Jacobs.


                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF INVESTMENTS-
 OTHER THAN INVESTMENTS IN RELATED PARTIES                                                                    SCHEDULE I
----------------------------------------------------------------------------------------------------------------------------


                                                                                                                   AMOUNT
                                                                                                                  AT WHICH
 AT MAY 31, 2006                                                                                                SHOWN IN THE
                                                                        COST*                VALUE              BALANCE SHEET
                                                                      ------------         -------------       -----------------

 Fixed maturities:
  Bonds:
   United States government and government agencies and authorities      1,029,964             1,024,153            1,029,964
                                                                                 -                     -                    -
                                                                      ------------         -------------       -----------------
   Total fixed maturities                                                1,029,964             1,024,153            1,029,964

 Equity securities:
                                                                                 -                     -                    -
                                                                      ------------         -------------       -----------------
   Total equity securities                                                       -                     -                    -


 Mortgage-backed securities guaranteed by U.S. government agency         1,360,778             1,343,108            1,360,778

 Short-term investments, at cost (approximates market value)             1,196,111             1,196,111            1,196,111
                                                                      ------------         -------------       -----------------

   Total investments                                                     3,586,853             3,563,372            3,586,853
                                                                      ============         =============       =================


 * Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accrual of discounts

                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                 SCHEDULE II
----------------------------------------------------------------------------------------------------------


BALANCE SHEET - PARENT COMPANY ONLY
                                                                               MAY 31, 2006
                                                                             -------------------
 ASSETS:
  Accounts receivable from affiliates                                        $         4,904
  Prepaid expense and other assets                                                    25,907
  Furniture and equipment, net                                                        10,486
  Investment (deficit) in subsidiaries, equity method                             (2,395,987)
  Due from affiliates, net                                                         5,514,442
                                                                             -------------------

    Total assets                                                             $     3,159,752
                                                                             ===================

 LIABILITIES:
  Cash overdraft                                                             $        80,888
  Accounts payable                                                                     1,781
  Accrued expenses and professional fees                                             438,370
  Notes payable                                                                      158,232
  Other liabilities                                                                   19,699
                                                                             -------------------

    Total liabilities                                                                698,970

 MANDATORILY REDEEMABLE PREFERRED STOCK                                            7,816,027

 STOCKHOLDERS EQUITY:
  Common stock                                                                        15,494
  Additional paid in capital                                                       1,856,929
  Accumulated deficit                                                             (7,227,668)
                                                                             -------------------

    Total stockholders equity (deficit)                                           (5,355,245)
                                                                             -------------------

    Total liabilities and stockholders equity                                $     3,159,752
                                                                             ===================



STATEMENT OF INCOME - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                  2006          2005
                                                                              --------------  -------------
 REVENUES
  Equity in undistributed net income (loss) of consolidated subsidiaries      $     (698,553) $   (642,353)

 EXPENSES:
  General and administrative                                                         615,331       199,006
  Interest                                                                           178,921       278,774
  Depreciation                                                                         1,210             -
                                                                              --------------  -------------

    Total expenses                                                                   795,462       477,780
                                                                              --------------  -------------

    Net income (loss)                                                             (1,494,015)   (1,120,133)

 Accretion of mandatorily redeemable convertible preferred stock,
  including accrued dividends                                                       (380,171)            -
                                                                               --------------  -------------

    Net income (loss) attributable to common stockholders                     $   (1,874,186) $ (1,120,133)
                                                                              ==============  =============


                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


----------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                 SCHEDULE II
----------------------------------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,

                                                                                  2006          2005
                                                                              --------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                            $  (1,494,015)  $(1,120,133)

 Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Equity in undistributed net loss of consolidated subsidiaries                     698,553       642,353
  Stock option compensation expense                                                 117,979             -
  Issuance of stock in lieu of interest                                              61,145        34,637
  Depreciation                                                                        1,210             -
  Change in other assets, accounts payable and accrued expense, net                 188,589       109,827
                                                                              --------------  -------------

        TOTAL CASH USED IN OPERATIONS                                              (426,539)     (333,316)


 CASH FLOWS FROM INVESTING ACTIVITIES:

  Deposit for acquisition of insurance company                                            -       (25,000)
  Acquisition of insurance company subsidiary                                    (2,860,000)            -
  Contributions to insurance company subsidiary                                    (744,000)            -
  Funds provided to affiliates for operations                                      (595,102)       (8,983)
  Purchase of furniture and equipment                                               (11,696)            -
                                                                              --------------  -------------

        TOTAL CASH USED IN INVESTING ACTIVITIES                                  (4,210,798)      (33,983)

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of mandatorily redeemable preferred stock                4,319,000             -
  Proceeds from exercise of stock warrants                                           14,801             -
  Proceeds from short-term borrowings                                               737,030       536,400
  Repayment of short-term borrowings                                               (433,931)     (169,185)
                                                                              --------------  -------------

        TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                               4,636,900       367,215
                                                                              --------------  -------------

        CHANGE IN CASH                                                                 (437)          (84)

 Cash at beginning of year                                                              437           521
                                                                              --------------  -------------

 Cash at end of year                                                          $          -    $       437
                                                                              ==============  =============











                                      F-33

                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTARY INSURANCE INFORMATION
 AS OF MAY 31, 2006 AND FOR THE YEARS ENDED MAY 31, 2006 AND 2005                                                      SCHEDULE III
------------------------------------------------------------------------------------------------------------------------------------



                                  RESERVE FOR
                                    LOSSES                    OTHER                                 AMORTIZATION
                                      AND                    POLICY                        CLAIMS       OF
                      DEFERRED    LOSS EXPENSES,               AND                       LOSSES AND   DEFERRED
                       POLICY        FUTURE                  CONTRACT             NET    SETTLEMENT     POLICY     OTHER       NET
                     ACQUISITION     POLICY      UNEARNED    CLAIMS   PREMIUM INVESTMENT  EXPENSES   ACQUISITION OPERATING  PREMIUMS
     SEGMENT            COSTS        CLAIMS      PREMIUMS    PAYABLE  REVENUE  INCOME     INCURRED      COSTS     EXPENSES   WRITTEN
----------------   -------------  -------------  ---------  --------- ------- ---------- ----------  ----------- --------- ---------
2006

 Surety               $ 70,399      $ 11,911     $ 193,616     $ -    $ 55,402 $ 53,181   $ 11,911   $ 18,877       $ -    $ 249,018


------------------------------------------------------------------------------------------------------------------------------------

2005

 Surety               $     -       $     -      $      -      $ -    $      - $      -   $      -   $      -       $ -    $       -


                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 AS OF MAY 31, 2006 AND FOR THE YEARS ENDED MAY 31, 2006 AND 2005                                                        SCHEDULE VI
------------------------------------------------------------------------------------------------------------------------------------



Column A         Column B     Column C     Column D  Column E  Column F Column G     Column H        Column I    Column J   Column K

                             RESERVE FOR                                                              AMORTI-
                               LOSSES      DISCOUNT                              CLAIMS, LOSSES AND   ZATION
                                 AND        IF ANY,                              SETTLEMENT EXPENSES    OF
                 DEFERRED   LOSS EXPENSES, DEDUCTED                              INCURRED RELATED TO  DEFERRED   PAID CLAIMS
                  POLICY       FUTURE         IN                           NET                        POLICY     AND CLAIMS   NET
AFFILIATION     ACQUISITION    POLICY       COLUMN   UNEARNED  PREMIUM  INVESTMENT CURRENT  PRIOR   ACQUISITION  ADJUSTMENT PREMIUMS
WITH REGISTRANT    COSTS       CLAIMS         C      PREMIUMS  REVENUE   INCOME    YEAR     YEARS     COSTS       EXPENSES   WRITTEN
--------------- ----------- -------------  --------  --------  -------  ---------- ------- -------- -----------  ---------- --------
2006

Consolidated
 property
 casualty
 entities        $70,399      $ 11,911      $ -     $ 193,616  $ 55,402  $ 53,181  $ 11,911  $ -     $ 18,877     $ -      $ 249,018

------------------------------------------------------------------------------------------------------------------------------------

2005

Consolidated
 property
 casualty
 entities        $ -          $ -           $ -     $ -        $ -       $ -       $ -       $ -     $ -          $ -      $ -


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2006 and May 31, 2005, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being May 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's president and chief financial officer. Based upon that evaluation, the Company's president and chief financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


Item 8B. OTHER INFORMATION

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company, their ages and positions are as follows:

                                              COMPANY
         NAME              AGE                POSITION
----------------------     ---         ------------------------
John M. Jacobs             52          President and CEO
                                       Director

Frederick E. Ferguson      72          Director

C. David Thomas            53          Director

Robert J. Kenney           59          Vice President

Robert L. Neal             50          Chief Financial Officer


JOHN M. JACOBS

Mr. Jacobs is the founder of Jacobs & Company as the first independent SEC registered investment advisor in West Virginia, a Certified Public Accountant, and is licensed as a property and casualty insurance agent in fifteen (15) states. Mr. Jacobs has served as a Director and President of both Jacobs & Company and FS Investments, Inc. since their inception. Prior to establishing Jacobs & Company, in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients. Mr. Jacobs has served as a director and President of JFG since May 2001.

FREDERICK E. FERGUSON

Mr. Ferguson is retired coal operator who has a diverse experience with respect to business and the coal industry. Prior to owning his own company, Mr. Ferguson began the first half of his career as a state and federal mine inspector. During the later half of his career, Mr. Ferguson owned his own coal company and was involved in all facets of mining production. He has served as a Director of FS Investments, Inc. since its inception in December 1997, and has served as a director of JFG since July 2002.

C. DAVID THOMAS

Mr. Thomas is a licensed resident insurance agent in West Virginia and holds non-resident agent licenses in several other states. Mr. Thomas began his surety career in 1976 with United States Fidelity and Guaranty Company and served as the surety underwriter in the Charleston, WV branch office until 1979. At that time he joined George Friedlander & Company, a regional insurance agency based in Charleston, WV, where he presently serves as Vice President and Manager of the Surety Department. Mr. Thomas is a shareholder and Director of George Friedlander & Company. He has served as a Director of FS Investments, Inc. since its inception in December 1997, and has served as a director of JFG since July 2002.

ROBERT J. KENNEY

Mr. Kenney joined FSI and Jacobs &Co. in 2000, and is President of First Surety Corporation and Vice President and Assistant Portfolio Manager of Jacobs & Co. Previously, Mr. Kenney served as Senior Vice President of Triangle Surety Agency, Inc. In addition, he is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining Triangle Surety and Jacobs & Co., Mr. Kenney had over 20 years experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and served as both Manager of Risk Management and Special Projects Manager. Mr. Kenney was elected Vice President of the Company during fiscal 2003.

ROBERT L. NEAL

Mr. Neal re-joined JFG in January 2006 as Chief Financial Officer after previously serving in a similar capacity from June 2000 to May 2002. Prior to his re-joining JFG Mr. Neal served as President and CEO of West Virginia Capital Corporation, a statewide community development corporation from June 2002 to December 2005. Prior to that, Mr. Neal had over 20 years of management experience in banking and public accounting. Mr. Neal is a Certified Public Accountant.

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

The Board has determined that John M. Jacobs is the Audit Committee Financial Expert as such term is defined in Item 401 (h) of Regulation SK. Mr. Jacobs is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2006, May 31, 2005 and May 31, 2004 to the Chief Executive Officer of the Company ("the Named Executive Officer"). Other than the Chief Executive Officer, no executive officer of the Company received total compensation from the Company in excess of $100,000.

----------------------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                LONG-TERM
                                                                                               COMPENSATION
------------------------------ ------------ ----------------------------------------------- ------------------- ------------------
                                                         ANNUAL COMPENSATION                      AWARDS
------------------------------ ------------ ------------- -------------- ------------------ ------------------- ------------------
                                                                           Other Annual                             All Other
     Name and Principal          Fiscal                                    Compensation           Stock           Compensation
          Position                Year       Salary ($)     Bonus ($)           ($)            Options (#)             ($)
------------------------------ ------------ ------------- -------------- ------------------ ------------------- ------------------
   JOHN M. JACOBS, CEO (A)     2005-06      $ 150,000           -                -              12,500,000      $     16,037
                               2004-05      $ 150,000           -                -                  -           $      7,899
                               2003-04      $ 150,000           -                -                  -           $      6,216
------------------------------ ------------ ------------- -------------- ------------------ ------------------- ------------------

(a) In fiscal years ended May 31, 2006 and May 31, 2005, compensation expense in the amounts of $15,750 and $12,000 was paid to the spouse of John M. Jacobs for services rendered in addition to the amounts reflected in this table.

The Company had no long term incentive compensation plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2004-05 or 2003-04 fiscal years. In fiscal year 2005-06, the Board of Directors of the Company adopted a Stock Incentive Plan ("Plan") on October 12, 2005, subject to stockholder approval, which was obtained at a Special Meeting of the stockholders on December 8, 2006. The aggregate number of shares of Common Stock issuable under all awards under the Plan is 35,000,000. The Plan provides for incentive stock options and non-statutory stock options.

Other compensation for fiscal years 2005-06, 2004-05 and 2003-04 represent insurance premiums paid by the Registrant for the benefit of the named executive officer.

Outside board members of JFG's wholly-owned subsidiary First Surety Corporation, which include JFG board members, are compensated at the rate of $150 per meeting.

-----------------------------------------------------------------------------------------------------------------------
                                              OPTIONS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------
                                                   Individual Grants
-----------------------------------------------------------------------------------------------------------------------
                                                                    % of Total
                                        Number of                    Options             Exercise or
                                  Securities Underlying        Granted to Employees          Base         Expiration
            Name                     Options Granted              In Fiscal Year            Price            Date
                                            #                                               ($/Sh)
------------------------------ ---------------------------- --------------------------- --------------- ---------------
JOHN M. JACOBS, CEO (A)                12,500,000                     51.23%                 .07          05/25/2011
------------------------------ ---------------------------- --------------------------- --------------- ---------------

-----------------------------------------------------------------------------------------------------------------------
                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FY-END OPTION VALUES
-----------------------------------------------------------------------------------------------------------------------
                                                                           Number of                  Value of
                                                                     Securities Underlying           Unexercised
                                                                          Unexercised               In-the-Money
                                                                          Options at                 Options at
                                                                            FY-End                     FY-End
                                                                              (#)                        ($)
------------------------------ --------------------- ------------ ---------------------------- ------------------------
                                 Shares Acquired        Value            Exercisable/               Exercisable/
            Name                   On Exercise        Realized           Unexercisable              Unexercisable
                                       (#)               ($)
------------------------------ --------------------- ------------ ---------------------------- ------------------------
JOHN M. JACOBS, CEO (A)                 -                 -               2,500,000/                     -/
                                                                          10,000,000                      -
------------------------------ --------------------- ------------ ---------------------------- ------------------------

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of August 20, 2006 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

         NAME AND ADDRESS OF                         AMOUNT AND NATURE OF
         BENEFICIAL OWNERSHIP                        BENEFICIAL OWNERSHIP (1)           PERCENT OF CLASS (2)
         --------------------                        ------------------------           --------------------
         John M. Jacobs
         300 Summers Street, Suite 970
         Charleston, WV  25351                              22,853,127 (3)                      14.45%

         Fay S. Alexander
         6318 Timarron Cove Lane
         Burke, VA  22015-4073                              13,304,700  (4)                      8.47%

         Charles L. Stout
         Route 1, Box 41J
         Bridgeport, WV  26330                              13,175,000  (5)                      8.50%

         William D. Jones
         513 Georgia Avenue
         Chattanooga, TN  37403                             10,752,694  (6)                      6.87%

         Sue C. Hunt
         1508 Viewmont Drive
         Charleston, WV  25302                               8,611,588  (7)                      5.51%

         DIRECTORS

         Frederick E. Ferguson
         Rt. 3, Box 408
         Fayetteville, WV 25840                              1,600,000  (8)                      1.03%

         C. David Thomas
         P.O. Box 5157
         Charleston, WV 25361                                  917,295                           0.59%

         ALL EXECUTIVE OFFICERS
         AND DIRECTORS AS A GROUP (5 PERSONS)               28,215,422                          17.54%

(1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of August 20, 2006 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Based on 154,937,837 shares of common stock issued and outstanding as of August 20, 2006.

(3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 7,403,416 shares held in joint tenancy with spouse, Kathleen
     M. Jacobs. Includes 2,500,000 in vested options to purchase Company stock exercisable within 60 days of August 20, 2006. Includes the right to convert Series B Preferred Stock holdings to 666,667 shares of common stock exercisable within 60 days of August 20, 2006.

(4) Includes 9,900,000 shares of common stock held in the name of Graphite Investment, LLC ("Graphite") and 1,000,000 shares held in the name of Southall Management Corporation ("Southall") of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 1,190,000 shares of common stock exercisable within 60 days of August 20, 2006. Includes 214,700 shares held in joint tenancy with spouse, Dan C. Alexander.

(5) Includes 25,000 shares of common stock held in the name of Applied Mechanics Corporation of which Charles L. Stout is President and a director, 12,150,000 shares held in joint tenancy with spouse, Marilyn J. Stout, and 1,000,000 shares beneficially owned by members of the immediate family.

(6) Includes 9,060,000 shares of common stock held in joint tenancy with spouse, Cynthia B. Jones. Includes the right to convert Series B Preferred Stock holdings to 282,116 shares of common stock (182,116 in joint tenancy with spouse) exercisable within 60 days of August 20, 2006. Includes the right to purchase 1,410,578 shares of common stock (910,578 in joint tenancy with spouse) pursuant to issued and outstanding stock warrants at an exercise price of one-tenth of one cent per share ("stock warrants") exercisable within 60 days of August 20, 2006.

(7) Includes 1,209,515 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Douglas E. Hunt. Includes the right to convert Series B Preferred Stock holdings to 200,000 shares of common stock and the right to purchase 1,000,000 shares of common stock pursuant to issued and outstanding stock warrants exercisable within 60 days of August 20, 2006 and held in the IRA of Douglas E. Hunt. Includes the right to convert Series B Preferred Stock holdings to 33,679 shares of common stock and the right to purchase 168,395 shares of common stock pursuant to issued and outstanding stock warrants exercisable within 60 days of August 20, 2006 and held jointly with spouse.

(8) Includes 750,000 shares of common stock held in joint tenancy with spouse, Sandra B. Ferguson. Includes 130,000 shares held in the name of The Party Store, Inc. ("Party Store") of which Fred E. Ferguson is President and a director. Includes the right to convert Series B Preferred Stock holdings held in the name Party Store to 120,000 shares of common stock exercisable within 60 days of August 20, 2006. Includes the right to purchase 600,000 shares of common stock pursuant to issued and outstanding stock warrants held in the name of Party Store at an exercise price of one-tenth of one cent per share exercisable within 60 days of August 20, 2006.

There are no outstanding arrangements that may result in a change in control of the Company.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the past several years the Company's operating expenses were partially funded by advances from its principal shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations together with the loans by Mr. Jacobs to the Company, "back-to-back loans

To assure that repayments of the various borrowings by the Company that were either guaranteed by Mr. Jacobs or loaned to the Company by Mr. Jacobs via such back-to-back loan arrangements did not result in a deemed loan to Mr. Jacobs, Mr. Jacobs entered into an Assumption Agreement with the Company, pursuant to which Mr. Jacobs assumes, and agrees to hold the Company harmless from, principal of specified indebtedness of the Company as and when necessary to fully offset what might otherwise be deemed an advance of funds arising out of the Company's financing activities.

During the year ended May 31, 2006, the Company made net repayments of $1,170,546 on the back-to-back loans which was $508,036 more than the original loans and interest charges. In accordance with the Assumption Agreement, the Company assigned to Mr. Jacobs and Mr. Jacobs assumed responsibility for payment of certain debt totaling $101,326 and accounts payable totaling $365,000 during the year ended May 31, 2006. The debt obligation was re-issued in the name of Mr. Jacobs; and therefore the debt amount was relieved and offset against the receivable from Mr. Jacobs. Although the Company assigned accounts payable totaling $365,000 to Mr. Jacobs through the Assumption Agreement, for financial reporting purposed under generally accepted accounting principles, the accounts payable amount cannot be derecognized until either paid or released by the creditor. The Company did receive a release after May 31, 2006. The balance due from Mr. Jacobs as of May 31, 2006 is $361,009.

During fiscal 2006, Mr. Jacobs invested $500,000 for the purchase of 666.667 shares of the Company's Series B preferred stock and 3,333,333 stock warrants on the same terms and conditions (see Item 6. Management's Discussion and Analysis) as other initial investors that made investments in the Company's Series B preferred shares. Such warrants were exercised in a cashless transaction resulting in the issuance in 3,300,000 shares of the Company's common stock.

BORROWING FROM DIRECTOR

On three separate occasions, dating from January 26, 2004 to March 5, 2004, the Company borrowed funds totaling $105,000 from a closely-held company of one of the Company's directors, Frederick B. Ferguson. Such promissory notes were unsecured borrowings, payable on demand with interest accruing at a rate of ten percent (10.00%) per annum, which was comparable to other Company borrowings from individuals that were obtained from time to time. At May 31, 2004, the principal balance outstanding on such notes amounted to $98,002. On July 19, 2004, the Company borrowed an additional $25,000 on the same terms and conditions as the previous notes. During fiscal 2005, repayments of principal on said notes amounted to $6,455, resulting in a principal balance of $116,547 at May 31, 2005. Interest expense paid on said notes for the corresponding period amounted to $11,517. In fiscal 2005, 130,000 shares of the Company's common stock was issued to the closely-held company as additional consideration for extending such credit, consistent with additional consideration (shares of common stock) provided to other individuals extending credit to the Company.

During fiscal 2006, principal in the amount of $90,000 was converted to 120 shares of the Company's Series B preferred stock and 600,000 stock warrants on the same terms and conditions (see Item 6. Management's Discussion and Analysis) as other individuals that had made loans to the Company. Repayments of principal on said notes amounted to $13,891, resulting in a principal balance of $12,656 at May 31, 2006. Interest expense paid on said notes for the corresponding period amounted to $7,468.

BORROWING FROM EXECUTIVE OFFICER

During fiscal 2006, as an accommodation to assist in the closing of the transaction for the purchase of WVFCC by the Company from Celina, the Company borrowed funds from one of its executive officers, Robert J. Kenney, in the amount of $75,000 facilitated through a back-to-back borrowing from a commercial bank. Such funds were repaid within one week upon receipt by the Company of pledged funds from an unrelated third-party. Interest and fees paid in connection with this borrowing amounted to $1,001 which were identical to the amounts incurred by the executive officer from the commercial bank. 75,000 shares of the Company's common stock was issued to the executive officer as additional consideration for extending such credit, consistent with additional consideration (shares of common stock) provided to other individuals extending credit to the Company.

Item 13. EXHIBITS

The following exhibits are filed as a part of this Annual Report.

EXHIBIT NUMBER                                                                         PAGE

2.1 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
       FSI Acquisition Corp. and FS Investments, Inc. (1)
2.2 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
       J&C Acquisition Corp. and Jacobs & Company (1)
2.3 Agreement and Plan of Merger dated as of December 8, 2006 by and among NELX, Inc. and
       Jacobs Financial Group, Inc. (2)

       Company's plan(s) of acquisition, reorganization, arrangement, liquidation or succession

3.1    Company's Articles of Incorporation (3)
3.2    Company's By-laws (3)

16     Letter on change in certifying accountant (4)

21     Subsidiaries of Company                                                         EX 21

31.1   Certification of Chief Executive Officer pursuant to                            EX 31.1
       Rule13a-146.1 promulgated under the Securities Exchange Act of 1934

31.2   Certification of Chief Financial Officer pursuant to                            EX 31.2
       Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1950,    EX 32.1
       as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1950,    EX 32.2
        As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company's Current Report On Form 8-K dated May 29, 2001.
(2) Incorporated by reference to the Company's Definitive Proxy Statement dated November 7, 2005.
(3) Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated March 8, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-QSB, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2006 amounted to $33,458. Management estimates that additional amounts to be billed are approximately $30,000.

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-QSB, and audit-specific matters relating to the financial statements for the year ended May 31, 2005 amounted to $29,880.

AUDIT-RELATED SERVICES

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2006 amounted to $775.


TAX FEES

During fiscal 2006, billings for tax preparation services were $5,970.

During fiscal 2005, billings for tax preparation services were $5,750.


ALL OTHER FEES

There were no other fees billed by the principal accountant in fiscal years 2006 or 2005.


ADMINISTRATION OF AUDIT AND NON-AUDIT ENGAGEMENTS

The Company does not have a standing audit committee. The full Board of Directors is performing the functions of the audit committee. The Board of Director's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved each audit and non-audit service rendered to the Company by its independent Auditors as set forth above and no services were approved using the de minimus exception afforded by Rule 2-01(c)(7)(i)(C) of Regulation S-X.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   September 13, 2006                        By:  /s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                    John M. Jacobs
                                                    President and CEO
                                                    Director


Dated:   September 13, 2006                        By:  /s/ Robert L Neal
        ------------------------                   ----------------------------
                                                    Robert L. Neal
                                                    Chief Financial Officer


Dated:   September 13, 2006                        By: /s/ Frederick E. Ferguson
        ------------------------                   ----------------------------
                                                    Frederick E. Ferguson
                                                    Director


Dated:   September 13, 2006                        By: /s/ C. David Thomas
        ------------------------                   ----------------------------
                                                    C. David Thomas
                                                    Director