Form 10QSB
period 2006-08-31
JACOBS FINANCIAL GROUP, INC.
filed 2006-10-16
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2006


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

                156,437,837 common shares as of October 13, 2006

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:


                                                                            PAGE

    FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Condensed Balance Sheets                                   F-1
     Consolidated Condensed Statements of Operations                         F-2
     Consolidated Condensed Statements of Cash Flows                         F-3
     Consolidated Condensed Statement of Mandatorily Redeemable
           Preferred Stock and Stockholders Equity (Deficit)                 F-4
     Notes to Consolidated Condensed Financial Statements                    F-5

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                          AUGUST 31, 2006          MAY 31, 2006
                                                                                        -------------------    -------------------
ASSETS

INVESTMENTS AND CASH:

 Bonds held to maturity, at amortized costs                                             $      1,127,605       $       1,029,963
 (market value - 08/31/06 $1,124,500; 05/31/06 $1,024,053)
 Mortgage-back securities held to maturity, at amortized costs                                 1,262,451               1,360,778
 (market value - 08/31/06 $1,244,963; 05/31/06 $1,343,108)
 Short-term investments, at cost (approximates market value)                                   1,384,627               1,196,111
 Cash                                                                                             64,576                       -
                                                                                        -------------------    -------------------

                                                TOTAL INVESTMENTS AND CASH                     3,839,259               3,586,852


 Investment income due and accrued                                                                40,198                  20,958
 Premiums and other accounts receivable                                                           47,838                  47,774
 Deferred policy acquisition costs                                                                72,198                  70,399
 Furniture and equipment, net of accumulated depreciation
  of $104,455 and $101,500, respectively                                                          28,419                  30,040
 Due from related party                                                                          309,956                 361,010
 Other assets                                                                                      7,475                  33,863
 Intangible assets                                                                               150,000                 150,000
                                                                                        -------------------    -------------------

                                                              TOTAL ASSETS              $      4,495,343       $       4,300,896
                                                                                        ===================    ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

 Reserve for losses and loss expenses                                                           $ 28,213                $ 11,911
 Reserve for unearned premiums                                                                   199,018                 193,616
 Cash Overdraft                                                                                        -                 127,985
 Accrued expenses and professional fees                                                          637,798                 614,034
 Accounts payable                                                                                323,952                 278,621
 Notes payable                                                                                   402,503                 158,232
 Accrued interest payable                                                                         45,879                  41,942
 Other liabilities                                                                               468,694                 413,773
                                                                                        -------------------    -------------------

                                                         TOTAL LIABILITIES                     2,106,057               1,840,114


 Series A preferred stock, $.0001 par value per share;
   1 million shares authorized; 1,295 shares issued and outstanding                            1,236,767               1,035,841
 Series B preferred stock, $.0001 par value per share;
   10,000 shares authorized; 9,085.599 shares issued and outstanding                           7,073,090               6,780,186
                                                                                        -------------------    -------------------

                              TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                     8,309,857               7,816,027


STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $.0001 par value per share; 490 million shares authorized;
   154,937,837 shares issued and outstanding                                                      15,494                  15,494
 Additional paid in capital                                                                    1,914,797               1,856,929
 Accumulated deficit                                                                          (7,850,862)             (7,227,668)
                                                                                        -------------------    -------------------

                                       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (5,920,571)             (5,355,245)
                                                                                        -------------------    -------------------


                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $      4,495,343       $       4,300,896
                                                                                        ===================    ===================




                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                                                            THREE MONTHS ENDED AUGUST 31,

                                                                                                2006              2005
                                                                                          ----------------  ---------------

REVENUES:

 Investment advisory services                                                             $     73,408      $     50,116
 Agency commissions                                                                             28,966             9,511
 Insurance premiums                                                                             75,820                 -
 Net investment income                                                                          45,678                 -
 Other income                                                                                   11,092                 -
                                                                                          ----------------  ---------------
                                        TOTAL REVENUES                                         234,964            59,627


EXPENSES:

 Incurred policy losses                                                                         16,301                 -
 Insurance policy acquisition costs                                                             26,204                 -
 General and administrative                                                                    362,695           234,355
 Mutual fund costs                                                                              46,426            36,448
 Interest                                                                                       85,269            84,623
 Depreciation                                                                                    2,956             1,475
                                                                                          ----------------  ---------------
                                        TOTAL EXPENSES                                         539,851           356,901
                                                                                          ----------------  ---------------

                                      NET INCOME (LOSS)                                       (304,887)         (297,274)
                                                                                          ----------------  ---------------

 Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends                                                (318,307)               -
                                                                                          ----------------  ---------------

 NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                                    $   (623,194)     $   (297,274)
                                                                                          ================  ===============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

        NET INCOME (LOSS) PER SHARE                                                       $          -      $          -
                                                                                          ================  ===============


        WEIGHTED-AVERAGE SHARES OUTSTANDING                                                154,937,837       122,663,860
                                                                                          ================  ===============


                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       THREE MONTHS ENDED AUGUST 31,

                                                                                           2006             2005
                                                                                       --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                                                     $  (304,887)     $   (297,274)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Unearned premium                                                                     5,402                 -
        Stock option expense                                                                57,868
        Stock issued for debt forbearance and guarantees                                         -             3,626
        Provision for loss reserves                                                         16,302                 -
        Amortization of premium                                                              7,486                 -
        Depreciation                                                                         2,956             1,475
        Premium and other receivables                                                          (64)                -
        Accretion of discount                                                               (5,539)           (6,016)
        Investment income due and accrued                                                  (28,379)                -
        Deferred policy acquisition costs                                                   (1,799)                -
        Change in operating assets and liabilities:
         Other assets                                                                       26,388            (3,213)
         Accounts payable and cash overdraft                                               (82,654)           77,549
         Accrued expenses and other liabilities                                             91,539            79,200
                                                                                       --------------   --------------

                              NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES          (215,381)         (144,653)

CASH FLOWS FROM INVESTING ACTIVITIES

 Advances to related party                                                                 (65,081)
 Repayments from related party                                                             127,227
 Increase in short-term investments                                                       (194,890)                -
 Costs of bonds acquired                                                                  (100,000)                -
 Repayment of mortgage-backed securities                                                    94,242
 Purchase of furniture and equipment                                                        (1,335)                -
                                                                                       --------------   --------------

                              NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES          (139,837)                -

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of Series A preferred stock                                        186,000                 -
 Redemption of Series B preferred stock, including accrued dividends                       (10,477)                -
 Proceeds from related party debt                                                                -           322,570
 Repayment of related party debt                                                                 -          (152,107)
 Proceeds from short-term borrowings                                                       250,000            65,000
 Repayment of short-term borrowings                                                         (5,729)          (90,000)
                                                                                       --------------   --------------

                              NET CASH FLOWS FROM FINANCING ACTIVITIES                     419,794           145,463

NET INCREASE (DECREASE) IN CASH                                                             64,576               810

CASH AT BEGINNING OF PERIOD                                                                      -               437
                                                                                       --------------   --------------

CASH AT END OF PERIOD                                                                  $    64,576      $      1,247
                                                                                       ==============   ==============


SUPPLEMENTAL DISCLOSURES

 Interest paid                                                                         $    11,407      $     57,098
 Income taxes paid                                                                               -                 -


                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) FOR THE THREE-MONTH PERIOD ENDED AUGUST 31, 2006


                                                                         -----------------------------------------------------------

                                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                                       SERIES B
                                  SERIES A       MANDATORILY REDEEMABLE  -----------------------------------------------------------
                           MANDATORILY REDEEMABLE    CONVERTIBLE                              ADDITIONAL
                               PREFERRED STOCK     PREFERRED STOCK                             PAID-IN    ACCUMULATED
                             SHARES      AMOUNT  SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL      DEFICIT        TOTAL
                            -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------
BALANCE, MAY 31, 2006           1,109 $1,035,841 9,095.599 $6,780,186  154,937,837  $ 15,494  $  1,914,797  $(7,850,862)$(5,920,571)

Issuance of Series A
 Preferred Stock                  186    186,000        -          -             -         -             -            -           -

Accretion of mandatorily
 redeemable convertible
 preferred stock                    -      3,723        -     118,363            -         -             -     (122,086)   (122,086)

Accrued Dividends of
 mandatorily redeemable
 convertible preferred stock        -     11,203        -     185,018            -         -             -     (196,221)   (196,221)

Redemption of Series B
 Preferred Stock and accrued
 dividends                          -          -   (10.000)   (10,477)           -         -             -            -           -

Common stock option expense         -          -        -           -            -         -        57,868            -      57,868

Net Income (loss), three
 month period ended
 August 31, 2006                    -          -        -           -            -         -             -     (304,887)   (304,887)
                             -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------

BALANCE, AUGUST 31, 2006        1,295 $1,236,767 9,085.599 $7,073,090  154,937,837  $ 15,494  $  1,914,797  $(7,850,862)$(5,920,571)
                             ======== ==========  =======   =========  ===========  ========  ============  ===========  ===========
                             ----------------------------------------  -------------------------------------------------------------


                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). References herein to the Company include NELX, Inc., of which JFG is successor by reincorporation merger and name change effected on or about December 29, 2005. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended August 31, 2006, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2007. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed on September 14, 2006.

Liquidity and Going Concern
---------------------------

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately
$1,874,000 and $1,120,000 for the years ended May 31, 2006 and 2005 and has incurred a loss of approximately $623,000 for the three-month period ended August 31, 2006. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value
Measurements" and SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)".

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. Management does not expect the adoption of the provisions of SFAS No. 157 to have a material impact on the Company's results of operations or financial position.

SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company does not provide any defined benefit postretirement plans, and accordingly, the provisions of SFAS No. 158 will have no material impact on the Company's results of operations or financial position.

NOTE C - DUE FROM RELATED PARTY

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

During the year ended May 31, 2006, the Company made net repayments of $1,170,546 on the back-to-back loans which was $508,036 more than the original loans and interest charges. In accordance with the Assumption Agreement, the Company assigned to Mr. Jacobs and Mr. Jacobs assumed responsibility for payment of certain debt totaling $101,326 and accounts payable totaling $365,000 during the year ended May 31, 2006. The debt obligation was re-issued in the name of Mr. Jacobs; and therefore the debt amount was relieved and offset against the receivable from Mr. Jacobs. Although the Company assigned accounts payable totaling $365,000 to Mr. Jacobs through the Assumption Agreement, for financial reporting purposes under generally accepted accounting principles, the accounts payable amount could not be derecognized until either paid or released by the creditor. The Company did receive a release after August 31, 2006 as is reflected in subsequent events Note F. Based upon the failure of the assumption of the account payable by Mr. Jacobs to meet the requirements for derecognition during the reporting period, the balance due from Mr. Jacobs as of May 31, 2006 was $361,010; subsequent to May 31, 2006, advances to Mr. Jacobs totaled $65,081, repayments received totaled $127,227 and interest accrued totaled $11,092; and the resulting balance due from Mr. Jacobs as of August 31, 2006 was $309,956.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE D - NOTES PAYABLE

At August 31, 2006, the Company had unsecured notes payable to individuals (primarily common shareholders) amounting to $152,503. Such notes have maturity dates of less than one year or are payable on demand and bear interest at the rate of ten percent (10.00%) per annum.

On June 28, 2006, the Company borrowed $250,000 under an unsecured short-term line of credit facility with a commercial bank to provide additional operating capital. The credit facility requires monthly interest payments at a variable interest rate based on the Wall Street Journal Prime rate plus five percent. The loan matures on December 28, 2006.

NOTE E - OTHER LIABILITIES

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The total liability, including an estimate for penalties and interest, is approximately $457,425 and is included in the Company's financial statements under Other Liabilities. Management continues to seek financing arrangements that will allow it to fully satisfy this obligation in the near future.

NOTE F - SUBSEQUENT EVENT

On September 13, 2006, the Company obtained a release from the obligee of the $365,000 account payable that was assumed by John M. Jacobs pursuant to the Assumption Agreement as described in Note C, with the effect that, in accordance with the terms of the Assumption Agreement, Mr. Jacobs assumption of such account payable was offset against and eliminated the account receivable of the company from Mr. Jacobs.

On September 30, 2006, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid dividends amounting to $13,014 and $190,572, respectively. As of September 30, 2006, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $28,008 and $556,313, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

Since the Company's acquisition of its insurance company subsidiary, First Surety Corporation (FSC), in December 2005, management has focused its primary efforts on the initial development and marketing of the business in West Virginia and laying groundwork for the future expansion of the business into other states. Of primary importance to the Company's ability to fully implement its business plan and expand into other states is the ability to raise additional capital to increase the capacity of the insurance subsidiary and to fund continuing operations as the business is being fully developed.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2006

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended August 31, 2006 in the amount of $623,194 as compared with a loss of $297,274 for the corresponding period ended August 31, 2005.

REVENUES

Revenues for the three-month period ended August 31, 2006 were $234,964 as compared with $59,627 for the corresponding period ended August 31, 2005. The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Quarterly revenues from the Company's investment management segment, consisting of its subsidiary, Jacobs & Company (J&C), net of advisory referral fees, were $73,408 for the three-month period ended August 31, 2006 as compared with $50,116 for the corresponding period ended August 31, 2005. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The growth reflected in the corresponding periods is largely attributable to investment collateral accounts required as a condition to the issuance of surety bonds under FSC's bonding programs.

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and the Company's subsidiary Triangle Surety Agency, Inc. (TSA), were $150,464 for the three-month period ended August 31, 2006 as compared with $9,511 for the corresponding period ended August 31, 2005, and increase of $140,953. Of this increase, $45,678 is attributable to net investment income and $95,275 is attributable to premiums and commissions earned on surety bonds written. While ultimately the revenue for this segment of the business is expected to be more "seasonable" from quarter to quarter, due merely to the timing of the issuance or renewal of bonds placed by the Company, the increase in the corresponding periods reflects growth attributable to the Company's acquisition of FSC. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Other income reflects interest earned on amounts due from a related party.


EXPENSES

Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Such estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. The Company has experienced no claims for losses as of August 31, 2006.

Insurance policy acquisition costs in the amount of $26,204 represent charges to operations for underwriting expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.

General and administrative expenses for the three-month period ended August 31, 2006 were $362,695 as compared with $234,355 for the comparable period ended August 31, 2005, representing an increase of $128,340. Salaries and related expense increased approximately $96,000 relating primarily to staffing additions, related increased benefit expenses, and stock option compensation expense, which approximated $58,000. Other general and administrative expense increased approximately $32,000 and can be attributed to the combination of the operation of FSC and increased travel-related expenditures.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed approximately $46,500 of the Fund's operating expenses during the three-month period ended August 31, 2006 as compared to $36,500 for corresponding period from the previous year. This increase can be attributed to adjustments made by the fund administrator for underaccruals of expense in comparison to budgeted amounts through the end of the Fund's fiscal year. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by J&C are now reimbursable to it for a period of up to three years. For the three-month period ended August 31, 2006, the Fund's investment advisory fees amounted to $12,180 as compared to $10,751 for the corresponding three-month period ended August 31, 2005.

Interest expense for the three-month period ended August 31, 2006 was $85,269 as compared with $84,623 for the corresponding period ended August 31, 2005. Included in interest expense for the three-month period ended August 31, 2006 is an additional accrual of approximately $70,000 relating to additional interest owed on the Company's payroll tax liability, based on recent notices provided by the Internal Revenue Service. Such amount has been included in other liabilities in the Consolidated Condensed Balance Sheet. Excluding this amount, the decrease in interest expense is largely attributable to the conversion of previous indebtedness of the Company incurred to fund ongoing operations to Series B preferred stock.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock in the amount of $318,307 is comprised of accretion of discount in the amount of $122,086 and accrued but unpaid dividends on preferred stock in the amount of $196,221.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Intangible Assets
-----------------

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

Reserve for Losses and Loss Expenses
------------------------------------

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of August 31, 2006.

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

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Pursuant to the approval of the transaction to acquire FSC by the West Virginia Department of Insurance, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Accordingly, of total investments and cash in the amount of $3,839,259 as of August 31, 2006, the use of $3,802,634 is restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must generally be contributed by the Company into the surplus accounts of FSC. Accordingly, because of these restrictions, as of August 31, 2006, a deficiency in working capital exists as the Company's current liabilities exceed its available current assets by approximately $1,800,000. The Company's ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service such obligations.

For the three-month period ended August 31, 2006, the Company experienced a deficiency in cash flow from operations of approximately $215,000. Such deficiency was funded through short-term borrowings. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it anticipates that losses and working capital deficiencies will continue until FSC is able to develop a substantial book of business. Management continues to seek additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. As a result of being able to share resources (primarily personnel) to minimize operating costs, management expects FSC to be at break-even or cash flow positive in fiscal 2007, although the use of its assets and profits are expected to remain restricted to its stand-alone operation by regulatory authority. And while growth of the FSC business will provide additional cash flow to the Company's other subsidiaries, J&C and TSA, it is anticipated that working capital deficiencies will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including Company's president and chief financial officer. Based upon that evaluation, the Company's president and chief financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1  Company's Articles of Incorporation (1)

3.2  Company's By-laws (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934

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

                          JACOBS FINANCIAL GROUP, INC.
                                  (Registrant)

Dated: October 16, 2006              By: /s/  John M. Jacobs
                                     ----------------------------------------
                                          John M. Jacobs
                                          President