Form 10QSB
period 2006-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2007-01-16
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

                          JACOBS FINANCIAL GROUP, INC.
                    ---------------------------------------
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

       Registrant's telephone number, including area code: (304) 343-8171
                                                            -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes [x]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                               Yes [  ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 156,897,836 common shares as of January 5, 2007.

Transitional Small Business Disclosure Format (check one)

                                               Yes [  ] No [x]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:

                                                                            PAGE
                                                                            ----
       FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Condensed Balance Sheets                                F-1
       Consolidated Condensed Statements of Operations                      F-2
       Consolidated Condensed Statements of Cash Flows                      F-3
       Consolidated Condensed Statements of Mandatorily Redeemable
             Preferred Stock and Stockholders Equity (Deficit)              F-4
       Notes to Consolidated Condensed Financial Statements                 F-6

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                     NOVEMBER 30, 2006          MAY 31, 2006
                                                                                     ------------------       -----------------
ASSETS

  INVESTMENTS AND CASH:

        Bonds held to maturity, at amortized costs                                   $      1,125,219         $     1,029,963
          (market value - 11/30/06 $1,124,283; 05/31/06 $1,024,053)
        Mortgage-back securities held to maturity, at amortized costs                       1,354,098               1,360,778
          (market value - 11/30/06 $1,340,120; 05/31/06 $1,343,108)
        Short-term investments, at cost (approximates market value)                         1,344,909               1,196,111
        Cash                                                                                   40,540                       -
                                                                                     ------------------       -----------------

                                     TOTAL INVESTMENTS AND CASH                             3,864,766               3,586,852


        Investment income due and accrued                                                      23,144                  20,958
        Premiums and other accounts receivable                                                 51,288                  47,774
        Deferred policy acquisition costs                                                      51,315                  70,399
        Furniture and equipment, net of accumulated depreciation of
        $107,293 and $101,500, respectively                                                    28,204                  30,040
        Due from related party                                                                      -                 361,010
        Other assets                                                                           17,002                  33,863
        Intangible assets                                                                     150,000                 150,000
                                                                                     ------------------       -----------------
                                                   TOTAL ASSETS                      $      4,185,719         $     4,300,896
                                                                                     ==================       =================


LIABILITIES AND STOCKHOLDERS' EQUITY

        Reserve for losses and loss expenses                                          $        63,708         $        11,911
        Reserve for unearned premiums                                                         137,452                 193,616
        Cash Overdraft                                                                              -                 127,985
        Accrued expenses and professional fees                                                333,890                 614,034
        Accounts payable                                                                      312,337                 278,621
        Notes payable                                                                         470,171                 158,232
        Accrued interest payable                                                               49,297                  41,942
        Other liabilities                                                                     483,402                 413,773
                                                                                     ------------------       -----------------
                                                  TOTAL LIABILITIES                         1,850,257               1,840,114


     Series A  preferred  stock,  $.0001 par value per share;  1 million  shares
     authorized; 1,347 shares issued and outstanding                                        1,305,555               1,035,841

     Series B  preferred  stock,  $.0001 par value per share;  9,941.341  shares
     authorized; 9,286.940 shares issued and outstanding                                    7,580,377               6,780,186
                                                                                     ------------------       -----------------
                           TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                     8,885,932               7,816,027


STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value per share; 490 million shares authorized;
 156,687,837 shares issued and outstanding                                                     15,669                  15,494
Additional paid in capital                                                                  1,984,089               1,856,929
Accumulated deficit                                                                        (8,550,228)             (7,227,668)
                                                                                     ------------------       -----------------

                            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (6,550,470)             (5,355,245)
                                                                                     ------------------       -----------------
                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $      4,185,719         $     4,300,896
                                                                                     ==================       =================

                            See accompanying notes.
                                      F-1

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  NOVEMBER 30,                           NOVEMBER 30,

                                                             2006             2005                 2006            2005
                                                        --------------    -------------       ---------------   -------------

REVENUES:
 Investment advisory services                           $     59,803      $    53,945           $  133,211      $  104,062
 Agency commissions                                            7,125              (73)              36,091           9,437
 Insurance premiums                                           81,138                -              156,958               -
 Net investment income                                        44,058                -               89,737               -
 Other income                                                  6,325                -               17,417               -
                                                        --------------    -------------       ---------------   -------------
                                   TOTAL REVENUES            198,449           53,872              433,414         113,499


EXPENSES:

 Incurred policy losses                                       35,495                -               51,797               -
 Insurance policy acquisition costs                           28,042                -               54,246               -
 General and administrative                                  419,194          305,192              782,387         539,548
 Mutual fund costs                                            48,653           43,186               94,582          79,633
 Interest                                                     27,418          119,874              112,687         204,497
 Depreciation and amortization                                 2,838            1,475                5,793           2,950
                                                        --------------    -------------       ---------------   -------------
                                   TOTAL EXPENSES            561,640          469,727            1,101,492         826,628
                                                        --------------    -------------       ---------------   -------------

                                   NET INCOME (LOSS)        (363,191)        (415,855)            (668,078)       (713,129)
                                                        --------------    -------------       ---------------   -------------

Accretion of Mandatorily Redeemable Convertible
 Preferred Stock, including accrued dividends               (336,175)               -             (654,482)              -
                                                        --------------    -------------       ---------------   -------------

                                   NET INCOME (LOSS)
                ATTRIBUTABLE TO COMMON STOCKHOLDERS    $    (699,366)    $   (415,855)         $(1,322,560)     $ (713,129)
                                                       ===============   ==============       ==============    =============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

 NET INCOME (LOSS) PER SHARE                           $           -     $          -          $     (0.01)     $    (0.01)
                                                       ===============   ==============       ==============    =============


 WEIGHTED-AVERAGE SHARES OUTSTANDING                     156,353,495      122,663,860          155,641,798       122,663,860
                                                       ===============   ==============       ==============    =============


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED NOVEMBER 30,        SIX MONTHS ENDED NOVEMBER 30,
                                                                      2006             2005                  2006           2005
                                                                ----------------  --------------         ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                              $       (363,191) $    (415,855)         $  (668,078)  $   (713,129)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Unearned premium                                                 (61,566)             -              (56,164)             -
        Stock option expense                                              57,867                             115,735              -
        Provision for loss reserves                                       35,495              -               51,797              -
        Amortization of premium                                           10,684              -               18,170              -
        Depreciation                                                       2,837          1,475                5,793          2,950
        Premium and other receivables                                     (3,450)          (564)              (3,514)        (6,580)
        Accretion of discount                                             (5,645)             -              (11,184)             -
        Investment income due and accrued                                (21,552)             -              (74,580)             -
        Deferred policy acquisition costs                                 20,883              -               19,084              -
        Change in operating assets and liabilities:
        Other assets                                                      (9,527)           965               16,861         (2,248)
        Accounts payable                                                 (11,615)       (48,569)             (94,269)        28,980
        Accrued expenses and other liabilities                            88,243        111,810              179,782        194,636
                                                                ----------------  --------------         ------------  -------------

                NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES      (260,537)      (350,738)            (500,567)      (495,391)

CASH FLOWS FROM INVESTING ACTIVITIES

 Advances to related party                                                     -                             (65,081)
 Repayments from related party                                                 -                             127,227
 (Increase) decrease in short-term investments                            75,233              -              (95,008)             -
 Costs of bonds acquired                                                       -              -             (100,000)             -
 Costs of mortgaged-backed securities acquired                          (270,288)                           (270,288)
 Repayment of mortgage-backed securities                                 170,054                             264,296
 Purchase of furniture and equipment                                      (2,622)             -               (3,957)             -
                                                                ----------------  --------------         ------------  -------------

                NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES       (27,623)             -             (142,811)             -

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party debt                                         78,550        515,450               78,550        838,020
 Repayment of related party debt                                         (65,926)      (277,783)             (71,655)      (429,890)
 Proceeds from short-term borrowings                                      50,000        273,500              300,000        338,500
 Repayment of short-term borrowings                                      (50,000)      (112,500)             (50,000)      (202,500)
 Proceeds from issuance of Series A preferred stock                       52,000              -              238,000              -
 Proceeds from issuance of Series B preferred stock                      239,900                             239,900
 Redemption of Series B preferred stock                                  (52,000)                            (62,477)
 Proceeds from issuance of common stock                                   10,100                              10,100
 Proceeds from exercise of common stock warrants                           1,500              -                1,500              -
                                                                ----------------  --------------         ------------  -------------

               NET CASH FLOWS FROM FINANCING ACTIVITIES                  264,124        398,667              683,918        544,130

NET INCREASE (DECREASE) IN CASH                                          (24,036)        47,929               40,540         48,739

CASH AT BEGINNING OF PERIOD                                               64,576          1,247                    -            437
                                                                ----------------  --------------         ------------  -------------

CASH AT END OF PERIOD                                           $         40,540  $      49,176          $    40,540   $     49,176
                                                                ================  ==============         ============  =============

SUPPLEMENTAL DISCLOSURES

 Interest paid                                                  $         14,775  $     100,484          $    26,182   $    157,582
 Income taxes paid                                                             -              -                    -              -

 Non-cash investing and financing transaction:
  Assumption of accounts payable by related party                        365,000              -              365,000              -

                            See accompanying notes.
                                      F-3

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2006


                                                                         -----------------------------------------------------------

                                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                                       SERIES B
                                  SERIES A       MANDATORILY REDEEMABLE  -----------------------------------------------------------
                           MANDATORILY REDEEMABLE    CONVERTIBLE                              ADDITIONAL
                               PREFERRED STOCK     PREFERRED STOCK                             PAID-IN     ACCUMULATED
                             SHARES      AMOUNT  SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL       DEFICIT        TOTAL
                            -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------
BALANCE, AUGUST 31, 2006        1,295 $1,236,767 9,085.599 $7,073,090  154,937,837  $ 15,494  $  1,914,797  $(7,850,862)$(5,920,571)

Issuance of common stock
 upon exercise of warrants          -          -         -          -    1,500,000       150         1,350            -       1,500

Issuance of Series A and B
 Preferred Stock and Common
 Stock                             52     52,000   250.000     239,900     250,000        25        10,075            -      10,100

Accretion of mandatorily
 redeemable convertible
 preferred stock                    -      3,774        -     118,026            -         -             -     (121,800)   (121,800)

Accrued dividends of
 mandatorily redeemable
 convertible preferred stock        -     13,014        -     190,644            -         -             -     (203,658)   (203,658)

Redemption of Series B
 Preferred Stock                    -          -   (48.659)   (41,283)           -         -             -      (10,717)    (10,717)

Common stock option expense         -          -        -           -            -         -        57,867            -      57,867

Net Income (loss), three
 month period ended
 November 30, 2006                  -          -        -           -            -         -             -     (363,191)   (363,191)
                             -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------

BALANCE, November 30, 2006      1,347 $1,305,555 9,286.940 $7,580,377  156,687,837  $ 15,669  $  1,984,089  $(8,550,228)$(6,550,470)
                             ======== ==========  =======   =========  ===========  ========  ============  ===========  ===========
                             ----------------------------------------  -------------------------------------------------------------

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2006


                                                                         -----------------------------------------------------------

                                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                                       SERIES B
                                  SERIES A       MANDATORILY REDEEMABLE  -----------------------------------------------------------
                           MANDATORILY REDEEMABLE    CONVERTIBLE                              ADDITIONAL
                               PREFERRED STOCK     PREFERRED STOCK                             PAID-IN     ACCUMULATED
                             SHARES      AMOUNT  SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL       DEFICIT        TOTAL
                            -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------
BALANCE, MAY 31, 2006           1,109 $1,035,841 9,095.599 $6,780,186  154,937,837  $ 15,494  $  1,856,929  $(7,227,668)$(5,355,245)

Issuance of Series A and B
 Preferred Stock and Common
 Stock                            238    238,000   250.000     239,900     250,000        25        10,075            -      10,100

Issuance of common stock
 upon exercise of warrants          -          -         -          -    1,500,000       150         1,350            -       1,500

Accretion of mandatorily
 redeemable convertible
 preferred stock                    -      7,497        -     236,389            -         -             -     (243,886)   (243,886)

Accrued dividends of
 mandatorily redeemable
 convertible preferred stock        -     24,217        -     375,662            -         -             -     (399,879)   (399,879)

Redemption of Series B
 Preferred Stock                    -          -   (58.659)   (51,760)           -         -             -      (10,717)    (10,717)

Common stock option expense         -          -        -           -            -         -       115,735            -     115,735

Net Income (loss), six
 month period ended
 November 30, 2006                  -          -        -           -            -         -             -     (668,078)   (668,078)
                             -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------

BALANCE, November 30, 2006      1,347 $1,305,555 9,286.940 $7,580,377  156,687,837  $ 15,669  $  1,984,089  $(8,550,228)$(6,550,470)
                             ======== ==========  =======   =========  ===========  ========  ============  ===========  ===========
                             ----------------------------------------  -------------------------------------------------------------

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). References herein to the Company include NELX, Inc., of which JFG is successor by reincorporation merger and name change effected on or about December 29, 2005. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended November 30, 2006, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2007. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed on September 14, 2006.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately
$1,874,000 and $1,120,000 for the years ended May 31, 2006 and 2005 and has incurred losses of approximately $699,000 and $1,323,000 respectively for the three and six-month periods ended November 30, 2006. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to continue with steps it has taken to improve cash flow through the implementation of its business plan. Additionally, management continues to seek to raise additional funds for operations through private placements of stock, access to capital markets, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. Management does not expect the application of SAB 108 to have a material impact on the Company's results of operations or financial position.

NOTE C - DUE FROM/TO RELATED PARTY

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

During the year ended May 31, 2006, the Company made net repayments of $1,170,546 on the back-to-back loans which was $508,036 more than the original loans and interest charges. In accordance with the Assumption Agreement, the Company assigned to Mr. Jacobs and Mr. Jacobs assumed responsibility for payment of certain debt totaling $101,326 and accounts payable totaling $365,000 during the year ended May 31, 2006. The debt obligation was re-issued in the name of Mr. Jacobs; and therefore the debt amount was relieved and offset against the receivable from Mr. Jacobs. Although the Company assigned accounts payable totaling $365,000 to Mr. Jacobs through the Assumption Agreement, for financial reporting purposes

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE C - DUE FROM/TO RELATED PARTY (CONTINUED)

under generally accepted accounting principles, the accounts payable amount could not be derecognized until either paid or released by the creditor and accordingly, the amount due from Mr. Jacobs as of May 31, 2006 was $361,010. On September 13, 2006, the Company obtained a release from the obligee of the $365,000 account payable that was assumed by John M. Jacobs pursuant to the Assumption Agreement, with the effect that, in accordance with the terms of the Assumption Agreement, Mr. Jacobs assumption of such account payable was offset against and eliminated the account receivable of the Company from Mr. Jacobs.

Subsequent to May 31, 2006, advances to the Company from Mr. Jacobs for the three and six-month periods ended November 30, 2006 amounted to $78,550 and $205,776 respectively, with repayments from the Company to Mr. Jacobs amounting to $60,052 and $136,225 respectively, resulting in a balance owed to Mr. Jacobs as of November 30, 2006 of $73,541.

NOTE D - NOTES PAYABLE

At November 30, 2006, the Company had unsecured notes payable to individuals (primarily common shareholders) amounting to $146,629. Such notes have maturity dates of less than one year or are payable on demand and bear interest at the rate of ten percent (10.00%) per annum.

On June 28, 2006, the Company borrowed $250,000 under an unsecured short-term line of credit facility with a commercial bank to provide additional operating capital. The credit facility requires monthly interest payments at a variable interest rate based on the Wall Street Journal Prime rate plus five percent. The loan matures on December 28, 2006.

NOTE E - OTHER LIABILITIES

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The total liability, including an estimate for penalties and interest, is approximately $466,650 and is included in the Company's financial statements under Other Liabilities. Management continues to seek financing arrangements that will allow it to fully satisfy this obligation in the near future.

NOTE F - MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCK

In the three-month period ended November 30, 2006, the Company issued an additional 250 shares of Series B Preferred Stock and 250,000 shares of the Company's common stock as additional consideration, in exchange for cash in the amount of $250,000. As of November 30, the Company has 654.401 shares of Series B Preferred stock authorized and available for issue.

In the three-month period ended November 30, 2006, previously issued and outstanding stock warrants totaling 1,500,000 were exercised. As of November 30, 2006, the Company had issued and outstanding warrants to purchase 15,404,664 shares of common stock.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE G - SUBSEQUENT EVENTS

Subsequent to November 30, 2006, the Company issued an additional 210 shares of Series B Preferred Stock and 210,000 shares of the Company's common stock as additional consideration, in exchange for cash in the amount of $210,000.

On December 14, 2006, the Company borrowed $25,000 on a demand basis from an unrelated individual. Such note bears interest at the rate of ten percent (10.00%), is unsecured and is guaranteed by the Company's largest shareholder and chief executive officer, John M. Jacobs.

On December 21, 2006, the Company repaid an obligation owed to a creditor in the amount of $87,221 relating to professional fees incurred in the Company's 2002 fiscal year in connection with litigation resulting from a failed business combination transaction. As of November 30, 2006, the Company had accrued interest expense on the obligation that amounted to approximately $42,450. Under the terms of an agreement reached in October 2006, in consideration of the repayment of the principal obligation by a certain agreed-upon date, the creditor waived the payment of any accrued interest on such obligation. Accordingly, upon the satisfaction of the debt in accordance with such agreement, the accrual for interest was reversed.

On December 28, 2006, the compensation committee of the board of directors awarded 2,100,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 450,000 shares vested immediately and the remaining 1,650,000 options vesting over the next three years. Stock-based compensation expense attributable to such awards amounted to approximately $21,000, of which approximately $4,500 is attributable to shares that vested immediately and unrecognized compensation expense of approximately $16,500 related to non-vested awards being recognized over the next three years.

On December 31, 2006, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid dividends amounting to $13,738 and $197,532, respectively. As of December 31, 2006, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $41,746 and $750,448, respectively.


NOTE H - SEGMENT REPORTING

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE H - SEGMENT REPORTING (CONTINUED)

                                                                         THREE-MONTH PERIOD ENDED
                      INDUSTRY SEGMENT                           NOVEMBER 30, 2006       NOVEMBER 30, 2005
                      ----------------                           -----------------       -----------------
REVENUES:
 Investment advisory                                             $          66,128       $        53,945
 Surety insurance                                                          132,321                   (73)
 Corporate                                                                       -                     -
                                                                 -----------------       -----------------
 Total revenues                                                  $         198,449       $        53,872
                                                                 =================       =================

OPERATING (LOSS):
 Investment advisory                                             $         (96,649)      $      (155,656)
 Surety insurance                                                          (34,079)              (53,577)
 Corporate                                                                (232,463)             (206,622)
                                                                 -----------------       -----------------
 Total operating income (loss)                                   $        (363,191)      $      (415,855)
                                                                 =================       =================



                                                                          SIX-MONTH PERIOD ENDED
                      INDUSTRY SEGMENT                           NOVEMBER 30, 2006       NOVEMBER 30, 2005
                      ----------------                           -----------------       -----------------
REVENUES:
 Investment advisory                                             $         139,536       $       104,062
 Surety insurance                                                          282,786                 9,437
 Corporate                                                                  11,092                     -
                                                                 -----------------       -----------------
 Total revenues                                                  $         433,414       $       113,499
                                                                 =================       =================

OPERATING (LOSS):
 Investment advisory                                             $        (230,054)      $      (272,769)
 Surety insurance                                                          (35,901)             (103,922)
 Corporate                                                                (402,123)             (336,438)
                                                                 -----------------       -----------------
 Total operating income (loss)                                   $        (668,078)      $      (713,129)
                                                                 =================       =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

Since the Registrant's (Company or JFG) acquisition of its insurance company subsidiary, First Surety Corporation (FSC), in December 2005, management has focused its primary efforts on the initial development and marketing of the business in West Virginia and laying groundwork for the future expansion of the business into other states. Of primary importance to the Company's ability to fully implement its business plan and expand into other states is the ability to raise additional capital to increase the capacity of the insurance subsidiary and to fund continuing operations as the business is being fully developed. Management is investigating various avenues of financing, including possible public and private offerings of securities, and business combinations that will enhance the business of the Company.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2006

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended November 30, 2006 in the amount of $699,366 as compared with a loss of $415,855 for the corresponding period ended November 30, 2005.

REVENUES

Revenues for the three-month period ended November 30, 2006 were $198,449 as compared with $53,872 for the corresponding period ended November 30, 2005. The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Quarterly revenues from the Company's investment management segment, consisting of its subsidiary, Jacobs & Company (J&C), net of advisory referral fees, were $59,803 for the three-month period ended November 30, 2006 as compared with $53,945 for the corresponding period ended November 30, 2005. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The growth reflected in the corresponding periods is largely attributable to investment collateral accounts required as a condition to the issuance of surety bonds under FSC's bonding programs.

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and the Company's subsidiary Triangle Surety Agency, Inc. (TSA), were
$132,321 for the three-month period ended November 30, 2006 as compared with $(73) for the corresponding period ended November 30, 2005. $81,138 is attributable to premiums earned, $44,058 is attributable to net investment income, and $7,125 is attributable to commissions earned on surety bonds written. Revenue for this segment of the business is expected to be more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period. Investment income is expected to remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in the corresponding periods reflects growth in assets held for investment attributable to the Company's acquisition of FSC. Due to the nature of surety bonds, fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business.

Other income reflects interest earned on amounts due from a related party and income from other advisory services provided.


EXPENSES

Incurred policy losses in the amount of $35,495 for the three-month period ended November 30, 2006 represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Such estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. The Company has experienced no claims for losses as of November 30, 2006.

Insurance policy acquisition costs in the amount of $28,042 for the three-month period ended November 30, 2006 represent charges to operations for underwriting expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.

General and administrative expenses for the three-month period ended November 30, 2006 were $419,194 as compared with $305,192 for the comparable period ended November 30, 2005, representing an increase of $114,002. Salaries and related expense increased approximately $84,000 relating primarily to staffing additions, related increased benefit expenses, and stock option compensation expense, which approximated $58,000. General office expense increased approximately $4,500 related primarily to the lease of additional office space. Other general and administrative expense increased approximately $25,000 and is attributable to the combination of the operation of FSC, use of outside consultants in pursuit of additional capital and expansion of the Company's business into other states, and increased travel-related expenditures.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed approximately $48,650 of the Fund's operating expenses during the three-month period ended November 30, 2006 as compared to $43,200 for corresponding period from the previous year. This increase can be attributed to a decline in the average size of the Fund over the respective periods. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by

J&C are now reimbursable to it for a period of up to three years. For the three-month period ended November 30, 2006, the Fund's investment advisory fees decreased to $11,472 as compared with $16,038 for the corresponding three-month period ended November 30, 2005 as a result of a decrease in the Fund size.

Interest expense for the three-month period ended November 30, 2006 was $27,418 as compared with $112,687 for the corresponding period ended November 30, 2005. Included in interest expense for the three-month period ended November 30, 2006 is an additional accrual of approximately $9,225 relating to additional interest owed on the Company's payroll tax liability, based on recent notices provided by the Internal Revenue Service. Such amount has been included in other liabilities in the Consolidated Condensed Balance Sheet. Excluding this amount, the decrease in interest expense is largely attributable to the conversion of previous indebtedness of the Company incurred to fund ongoing operations to Series B preferred stock.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock in the amount of $336,175 is comprised of accretion of discount in the amount of $121,800, accrued but unpaid dividends on preferred stock in the amount of $203,658, and $10,717 by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2006

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the six-month period ended November 30, 2006 in the amount of $1,322,560 as compared with a loss of $713,129 for the corresponding period ended November 30, 2005.

REVENUES

Revenues for the six-month period ended November 30, 2006 were $433,414 as compared with $113,499 for the corresponding period ended November 30, 2005. The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Revenues from the Company's investment management segment (J&C), net of advisory referral fees, were $133,211 for the six-month period ended November 30, 2006 as compared with $104,062 for the corresponding period ended November 30, 2005. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant with any large fluctuations being attributable to the growth or loss of assets under management. The growth reflected in the corresponding periods is largely attributable to investment collateral accounts required as a condition to the issuance of surety bonds under FSC's bonding programs.

Revenues from the Company's surety insurance segment, consisting of FSC and TSA, were $282,786 for the six-month period ended November 30, 2006 as compared with $9,437 for the corresponding period ended November 30, 2005. $156,958 is attributable to premiums earned, $89,737 is attributable to net investment income, and $36,091 is attributable to commissions earned on surety bonds written. Revenue for this segment of the business is expected to be more "seasonable" as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period. Investment income is expected to remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in the corresponding periods reflects growth attributable to the Company's acquisition of FSC. Due to the nature of surety bonds, fluctuations in revenue for comparable periods largely reflect the overall growth or loss of business.

Other income reflects interest earned on amounts due from a related party and income from other advisory services provided.


EXPENSES

Incurred policy losses in the amount of $51,797 for the six-month period ended November 30, 2006 represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Such estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. The Company has experienced no claims for losses as of November 30, 2006.

Insurance policy acquisition costs in the amount of $54,246 for the six-month period ended November 30, 2006 represent charges to operations for underwriting expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.

General and administrative expenses for the six-month period ended November 30, 2006 were $782,387 as compared with $539,548 for the comparable period ended November 30, 2005, representing an increase of $242,839. Salaries and related expense increased approximately $180,000 relating primarily to staffing additions, related increased benefit expenses, and stock option compensation expense, which approximated $115,750. General office expense increased approximately $10,500 related primarily to the lease of additional office space. Other general and administrative expense increased approximately $52,500 and is attributable to the combination of the operation of FSC, use of outside consultants in pursuit of additional capital and expansion of the Company's business into other states, and increased travel-related expenditures.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed approximately $94,600 of the Fund's operating expenses during the six-month period ended November 30, 2006 as compared to $79,600 for corresponding period from the previous year. This increase can be attributed to a decline in the average size of the Fund over the respective periods and adjustments made by the fund administrator for underaccruals of expense in comparison to budgeted amounts through the end of the Fund's fiscal year. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by J&C are now reimbursable to it for a period of up to three years. For the six-month period ended November 30, 2006, the Fund's investment advisory fees decreased to $23,652 as compared with $26,789 for the corresponding six-month period ended November 30, 2005 as a result of a decrease in the Fund size.

Interest expense for the six-month period ended November 30, 2006 was $112,687 as compared with $204,497 for the corresponding period ended November 30, 2005. Included in interest expense for the six-month period ended November 30, 2006 is an additional accrual of approximately $79,150 relating to additional interest owed on the Company's payroll tax liability, based on recent notices provided by the Internal Revenue Service. Such amount has been included in other liabilities in the Consolidated Condensed Balance Sheet. Excluding this amount, the decrease in interest expense is largely attributable to the conversion of previous indebtedness of the Company incurred to fund ongoing operations to Series B preferred stock.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock in the amount of $654,482 is comprised of accretion of discount in the amount of $243,886, accrued but unpaid dividends on preferred stock in the amount of $399,879, and $10,717 by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock.


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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of November 30, 2006.

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

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Pursuant to the approval of the transaction to acquire FSC by the West Virginia Department of Insurance, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Accordingly, of total investments and cash in the amount of $3,864,766 as of November 30, 2006, the use of $3,832,257 is restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must generally be contributed by the Company into the surplus accounts of FSC. Accordingly, because of these restrictions, as of November 30, 2006, a deficiency in working capital exists as the Company's current liabilities exceed its available current assets by approximately $1,775,000. The Company's ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service such obligations.

For the six-month period ended November 30, 2006, the Company experienced a deficiency in cash flow from operations of approximately $500,000. Such deficiency was funded through short-term borrowings and the sale of shares of the Company's Series B Preferred stock. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it anticipates that losses and working capital deficiencies will continue until FSC is able to develop a substantial book of business. Management continues to seek additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. As a result of being able to share resources (primarily personnel) to minimize operating costs, management expects FSC to be at break-even or cash flow positive in fiscal 2007, although the use of its assets and profits are expected to remain restricted to its stand-alone operation by regulatory authority. And while growth of the FSC business will provide additional cash flow to the Company's other subsidiaries, J&C and TSA, it is anticipated that working capital deficiencies will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.            CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including Company's president and chief financial officer. Based upon that evaluation, the Company's president and chief financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Between December 29, 2005 and August 31, 2006, the Company issued 945 shares of Series A Preferred Stock pursuant to ongoing bonding programs of FSC for an aggregate consideration of $945,000.

In October 2006, 52 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $52,000.

In October 2006, 125 shares of Series B Preferred Stock and 125,000 shares of common stock were issued to individuals (less than 5% shareholders) in exchange for cash in the amount of $125,000.

In November 2006, 125 shares of Series B Preferred Stock and 125,000 shares of common stock were issued to individuals in exchange for cash in the amount of $125,000.

By its terms, the Series B preferred stock provides the holder with a conversion privilege pursuant to which each share of such stock may be converted at the option of the holder into 1,000 shares of common stock.

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock and Series B Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 are set forth as Exhibits 4.1 and 4.2 respectively.

The issuance of the aforementioned securities is exempt from registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), by reason of the provision of Section 4(2) of the Securities Act, as transactions not involving any public offering, in reliance upon, among other things, the representations made by the investors, including representations regarding their status as accredited investors (as such term is defined under Rule 501 promulgated under the Securities Act), and their acquisition of the securities for investment and not with a current view to distribution thereof. The securities contain a legend to the effect that such securities are not registered under the Securities Act or pursuant to an exemption from such registration. The issuance of the securities was not underwritten.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1  Company's Articles of Incorporation (1)
3.2  Company's By-laws (1)
3.3 Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4 Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1 Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2 Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1950, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1950, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          JACOBS FINANCIAL GROUP, INC.
                           -------------------------
                                  (Registrant)

Dated: January 12, 2007             By:    /s/ John M. Jacobs
                                    ----------------------------------------
                                               John M. Jacobs
                                               President