Form 10QSB
period 2007-02-28
JACOBS FINANCIAL GROUP, INC.
filed 2007-04-16
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007


                          JACOBS FINANCIAL GROUP, INC.
                          ---------------------------
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


               300 Summers Street, Suite 970, Charleston WV 25301
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                                     Yes [  ] No [ x ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  156,997,837 common shares as of April 2, 2007


Transitional Small Business Disclosure Format (check one)      Yes [  ] No [ x ]

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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                               February 28, 2007           May 31, 2006
                                                                               -----------------           ------------
ASSETS

INVESTMENTS AND CASH:

 Bonds held to maturity, at amortized costs                                    $     1,122,807             $ 1,029,963
  (market value - 02/28/07 $1,021,780; 05/31/06 $1,024,053)
 Mortgage-back securities held to maturity, at amortized costs                       1,431,757               1,360,778
  (market value - 02/28/07 $1,424,048; 05/31/06 $1,343,108)
 Short-term investments, at cost (approximates market value)                         1,266,202               1,196,111
 Cash                                                                                   28,002                       -
                                                                               -----------------           ------------

                                     TOTAL INVESTMENTS AND CASH                      3,848,768               3,586,852


 Investment income due and accrued                                                      39,463                  20,958
 Premiums and other accounts receivable                                                 39,979                  47,774
 Deferred policy acquisition costs                                                      43,025                  70,399
 Furniture and equipment, net of accumulated depreciation of
  $110,581 and $101,500, respectively                                                   26,966                  30,040
 Due from related party                                                                      -                 361,010
 Other assets                                                                          166,726                  33,863
 Intangible assets                                                                     150,000                 150,000
                                                                               -----------------           ------------

                                                   TOTAL ASSETS                $     4,314,927             $ 4,300,896
                                                                               =================           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

 Reserve for losses and loss expenses                                          $        87,033             $    11,911
 Reserve for unearned premiums                                                         116,137                 193,616
 Cash Overdraft                                                                              -                 127,985
 Accrued expenses and professional fees                                                449,881                 614,034
 Accounts payable                                                                      306,139                 278,621
 Notes payable                                                                         411,787                 158,232
 Accrued interest payable                                                               10,340                  41,942
 Other liabilities                                                                     497,800                 413,773
                                                                               -----------------           ------------

                                              TOTAL LIABILITIES                      1,879,117               1,840,114


 Series A  preferred  stock,  $.0001  par  value  per  share;  1  million
  shares authorized; 1,377 shares issued and outstanding                             1,353,118               1,035,841
 Series B preferred stock, $.0001 par value per  share;  9,941.341
  shares  authorized;  9,546,940 shares  issued and outstanding                      8,151,595               6,780,186
                                                                               -----------------           ------------

                   TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                      9,504,713               7,816,027


STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $.0001 par value per share; 490 million shares
  authorized; 156,947,837 shares issued and outstanding                                 45,695                  15,494
 Additional paid in capital                                                          2,041,376               1,856,929
 Accumulated deficit                                                                (9,125,974)             (7,227,668)
                                                                               -----------------           ------------

                            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (7,068,903)             (5,355,245)
                                                                               -----------------           ------------

                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $     4,314,927             $ 4,300,896
                                                                               =================           ============


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                           Three Months Ended                    Nine Months Ended
                                                              February 28                           February 28
                                                        -----------------------------       ------------------------------

                                                            2007             2006                 2007            2006
                                                        ------------- ---------------       --------------- --------------

REVENUES:
 Investment advisory services                           $     63,748  $        53,026       $      196,959  $      157,087
 Agency commissions                                           17,611           19,594               53,702          29,031
 Insurance premiums                                           77,828            2,072              234,786           2,072
 Net investment income                                        48,049           16,137              137,786          16,137
 Other income                                                      -              622                5,195             622
                                                        ------------- ---------------       --------------- --------------
                                   TOTAL REVENUES            207,236           91,451              628,428         204,949


EXPENSES:

 Incurred policy losses                                       23,326              446               75,122             446
 Insurance policy acquisition costs                           26,939            1,305               81,185           1,305
 General and administrative                                  373,045          371,352            1,155,434         919,619
 Mutual fund costs                                            38,222           36,000              132,804         106,913
 Depreciation and amortization                                 3,289            2,148                9,081           5,098
                                                        ------------- ---------------       --------------- --------------
                                   TOTAL EXPENSES            464,821          411,251            1,453,626       1,033,381
                                                        ------------- ---------------       --------------- --------------

                NET INCOME (LOSS) FROM OPERATIONS           (257,585)        (319,800)            (825,198)       (828,432)

 Gain on debt extinguishment                                  42,445                -               42,445               -
 Interest expense                                            (25,183)        (166,116)            (137,870)       (370,613)
 Interest income                                                  38                -               12,260               -
                                                        ------------- ---------------       --------------- --------------

                                 NET INCOME (LOSS)          (240,285)        (485,916)            (908,363)     (1,199,045)

 Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends              (335,462)         (78,035)            (989,944)        (78,035)
                                                        ------------- ---------------       --------------- --------------

 NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS  $   (575,747) $      (563,951)      $   (1,898,307) $   (1,277,080)
                                                        ============= ===============       =============== ==============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

        NET INCOME (LOSS) PER SHARE                     $          -  $             -       $        (0.01) $        (0.01)
                                                        ============= ===============       =============== ==============


        WEIGHTED-AVERAGE SHARES OUTSTANDING              156,865,392      135,034,346          156,045,180     126,742,042
                                                        ============= ===============       =============== ==============














                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                   THREE MONTHS ENDED FEBRUARY 28,    NINE MONTHS ENDED FEBRUARY 28,
                                                                   ------------------------------     ------------------------------
                                                                          2007           2006                 2007           2006
                                                                   -------------- ---------------     --------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                                 $    (240,285) $    (485,916)      $     (908,363) $  (1,199,045)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Unearned premium                                                 (21,315)        47,657              (77,479)        47,657
        Stock option expense                                              50,633              -              166,368              -
        Provision for loss reserves                                       23,325            446               75,122            446
        Amortization of premium                                            7,978          2,330               26,148          2,330
        Depreciation                                                       3,289          2,148                9,082          5,098
        Premium and other receivables                                     11,309        (27,245)               7,795        (33,825)
        Accretion of discount                                             (5,716)        (3,238)             (16,900)        (3,238)
        Investment income due and accrued                                (15,461)       (13,058)             (17,647)       (13,058)
        Deferred policy acquisition costs                                  8,290        (15,727)              27,374        (15,727)
        (Gain) on extinguishment of debt                                 (42,445)             -              (42,445)             -
        Change in operating assets and liabilities:
          Other assets                                                  (149,724)           308             (132,863)        (1,940)
          Accounts payable and cash overdraft                             (6,198)        50,920             (100,467)        83,229
          Accrued expenses and other liabilities                         133,877         89,740              295,717        281,047
                                                                   -------------- ---------------     --------------- --------------

                NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES      (242,443)      (351,635)            (688,558)      (847,026)

CASH FLOWS FROM INVESTING ACTIVITIES

  Advances to related party                                                    -              -              (76,173)             -
  Repayments from related party                                                -              -              127,227              -
  (Increase) decrease in short-term investments                           83,353      1,545,582              (56,360)     1,545,582
  Costs of bonds acquired                                                      -     (1,545,582)            (100,000)    (1,545,582)
  Costs of mortgaged-backed securities acquired                         (189,963)             -             (458,906)             -
  Repayment of mortgage-backed securities                                106,950              -              371,246              -
  Acquisition of insurance company                                             -     (2,860,000)                   -     (2,860,000)
  Purchase of furniture and equipment                                     (2,051)       (25,273)              (6,008)       (25,273)
                                                                   -------------- ---------------     --------------- --------------

                NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES        (1,711)    (2,885,273)            (198,974)    (2,885,273)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from related party debt                                        36,908        131,714              115,457        969,734
  Repayment of related party debt                                        (73,647)      (373,559)            (133,698)      (803,450)
  Proceeds from short-term borrowings                                     25,000        145,765              325,000        484,265
  Repayment of short-term borrowings                                     (46,645)       (78,692)            (108,248)      (281,191)
  Proceeds from issuance of Series A preferred stock                      30,000        350,000              268,000        350,000
  Proceeds from issuance of Series B preferred stock                     253,320      3,085,000              493,220      3,085,000
  Redemption of Series B preferred stock                                       -              -              (62,477)             -
  Proceeds from issuance of common stock                                   6,680              -               16,780              -
  Proceeds from exercise of common stock warrants                              -          3,833                1,500          3,833
                                                                   -------------- ---------------     --------------- --------------

                NET CASH FLOWS FROM FINANCING ACTIVITIES                 231,616      3,264,061              915,534      3,808,191

NET INCREASE (DECREASE) IN CASH                                          (12,538)        27,153               28,002         75,892

CASH AT BEGINNING OF PERIOD                                               40,540         49,176                    -            437
                                                                   -------------- ---------------     --------------- --------------

CASH AT END OF PERIOD                                              $      28,002  $      76,329       $       28,002  $      76,329
                                                                   ============== ===============     =============== ==============

SUPPLEMENTAL DISCLOSURES

  Interest paid                                                    $      12,320  $     114,838       $       38,502  $     272,420
  Income taxes paid                                                            -              -                    -              -

  Non-cash investing and financing transaction:
        Assumption of accounts payable by related party                        -              -              365,000              -
        Additional consideration paid for issuance of debt                     -         40,630                    -         61,775
        Accrued interest converted to notes payable                            -              -                    -         20,740
        Notes payable converted to Series B preferred stock                    -      3,480,026                    -        340,026
        Accrued interest converted to Series B preferred stock                 -        154,184                    -        154,184
        Accounts payable converted to Series B preferred stock                 -         33,740                    -         33,740

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 2007


                                                                         -----------------------------------------------------------

                                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                                       SERIES B
                                  SERIES A       MANDATORILY REDEEMABLE  -----------------------------------------------------------
                           MANDATORILY REDEEMABLE    CONVERTIBLE                              ADDITIONAL
                               PREFERRED STOCK     PREFERRED STOCK                             PAID-IN     ACCUMULATED
                             SHARES      AMOUNT  SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL       DEFICIT        TOTAL
                            -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------
BALANCE, NOVEMBER 30, 2006      1,347 $1,305,555 9,286.940 $7,580,377  156,687,837  $ 15,669  $  1,984,089  $(8,550,228)$(6,550,470)

Issuance of Series A and B
 Preferred Stock and Common
 Stock                             30     30,000   260.000     253,320     260,000        26         6,654            -       6,680

Accretion of mandatorily
 redeemable convertible
 preferred stock                    -      3,825        -     120,366            -         -             -     (124,191)   (124,191)

Accrued dividends of
 mandatorily redeemable
 convertible preferred stock        -     13,738        -     197,532            -         -             -     (211,270)   (211,270)

Common stock option expense         -          -        -           -            -         -        50,633            -      50,633

Net Income (loss), three
 month period ended
 February 28, 2007                  -          -        -           -            -         -             -     (240,285)   (240,285)
                             -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------

BALANCE, FEBRUARY 28, 2007      1,377 $1,353,118 9,546.940 $8,151,595  156,947,837  $ 15,695  $  2,041,376  $(9,125,974)$(7,068,903)
                             ======== ==========  =======   =========  ===========  ========  ============  ===========  ===========
                             ----------------------------------------  -------------------------------------------------------------

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2007


                                                                         -----------------------------------------------------------

                                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                                       SERIES B
                                  SERIES A       MANDATORILY REDEEMABLE  -----------------------------------------------------------
                           MANDATORILY REDEEMABLE    CONVERTIBLE                              ADDITIONAL
                               PREFERRED STOCK     PREFERRED STOCK                             PAID-IN     ACCUMULATED
                             SHARES      AMOUNT  SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL       DEFICIT        TOTAL
                            -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------
BALANCE, MAY 31, 2006           1,109 $1,035,841 9,095.599 $6,780,186  154,937,837  $ 15,494  $  1,856,929  $(7,227,668)$(5,355,245)

Issuance of Series A and B
 Preferred Stock and Common
 Stock                            268    268,000   510.000     493,220     510,000        51        16,729            -      16,780

Issuance of common stock
 upon exercise of warrants          -          -         -          -    1,500,000       150         1,350            -       1,500

Accretion of mandatorily
 redeemable convertible
 preferred stock                    -     11,322        -     356,755            -         -             -     (368,077)   (368,077)

Accrued dividends of
 mandatorily redeemable
 convertible preferred stock        -     37,955        -     573,194            -         -             -     (611,149)   (611,149)

Redemption of Series B
 Preferred Stock                    -          -   (58.659)   (51,760)           -         -             -      (10,717)    (10,717)

Common stock option expense         -          -        -           -            -         -       166,368            -     166,368

Net Income (loss), nine
 month period ended
 February 28, 2007                  -          -        -           -            -         -             -     (908,363)   (908,363)
                             -------- ----------  -------   ---------  -----------  --------  ------------  -----------  -----------

BALANCE, FEBRUARY 28, 2007      1,377 $1,353,118 9,546.940 $8,151,595  156,947,837  $ 15,695  $  2,041,376  $(9,125,974)$(7,068,903)
                             ======== ==========  =======   =========  ===========  ========  ============  ===========  ===========
                             ----------------------------------------  -------------------------------------------------------------

                            See accompanying notes.
                                      F-4
                                  (continued)

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). References herein to the Company include NELX, Inc., of which JFG is successor by reincorporation merger and name change effected on or about December 29, 2005. These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended February 28, 2007, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2007. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed on September 14, 2006.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately
$1,874,000 and $1,120,000 for the years ended May 31, 2006 and 2005 and has incurred losses of approximately $576,000 and $1,898,000 respectively for the three and nine-month periods ended February 28, 2007. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Such items include recognized financial assets and financial liabilities, firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide these goods or services and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years ending after November 15, 2007 although early adoption is permitted. Management does not expect the application of SFAS No. 159 to have a material impact on the Company's results of operations or financial position.

In June 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes" was issued and interprets FASB Statement No. 109 "Accounting for Income Taxes. FIN No. 48 establishes the accounting for uncertain tax positions, including recognition and measurement of their financial statement effects. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has significant operating loss carryforwards, the benefits of which having been fully reserved by a valuation allowance of the same amount due to uncertainty as to the likelihood of ultimate realization. Management is in the

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

process of evaluating the implications of FIN No. 48, and while no material impact on the Company's results of operations or financial position are foreseen, the application of FIN No. 48 may result in a reduction of such operating loss carryforwards.

NOTE C - SETTLEMENT OF PROFESSIONAL FEE OBLIGATION

On December 21, 2006, the Company repaid an obligation owed to a creditor in the amount of $87,221 relating to professional fees incurred in the Company's 2002 fiscal year in connection with litigation resulting from a failed business combination transaction. As of November 30, 2006, the Company had accrued interest expense on the obligation that amounted to $42,445. Under the terms of an agreement reached in October 2006, in consideration of the repayment of the principal obligation by a certain agreed-upon date, the creditor waived the payment of any accrued interest on such obligation. Accordingly, upon the satisfaction of the debt in accordance with such agreement, a gain on extinguishment of debt was recognized.

NOTE D - DUE FROM/TO RELATED PARTY

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

During the year ended May 31, 2006, the Company made net repayments of $1,170,546 on the back-to-back loans which was $508,036 more than the original loans and interest charges. In accordance with the Assumption Agreement, the Company assigned to Mr. Jacobs and Mr. Jacobs assumed responsibility for payment of certain debt totaling $101,326 and accounts payable totaling $365,000 during the year ended May 31, 2006. The debt obligation was re-issued in the name of Mr. Jacobs; and therefore the debt amount was relieved and offset against the receivable from Mr. Jacobs. Although the Company assigned accounts payable totaling $365,000 to Mr. Jacobs through the Assumption Agreement, for financial reporting purposes under generally accepted accounting principles, the accounts payable amount could not be derecognized until either paid or released by the creditor and accordingly, the amount due from Mr. Jacobs as of May 31, 2006 was $361,010. On September 13, 2006, the Company obtained a release from the obligee of the $365,000 account payable that was assumed by John M. Jacobs pursuant to the Assumption Agreement, with the effect that, in accordance with the terms of the Assumption Agreement, Mr. Jacobs' assumption of such account payable was offset against and eliminated the account receivable of the Company from Mr. Jacobs.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE D - DUE FROM/TO RELATED PARTY (CONTINUED)

Subsequent to May 31, 2006, advances to the Company from Mr. Jacobs for the three and nine-month periods ended February 28, 2007 amounted to $36,908 and $242,684 respectively, with repayments from the Company to Mr. Jacobs amounting to $73,647 and $209,872 respectively, resulting in a balance owed to Mr. Jacobs as of February 28, 2007 of $36,802 that is recorded in notes payable.

NOTE E - NOTES PAYABLE

At February 28, 2007, the Company had unsecured notes payable to individuals (primarily common shareholders) amounting to $124,985. Such notes have maturity dates of less than one year or are payable on demand and bear interest at the rate of ten percent (10.00%) per annum.

On June 28, 2006, the Company borrowed $250,000 under an unsecured short-term line of credit facility with a commercial bank to provide additional operating capital. The credit facility required monthly interest payments at a variable interest rate based on the Wall Street Journal Prime rate plus five percent. The loan was placed into repayment over a term of five years on January 31, 2007 with monthly payments of $5,738 beginning February 28, 2007 with a fixed-interest rate of 13.50%.

NOTE F - OTHER LIABILITIES

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The total liability, including an estimate for penalties and interest, is approximately $485,400 and is included in the Company's financial statements under Other Liabilities. Management continues to seek financing arrangements that will allow it to fully satisfy this obligation in the near future.

NOTE G - MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCK

In the three-month period ended February 28, 2007, the Company issued an additional 260 shares of Series B Preferred Stock and 260,000 shares of the Company's common stock as additional consideration, in exchange for cash in the amount of $260,000. In the nine-month period ended February 28, 2007, the Company issued an additional 510 shares of Series B Preferred Stock and 510,000 shares of the Company's common stock as additional consideration, in exchange for cash in the amount of $510,000. As of February 28, 2007, the Company has
394.401 shares of Series B Preferred stock authorized and available for issue.

In the nine-month period ended February 28, 2007, previously issued and outstanding stock warrants totaling 1,500,000 were exercised. As of February 28, 2007, the Company had issued and outstanding warrants to purchase 15,404,664 shares of common stock.

On December 28, 2006, the compensation committee of the board of directors awarded 2,100,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 450,000 shares vested immediately and the remaining 1,650,000 options vesting over the next three years. Stock-based compensation expense attributable to such awards amounted to approximately $21,000, of which approximately $4,500 is attributable to shares that

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE G - MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCK (CONTINUED)

vested immediately and unrecognized compensation expense of approximately $16,500 related to non-vested awards being recognized over the next three years.

NOTE H - SUBSEQUENT EVENTS

Subsequent to February 28, 2007, the Company issued an additional 50 shares of Series B Preferred Stock and 50,000 shares of the Company's common stock as additional consideration, in exchange for cash in the amount of $50,000.

On March 20, 2007, the Company borrowed $25,000 on a demand basis from an unrelated individual. Such note bears interest at the rate of ten percent (10.00%), is unsecured and is guaranteed by the Company's largest shareholder and chief executive officer, John M. Jacobs.

On March 31, 2007, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid dividends amounting to $13,918 and $202,730, respectively. As of March 31, 2007, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $55,664 and $953,178, respectively.


NOTE I - SEGMENT REPORTING

The Company has two reportable segments, investment advisory services and surety insurance products and services. The table on the following page presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE I - SEGMENT REPORTING (CONTINUED)



                                            THREE-MONTH PERIOD ENDED
        INDUSTRY SEGMENT            FEBRUARY 28, 2007       FEBRUARY 28, 2006
        ----------------            -----------------       -----------------
REVENUES:
 Investment advisory                $        63,748         $      53,026
 Surety insurance                           143,488                37,803
 Corporate                                   42,483                   622
                                    -----------------       -----------------
 Total revenues                     $       249,719         $      91,451
                                    =================       =================

NET INCOME (LOSS):
 Investment advisory                $       (56,361)        $    (181,417)
 Surety insurance                            (2,947)              (46,474)
 Corporate                                 (180,977)             (258,025)
                                    -----------------       -----------------
 Total net income (loss)            $      (240,285)        $    (485,916)
                                    =================       =================


                                              NINE-MONTH PERIOD ENDED
       INDUSTRY SEGMENT             FEBRUARY 28, 2007       FEBRUARY 28, 2006
       ----------------             -----------------       -----------------
REVENUES:
 Investment advisory                $       202,154         $     157,087
 Surety insurance                           426,274                47,240
 Corporate                                   54,705                   622
                                    -----------------       -----------------
 Total revenues                     $       683,133         $     204,949
                                    =================       =================

NET INCOME (LOSS):
 Investment advisory                $      (286,415)        $    (454,186)
 Surety insurance                           (38,848)             (150,396)
 Corporate                                 (583,100)             (594,463)
                                    -----------------       -----------------
 Total net income (loss)            $      (908,363)        $  (1,199,045)
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


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2007

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended February 28, 2007 in the amount of $575,747 as compared with a loss of $563,951 for the corresponding period ended February 28, 2006.

REVENUES

Revenues from operations for the three-month period ended February 28, 2007 were $207,236 as compared with $91,451 for the corresponding period ended February 28, 2006. The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Quarterly revenues from the Company's investment management segment, consisting of its subsidiary, Jacobs & Company (J&C), net of advisory referral fees, were $63,748 for the three-month period ended February 28, 2007 as compared with $53,026 for the corresponding period ended February 28, 2006. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The growth reflected in the corresponding periods is largely attributable to investment collateral accounts required as a condition to the issuance of surety bonds under FSC's bonding programs.

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and the Company's subsidiary Triangle Surety Agency, Inc. (TSA), were
$143,488 for the three-month period ended February 28, 2007 as compared with $37,803 for the corresponding period ended February 28, 2006. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                           3 Month Period Ended
                                               February 28,
                                           2007            2006
                                        ---------       ---------
        Premium earned                  $ 77,828        $  2,072
        Net investment income             48,049          16,137
        Commissions earned                17,611          19,594
                                        ---------       ---------
                 Total                  $143,488        $ 37,803
                                        =========       =========


Revenues for this segment of the business is expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the three-month period ended February 28, 2007 in comparison to the corresponding period from the prior year is a result of the Company acquiring FSC on December 31, 2005 and thus just entering the market for the period ended February 28, 2006. Investment income is expected to remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in the corresponding periods reflects growth in assets held for investment attributable to the Company's acquisition of FSC.


EXPENSES

Incurred policy losses for the three-month period ended February 28, 2007 in the amount of $23,326 represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Such estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. The Company has experienced no claims for losses as of February 28, 2007.

Insurance policy acquisition costs in the amount of $26,939 for the three-month period ended February 28, 2007 represent charges to operations for underwriting expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.

Increases in both incurred policy losses and policy acquisition costs in comparison to prior year amounts are due to the start-up nature of this business segment that coincides with the acquisition of FSC.

General and administrative expenses for the three-month period ended February 28, 2007 were $373,045 as compared with $371,352 for the comparable period ended February 28, 2006, representing a modest increase of $1,693. Salaries and related expense increased approximately $81,000 relating primarily to staffing additions, related increased benefit expenses, and stock option compensation expense, which approximated $51,000. General office expense remained relatively constant with increases in rent, relating primarily to the lease of additional office space, being offset by decreases in telephone, postage and office supplies. Other general and administrative expense decreased approximately $79,000 resulting primarily from a decrease in legal and outside consulting services related to the Company's acquisition of FSC that was consummated in the prior year quarter. Legal and other professional expenses incurred in the three-month period ended February 28, 2007 of approximately $167,000 related to a proposed financing that is currently being explored has been deferred pending final outcome of the proposed financing. Should the proposed financing be consummated, the deferred costs will be capitalized as a cost thereof. Should the proposed financing be abandoned, the deferred costs will be expensed in the period of such abandonment.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed approximately $38,225 of the Fund's operating expenses during the three-month period ended February 28, 2007 as compared to $36,000 for corresponding period from the previous year. This increase can be attributed to a decline in the average size of the Fund over the respective periods. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by J&C are now reimbursable to it for a period of up to three years. For the three-month period ended February 28, 2007, the Fund's investment advisory fees decreased to $11,507 as compared with $13,057 for the corresponding three-month period ended February 28, 2006 as a result of a decrease in the Fund size.


GAIN ON EXTINGUISHMENT OF DEBT

In December 2006, the Company repaid an obligation to a creditor relating to professional fees incurred in the Company's 2002 fiscal year in connection with litigation resulting from a failed business combination transaction. Under the terms of an agreement reached in October 2006, the creditor agreed to waive payment of any accrued interest on the obligation provided the obligation was paid by a certain agreed-upon date. As of November 30, 2006, accrued interest on this obligation totaled $42,445, and accordingly, upon satisfaction of the debt in accordance with such agreement, a gain on the extinguishment of debt was recognized.


INTEREST EXPENSE

Interest expense for the three-month period ended February 28, 2007 was $25,183 as compared with $166,116 for the corresponding period ended February 28, 2006. Included in interest expense for the three-month period ended February 28, 2007 is an additional accrual of approximately $9,375 relating to additional interest owed on the Company's payroll tax liability, based on recent notices provided by the Internal Revenue Service. Such amount has been included in other liabilities in the Consolidated Condensed Balance Sheet. Excluding this amount, the decrease in interest expense is largely attributable to the conversion of previous indebtedness of the Company, incurred to fund ongoing operations, to Series B preferred stock.


ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock in the amount of $335,462 for the three-month period ended February 28, 2007 is comprised of accretion of discount in the amount of $124,192 and accrued but unpaid dividends on preferred stock in the amount of $211,270. Accretion of mandatorily redeemable convertible preferred stock in the amount of $78,035 for the three-month period ended February 28, 2006 is comprised solely of accretion of discount since date of issuance on December 31, 2005.


RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED FEBRUARY 28, 2007

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the nine-month period ended February 28, 2007 in the amount of $1,898,307 as compared with a loss of $1,277,080 for the corresponding period ended February 28, 2006.

REVENUES

Revenues from operations for the nine-month period ended February 28, 2007 were $628,428 as compared with $204,949 for the corresponding period ended February 28, 2006. The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Revenues from the Company's investment management segment (J&C), net of advisory referral fees, were $202,154 for the nine-month period ended February 28, 2007 as compared with $157,087 for the corresponding period ended February 28, 2006. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant with any large fluctuations being attributable to the growth or loss of assets under management. The growth reflected in the corresponding periods is largely attributable to investment collateral accounts required as a condition to the issuance of surety bonds under FSC's bonding programs.

Revenues from the Company's surety insurance segment, consisting of FSC and TSA, were $426,274 for the nine-month period ended February 28, 2007 as compared with $47,240 for the corresponding period ended February 28, 2006. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                           9 Month Period Ended
                                                February 28,
                                            2007           2006
                                        ----------       ---------
        Premium earned                  $ 234,786        $  2,072
        Net investment income             137,786          16,137
        Commissions earned                 53,702          29,031
                                        ----------       ---------
                 Total                  $ 426,274        $ 47,240
                                        ==========       =========

The increase in revenues for the nine-month period ended February 28, 2007 in comparison to the corresponding period from the prior year are a result of the Company acquiring FSC on December 31, 2005.


EXPENSES

Incurred policy losses in the amount of $75,122 for the nine-month period ended February 28, 2007 represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Such estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. The Company has experienced no claims for losses as of February 28, 2007.

Insurance policy acquisition costs in the amount of $81,185 for the nine-month period ended February 28, 2007 represent charges to operations for underwriting expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.

General and administrative expenses for the nine-month period ended February 28, 2007 were $1,155,434 as compared with $919,619 for the comparable period ended February 28, 2006, representing an increase of $235,815. Salaries and related expense increased approximately $269,500 relating primarily to staffing additions, related increased benefit expenses, and stock option compensation expense, which approximated $166,250. General office expense increased approximately $10,000 related primarily to the lease of additional office space offset by decreases in telephone, postage and office supplies. Other general and administrative expense decreased approximately $43,500 resulting primarily from a decrease in legal expense in the amount of $97,500 related to the Company's acquisition of FSC that was consummated in the prior year; and offset by increased travel related expense ($29,500 increase), the use of outside consultants ($11,500 increase) in pursuit of additional capital and expansion of the Company's business into other states and other expense attributable to the operation of FSC. Legal and other professional expenses incurred in the three-month period ended February 28, 2007 of approximately $167,000 related to a proposed financing that is currently being explored has been deferred pending final outcome of the proposed financing. Should the proposed financing be consummated, the deferred costs will be capitalized as a cost thereof. Should the proposed financing be abandoned, the deferred costs will be expensed in the period of such abandonment.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed approximately $133,000 of the Fund's operating expenses during the nine-month period ended February 28, 2007 as compared to $107,000 for corresponding period from the previous year. This increase can be attributed to a decline in the average size of the Fund over the respective periods. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by J&C are now reimbursable to it for a period of up to three years. For the nine-month period ended February 28, 2007, the Fund's investment advisory fees decreased to $35,160 as compared with $39,847 for the corresponding nine-month period ended February 28, 2006 as a result of a decrease in the Fund size.


GAIN ON EXTINGUISHMENT OF DEBT

In December 2006, the Company repaid an obligation to a creditor relating to professional fees incurred in the Company's 2002 fiscal year in connection with litigation resulting from a failed business combination transaction. Under the terms of an agreement reached in October 2006, the creditor agreed to waive payment of any accrued interest on the obligation provided the obligation was paid by a certain agreed-upon date. As of November 30, 2006, accrued interest on this obligation totaled $42,445, and accordingly, upon satisfaction of the debt in accordance with such agreement, a gain on the extinguishment of debt was recognized.


INTEREST EXPENSE AND INTEREST INCOME

Interest expense for the nine-month period ended February 28, 2007 was $137,870 as compared with $370,613 for the corresponding period ended February 28, 2006. Additionally, included in interest expense for the nine-month period ended February 28, 2007 is an additional accrual of approximately $88,525 relating to additional interest owed on the Company's payroll tax liability, based on recent notices provided by the Internal Revenue Service. Such amount has been included in other liabilities in the Consolidated Condensed Balance Sheet. Excluding this amount, the decrease in interest expense is largely attributable to the conversion of previous indebtedness of the Company incurred to fund ongoing operations to Series B preferred stock.

Other income reflects interest earned on amounts due from a related party and income from other advisory services provided.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock in the amount of $989,944 is comprised of accretion of discount in the amount of $368,078, accrued but unpaid dividends on preferred stock in the amount of $611,149, and $10,717 by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock. Accretion of mandatorily redeemable convertible preferred stock in the amount of $78,035 for the nine-month period ended February 28, 2006 is comprised solely of accretion of discount since date of issuance on December 31, 2005.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

INTANGIBLE ASSETS

In exchange for the purchase price of $2.9 million for the acquisition of FSC, the Company received cash and investments held by FSC totaling $2.75 million, with the difference being attributed to the multi-line property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually for recoverability and impairment loss. Impairment loss, if any, is measured by estimating future cash flows attributable to such assets based on forecasts and projections and comparing such discounted cash flow amounts to the carrying value of the asset. Should actual results differ from such forecasts and projections, such assets may be subject to future impairment charges.


RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of February 28, 2007.

FSC is currently licensed to write surety in West Virginia and has focused its primary efforts towards coal permit bonds. By nature, reclamation of land that has been disturbed by mining operations is a highly regulated process by federal and state jurisdictions and such bonds are generally long-term in nature with mining operations and reclamation work being conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting such bonds, management obtains estimates of costs to reclaim such properties, in accordance with the specifications of the mining permit, prepared by independent outside professionals experienced in this field of work. Such estimates are then periodically updated and compared with marketable securities pledged and held in a collateral account in which FSC has a security interest as collateral for the surety bond, to significantly mitigate the exposure to loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or forfeit the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if the collateral held has experienced significant deterioration in value.

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


ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Pursuant to the approval of the transaction to acquire FSC by the Insurance Commissioner of the State of West Virginia, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Accordingly, substantially all of the Company's investments and cash in the amount of $3,848,768 as of February 28, 2007 are restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must generally be contributed by the Company into the surplus accounts of FSC. Accordingly, because of these restrictions, as of February 28, 2007, a deficiency in working capital exists as the Company's current liabilities exceed its available current assets by approximately $1,590,000. The Company's ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service such obligations.

For the nine-month period ended February 28, 2007, the Company experienced a deficiency in cash flow from operations of approximately $690,000. Such deficiency was funded through short-term borrowings and the sale of shares of the Company's Series B Preferred stock. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it anticipates that losses and working capital deficiencies will continue until FSC is able to develop a substantial book of business. Management remains encouraged as to the overall market conditions and the need for additional bonding capacity, by both large and small companies, although additional capital and seasoning are anticipated to be impediments that management needs to mitigate and overcome in order to expand its business both within West Virginia and into other states. Accordingly, management continues to seek additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. As a result of being able to share resources (primarily personnel) to minimize operating costs, management expects FSC to be at break-even or cash flow positive in fiscal 2007, although the use of its assets and profits are expected to remain restricted to its stand-alone operation by regulatory authority. And while growth of the FSC business will provide additional cash flow to the Company's other subsidiaries, J&C and TSA, it is anticipated that working capital deficiencies will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 28, 2007, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including Company's president and chief financial officer. Based upon that evaluation, the Company's president and chief financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In January 2007, 30 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $30,000.

In December 2006, 200 shares of Series B Preferred Stock and 200,000 shares of common stock were issued to individuals (less than 5% shareholders) in exchange for cash in the amount of $200,000.

In January 2007, 10 shares of Series B Preferred Stock and 10,000 shares of common stock were issued to an individual (less than 5% shareholder) in exchange for cash in the amount of $10,000.

In February 2007, 50 shares of Series B Preferred Stock and 50,000 shares of common stock were issued to an individual (less than 5% shareholder) in exchange for cash in the amount of $50,000.

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

                          JACOBS FINANCIAL GROUP, INC.
                               ------------------
                                  (Registrant)

Dated: April 13, 2007                  By:    /s/ John M. Jacobs
                                       -----------------------------------
                                                  John M. Jacobs
                                                  President