Form 10KSB
period 2007-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2007-09-13
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2007


                          JACOBS FINANCIAL GROUP, INC.
                         -----------------------------
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


               300 Summers Street, Suite 970, Charleston WV 25301
               -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

State the issuer's revenues for the most recent fiscal year.  $823,339

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of last trade on September 10, 2007:
$1,571,228 (157,122,836 shares at $.01 / share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 157,122,836 shares of common stock as of September 10, 2007.



                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1.       Description of Business.........................................3

Item 2.       Description of Property.........................................5

Item 3.       Legal Proceedings...............................................5

Item 4.       Submission of Matters to a Vote of Security Holders.............5

                                     PART II

Item 5.       Market for Common Equity and Related
                Stockholder Matters...........................................6

Item 6.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................7

Item 7.       Financial Statements............................................15

Item 8.       Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure........................16

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control
                Persons; Compliance With Section 16(a) of the
                Exchange Act..................................................16

Item 10.      Executive Compensation..........................................19

Item 11.      Security Ownership of Certain Beneficial Owners
                and Management................................................19

Item 12.      Certain Relationships and Related Transactions..................21

Item 13.      Exhibits........................................................23

Item 14.      Principal Accountant Fees and Services..........................24

PART I
------

ITEM 1. BUSINESS
----------------

The predecessor of Jacobs Financial Group, Inc. ("JFG" or the "Company"), NELX, Inc., was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. for the purpose of acquiring, dealing in, and if warranted, developing oil and gas properties. In October 1993 the Company changed its name to NELX, Inc. Prior to May 2001, the Company owned certain non-producing oil and gas properties as well as various real estate properties. Due to continuing lack of capital partners for oil and gas exploration and/or real estate development, in fiscal year 1997 the Company turned its attention to divesting its interests in said properties. For the next three years, the principal activities of the Company involved disposing of assets, settling claims and liabilities and considering potential business combinations with related or complementarybusinesses. During fiscal year 2001, the Company's principal assets consisted of a leasehold interest in an undeveloped mineral spring in Arkansas and certain oil and gas properties located in West Virginia. The oil and gas properties were sold in May 2001.

On May 29, 2001, the Company acquired two businesses, FS Investments, Inc. ("FSI") and Jacobs & Company ("Jacobs & Co." or "Jacobs" or "J&C"), in exchange for 75 million shares of common stock of NELX. The transaction was accounted for as a recapitalization of FSI and Jacobs & Co. effected by a reverse acquisition. For accounting purposes, NELX was treated as the acquiree, and no goodwill or other intangible asset was recorded.

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

Jacobs & Co., incorporated in 1988 in West Virginia, is a SEC registered investment advisory firm whose executive offices are located in Charleston, West Virginia. Jacobs & Co. provides fee based investment advisory services to institutions, companies and individuals, including the Jacobs & Company Mutual Fund (the "J&C Fund" or the "Fund"), which was organized in June 2001 as a series of the Advisors Series Trust. On June 27, 2005, the Fund was reorganized as a series of Northern Lights Fund Trust.

Since the May 29, 2001 business combination, the Company has expanded its focus to include the ongoing business and activities of FSI and Jacobs, namely the surety business and investment management and related services.

On or about December 29, 2005, NELX was merged with and into its newly-formed wholly-owned subsidiary, Jacobs Financial Group, Inc., a Delaware corporation. JFG survived the merger as the Registrant. The merger effected a change in the Registrant's name, a change in the state of incorporation of the Registrant from Kansas to Delaware, ands amendments to the Articles of Incorporation and Bylaws of the Registrant.

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

The acquisition of FSC allowed the Company to pursue its business plan to market and issue surety bonds utilizing programs developed by the Company's subsidiary, FSI. FSI's subsidiary, Triangle Surety, serves as the marketing agent for First Surety, and collateralized accounts required as a condition of the issuance of surety bonds under FSC's programs are managed by the investment advisory subsidiary of the Company, Jacobs & Company. Implementation of this business plan provides revenue streams to the Company in the form of insurance premium from the issuance of surety bonds, investment advisory fees from the management of the collateral accounts securing surety bonds and other investment accounts, and investment income relating to investment of its insurance subsidiary's surplus and reserves. The bonding programs offered are specialized in nature and are targeted to the coal and oil & gas industries.

FSC currently writes only the surety line of business, is licensed to write surety only in West Virginia and has focused its primary efforts towards coal permit bonds. Such business accounts for approximately 50% of the Company's fiscal 2007 revenues. Furthermore, FSC provides surety bonds to three companies that share common ownership interests. In 2007, this group of customers accounted for approximately $343,000, or 42%, of the Company's revenues.

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. Regulatory approval and licensing is required for each state FSC seeks to conduct business. Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as new entry into this market. Management is pursuing avenues that can provide additional capital to facilitate such expansion.

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of nine (9) full-time employees.


ITEM 2. PROPERTIES
------------------

Through its wholly-owned subsidiary, Crystal Mountain Water, Inc. ("CMW"), the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $160 per month with automatic options to extend the leasehold through October 2026. CMW has the right to cancel the lease upon sixty (60) days written notice at any time. The property is presently not being actively explored or developed. During the 2002 fiscal year, management evaluated the lease and determined the development was not currently feasible. Accordingly, the Company recorded an impairment of $116,661 to its investment in the lease. Opportunities will continue to be explored as they arise with respect to the development or sale of the leasehold interest.

The Registrant, through its insurance subsidiary, holds indirect investments in real estate mortgages (primarily single family first mortgage dwellings) through its purchase of U. S. government agency mortgage-backed/asset-backed securities that have guaranteed principal and interest by the U. S. government. There are no limitations or restrictions with respect to such investments. Other non U. S. government guaranteed investments in mortgage-backed/asset-backed securities are limited or restricted by policy so that the aggregate investment secured by or evidencing a single interest in a single asset or single pool of assets does not exceed 5% of assets. Such investments are held primarily for income versus capital appreciation.

Although the Registrant, through its insurance subsidiary, has no plans to make investments in mortgage loans or income-producing real estate at this time, such investments are limited by policy so as not to exceed 5% of assets.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

The Company's common stock is traded in the over-the-counter market under the symbol JFGI (OTC Bulletin Board Symbol). The table below sets forth the high and low price information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                            High                      Low
                                            -----                     ----

Fiscal Year Ended May 31, 2007

         4th Quarter                         .04                      .011
         3rd Quarter                         .04                      .015
         2nd Quarter                         .06                       .02
         1st Quarter                         .07                      .025


Fiscal Year Ended May 31, 2006

         4th Quarter                         .09                       .03
         3rd Quarter                        .105                       .05
         2nd Quarter                        .105                      .006
         1st Quarter                       .0135                      .009

As of May 31, 2007, there were approximately 852 holders of record of the Company's common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

As of May 31, 2007, shares of the Company's common stock authorized for issuance under the Registrant's 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------- ------------------------------------------ ------------------------------------------
       Number of Shares to be Issued                     Weighted-Average                           Number of Shares
             Upon Exercise of                            Exercise Price of                         Remaining Available
            Outstanding Options                         Outstanding Options                        For Future Issuance
-------------------------------------------- ------------------------------------------ ------------------------------------------
                26,500,000                                    .06649                                    8,500,000
-------------------------------------------- ------------------------------------------ ------------------------------------------

There are no other equity compensation plans not approved by stockholders of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

Since its acquisition of FSI and Jacobs in May 2001, the Company has focused its efforts on the expansion of the ongoing business activities of FSI and Jacobs, namely insurance (surety) and investment management and advisory services. Central to its business plan was the acquisition of an insurance company to issue surety bonds utilizing collateralized surety programs developed by FSI, and marketed by Triangle Surety, with collateral accounts managed by Jacobs.

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

The acquisition of WVFCC consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines of business offered by WVFCC were not insurance lines that the Company intended to pursue. Since its acquisition, the Company has focused its primary efforts on the initial development and marketing of the business in West Virginia and raising additional capital to allow for future expansion of the business into other states.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED MAY 31, 2007

RESULTS OF OPERATIONS

The Company experienced a loss of $2,661,431 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) in fiscal 2007 as compared with a loss of $1,874,186 in fiscal 2006. While total revenues increased from approximately $333,000 in fiscal 2006 to approximately $823,000 in fiscal 2007, total expenses increased from approximately $1,482,000 in fiscal 2006 to approximately $2,042,000 in fiscal 2007. The increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006. The increase in expenses is largely attributable to expenses relating to the operation of FSC for a full year, costs expended for travel and professional fees incurred in the pursuit of additional capital to expand the business, and increased costs absorbed by Jacobs & Company as investment advisor to the Jacobs & Company Mutual Fund. Accretion and accrued dividends on preferred stock increased from approximately $380,000 in fiscal

2006 to approximately $1,333,000 in fiscal 2007. This increase is attributable to the preferred stock issuance being outstanding for only five months in fiscal 2006 as compared with twelve months in fiscal 2007.

FINANCIAL CONDITION

RESTRUCTURED FINANCING

In conjunction with the acquisition of FSC, a restructuring of the Company's financing was accomplished through the private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000. $2,860,000 was used in the acquisition and funding of the insurance subsidiary, with the remaining funds used to pay expenses attributable to the acquisition and the funding of on-going operations. Additionally, approximately $3,668,000 of indebtedness of the Company was converted into preferred stock and warrants reducing the Company's borrowings under short-term financing arrangements to approximately $167,000 as of December 30, 2005.

As an inducement to the initial preferred stock shareholders, warrants to purchase 45,402,996 shares of common stock at an exercise price of one-tenth of one cent ($.001) per share were issued with a five-year expiration period. Such warrants were valued at approximately $533,000 using the Black-Scholes pricing model. Additionally, the Series B preferred shares were issued at a twenty-five percent (25%) discount to the stated face value of $1,000 per share or approximately $2,217,650 in total. Additional shares of the Series B were subsequently sold at a discount of approximately four and one-half percent (4.5%) or approximately $36,000. Accordingly, the recorded values of the Series A and B preferred stock are being increased to their stated liquidation values using the interest method over a period of five years and such amounts are categorized as accretion of mandatorily redeemable preferred stock in the consolidated statement of operations.

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

The Series A designation was designed for issuance to principals desiring surety bonds under FSC's partially collateralized bonding programs. As designed, proceeds from the sale of Series A preferred stock is down-streamed to FSC to increase its capital and insurance capacity, although to the extent that proceeds from the sale of Series B preferred shares was used in the initial acquisition and funding of FSC, the Company was allowed to use such proceeds to redeem Series B preferred stock (Company option to redeem) or for funding of on-going operations. In the fiscal year ended May 31, 2007, proceeds from the sale of Series A preferred stock amounted to $318,000 of which $62,000 was used to redeem Series B preferred shares, $79,000 was retained for use in funding of on-going operations and $177,000 being down-streamed to FSC to increase its capital and surplus. Effective June1, 2007, the Company has agreed to the request by the West Virginia Insurance Department to downstream all future proceeds from the sale Series A preferred stock in order to build capital and surplus reserves of the insurance subsidiary to more substantial levels. The Series A designation contains a conditional redemption feature providing for the redemption of the Series A shares at any time after the seventh (7th) anniversary of the Issue Date, provided that the principal no longer requires surety bonds issued by FSC. Furthermore, once redeemed, the principal will no longer be eligible to participate in partially collateralized bonding programs offered by FSC. Surety bonds currently being issued by FSC are primarily for coal mining and reclamation permits, which are long-term in nature and continually evolve whereby outstanding bonds are periodically released as properties are mined and reclaimed and new bonds issued for properties to be mined in the future. Accordingly, this source of financing was designed to be long-term by nature.

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

RESTRICTIONS ON USE OF ASSETS

Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. Accordingly, cash, marketable investments, and other receivables held by FSC are restricted from use to fund operations or meet cash needs outside of the insurance company's domain. As of May 31, 2007, such assets amounted to approximately $4.07 million.


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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of May 31, 2007.

FSC is currently licensed to write coal permit and miscellaneous fixed-liability limit surety bonds in West Virginia. Coal permit bonds are required by regulatory agencies to assure the reclamation of land that has been disturbed by mining operations, and accordingly, is a highly regulated process by federal and state agencies. Such bonds are generally long-term in nature with mining operations and reclamation work being conducted in unison as the property is mined. Additionally, no two principals and properties are alike due to varied company structures and unique geography and geology of each site.

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

Miscellaneous fixed-liability limit surety bonds are generally fully collateralized by the principal's cash investment into a collateral investment account, managed by the Company's investment advisory subsidiary (Jacobs & Company) that mitigates FSC's exposure to loss. Losses can occur should the principal default on the performance required by the bond and the collateral held in the investment account experience deterioration in value.

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

LIQUIDITY AND GOING CONCERN

The Company has experienced significant operating losses of approximately $2,661,000 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) and $1,874,000 for the fiscal years ended May 31, 2007 and 2006, respectively. The Company continues to face significant working capital deficiencies and has not had adequate funds to pay its preferred stock dividend obligation. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue until FSC is able to develop a substantial book of business.

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as new entry into this market. Management believes that if FSC's capital and surplus reserves were significantly more substantial, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed.

Through the sharing of resources (primarily personnel) to minimize operating costs, although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reach more substantial levels. And while growth of the FSC business continues to provide additional cash flow to the Company's other subsidiaries, Jacobs and Triangle Surety, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2007 WITH 2006

The Company experienced a loss of $2,661,431 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) in fiscal 2007 as compared with a loss of $1,874,186 in fiscal 2006.

REVENUES

Revenues in fiscal 2007 amounted to $823,339 as compared with $332,599 in fiscal 2006. The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Revenue from the investment management segment, net of advisory referral fees, was $275,328 in fiscal 2007 as compared with $206,922 in fiscal 2006, representing an increase of $68,406. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from year to year with any large fluctuations being attributable to the growth or loss of assets under management. The increase in revenues is primarily attributable to managed collateral accounts associated with surety bonds issued by FSC. Investment advisory fees for individual and corporate investment accounts increased slightly from the addition of new clients, although offset by a decrease in advisory fees received from the Jacobs & Company Mutual fund resulting from a decline in assets under management.

Revenue from the surety insurance segment, consisting of FSC and TSA, was $548,011 for fiscal 2007 as compared with $125,677 for fiscal 2006. Revenues attributable to the insurance segment are as follows:

                                      Year Ended
                                       May 31,
                                   2007         2006
                                 --------    ---------
Premiums and commissions        $ 358,055    $  72,496
Net investment income             189,956       53,181
                                 --------    ---------
                        Total   $ 548,011    $ 125,677
                                =========    =========

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Whereas, commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be somewhat more "seasonable" from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. Investment income is expected to remain relatively consistent from period to period, but can fluctuate based on interest rates, market conditions and growth or loss of business.

While  the  increase  in  revenues   reflected  above  is  attributable  to  the
acquisition of FSC and the surety business that has been secured through Triangle Surety, the increase is skewed as a result of FSC being acquired on December 31, 2005 and reflecting only five-months of operations in fiscal 2006 as compared to a full-year for fiscal 2007. Premium written in fiscal 2007 amounted to $264,639, as compared with $249,018 in fiscal 2006, and is more reflective of the growth experienced in this segment of the business for the comparable periods. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.


EXPENSES

Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Incurred policy losses for fiscal 2007 have been recorded as $98,873 or 31.50% of earned premium as compared to $11,911 or 21.5% of earned premium for fiscal 2006. IBNR loss estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. FSC has experienced no claims for losses as of May 31, 2007.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions, and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2007 such costs amounted to $108,065 or 34.4% of earned premium as compared with $18,877 or 34.1% in fiscal 2006.

General and administrative expenses for fiscal 2007 were $1,641,237 as compared with $1,304,025 for fiscal 2006, representing an increase of $337,212 and are comprised of the following:


                                             Year Ended May 31,
                                           2007              2006    Difference
                                          ---------     ----------

Salaries and related costs                $ 790,725      $ 579,662    $ 211,063
General office expense                      112,991        103,128        9,863
Legal and other professional fees           304,108        239,836       64,272
Audit, accounting and related services      135,847        114,304       21,543
Travel, meals and entertainment              83,723         62,655       21,068
Other general and administrative            213,843        204,440        9,403
                                         ----------     ----------     ---------

Total general and administrative         $1,641,237    $ 1,304,025    $ 337,212
                                         ============   ============   =========

Salaries and related costs increased approximately $211,000. $121,000 of this increase was attributable to increased staffing and related costs necessitated by the company's growth and approximately $90,000 is attributable to increased stock option expense.

In fiscal 2007, legal and professional fees of approximately $304,000 included approximately $207,250 relating to the Company's on-going efforts to raise additional capital for the expansion of the surety business into other states. In fiscal 2006, legal and professional fees of approximately $240,000 includedapproximately $167,000 relating to the Company's acquisition of FSC and efforts to raise additional capital. Other legal and professional fees incurred in the respective years were for other corporate matters.

Expenses related to audit, accounting and related services increased by approximately $21,500 over fiscal 2006 and can be attributed to the annual and quarterly statutory filings required of FSC and other financial reporting issues encountered in fiscal 2007.

Expenses related to travel, meals and entertainment increased by approximately $21,000 over fiscal 2006 and the increase is primarily attributable to increased travel relating to the Company's on-going efforts to raise additional capital and to expand its surety business to other states.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed $181,612 of the Fund's operating expenses in fiscal 2007 as compared to $138,695 in fiscal 2006. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are now reimbursable to it for a period of up to three years. In fiscal 2007, the Fund's investment advisory fees amounted to $46,444 as compared to $52,839 in fiscal 2006. The Fund's assets under management declined from approximately $5.0 million in May 2006 to approximately $4.4 million in May 2007 resulting in the increased expense and decline in revenues experienced in fiscal 2007.

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

INTEREST EXPENSE AND INTEREST INCOME

Interest expense in fiscal 2007 amounted to $153,020 as compared with $345,031 in fiscal 2006, representing a decrease of $192,011. Interest expense in fiscal 2007 also includes an additional accrual of approximately $98,125 relating to additional interest owed on the Company's payroll tax liability, based on recent notices provided by the Internal Revenue Service. Such amount has been classified with the obligation and included in other liabilities in the
Consolidated Balance Sheet. The decrease is largely attributable to the restructuring of the Company's financing accomplished through the issuance of its Series B preferred stock in December 2005. After this refinancing, the Company's borrowings under short-term financing arrangements amounted to approximately $167,000 and were reduced to approximately $158,000 as of May 31, 2006. In fiscal 2007, additional borrowings under short-term borrowing arrangements were required in order to fund on-going operations. As of May 31, 2007, such short-term borrowing arrangements amounted to approximately $410,000.

Other income reflects interest earned on amounts due from a related party.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount, accrued but unpaid dividends on preferred stock and amounts by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock as follows:

                                            Year ended May 31,
                                            2007          2006
                                        -----------    ---------

Accretion of discount                    $ 494,651     $ 195,659
Accrued dividends                          827,797       184,512
Excess redemption price                     10,717             -
                                        -----------    ---------
                    Total               $1,333,165     $ 380,171
                                        ===========    =========

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 7:

                                                                        PAGE

         Table of Contents                                               F-1

         Report of Independent Registered Public Accounting Firm         F-2

         FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                      F-3
         Consolidated Statement of Operations                            F-4
         Consolidated Statement of Cash Flows                            F-5
         Consolidated Statement of Mandatorily Redeemable
                  Preferred Stock and Stockholders' Equity               F-7
         Notes to Consolidated Financial Statements                      F-9

         SCHEDULES

         Schedule I - Summary of Investments - Other than
                  Investments in Related Parties                         F-40
         Schedule II - Condensed Financial Information of
                  Registrant                                             F-41
         Schedule III - Supplementary Insurance Information              F-43
         Schedule VI - Supplemental Information                          F-44

                           JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                        PAGE

         Report of Independent Registered Public Accounting Firm         F-2

         FINANCIAL STATEMENTS

         Consolidated Balance Sheet                                      F-3
         Consolidated Statement of Operations                            F-4
         Consolidated Statement of Cash Flows                            F-5
         Consolidated Statement of Mandatorily Redeemable
                  Preferred Stock and Stockholders' Equity               F-7
         Notes to Consolidated Financial Statements                      F-9

         SCHEDULES

         Schedule I - Summary of Investments - Other than
                  Investments in Related Parties                         F-40
         Schedule II - Condensed Financial Information of
                  Registrant                                             F-41
         Schedule III - Supplementary Insurance Information              F-43
         Schedule VI - Supplemental Information                          F-44

Malin, Bergquist & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS & Business Advisors


             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Jacobs Financial Group, Inc.
Charleston, West Virginia

We have audited the accompanying consolidated balance sheet of Jacobs Financial Group, Inc. as of May 31, 2007, and the related consolidated statements of operations, cash flows, and mandatorily redeemable preferred stock and stockholders' equity for each of the years in the two-year period ended May 31, 2007. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacobs Financial Group, Inc. as of May 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note A to the financial statements, the company's significant net working capital deficit and operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malin, Bergquist & Company, LLP

Pittsburgh, PA
September 12, 2007

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEET


                                                                                               MAY 31, 2007
                                                                                               -----------
ASSETS

 INVESTMENTS AND CASH:
  Bonds held to maturity, at amortized costs                                                   $ 2,316,875
        (market value - 05/31/07 $2,308,003)
  Mortgage-back securities held to maturity, at amortized costs                                  1,369,411
        (market value - 05/31/07 $1,367,365)
  Short-term investments, at cost (approximates market value)                                      335,729
  Cash                                                                                              25,298
                                                                                               -----------

                                     TOTAL INVESTMENTS AND CASH                                  4,047,313


  Investment income due and accrued                                                                 35,294
  Premiums and other accounts receivable                                                            38,668
  Deferred policy acquisition costs                                                                 52,365
  Furniture and equipment, net of accumulated depreciation of $113,919                              23,628
  Other assets                                                                                      22,801
  Intangible assets                                                                                150,000
                                                                                               -----------

                                                   TOTAL ASSETS                                $ 4,370,069
                                                                                               ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Reserve for losses and loss expenses                                                           $ 110,784
  Reserve for unearned premiums                                                                    144,188
  Advance premiums                                                                                 127,034
  Accrued expenses and professional fees                                                           547,965
  Accounts payable                                                                                 345,895
  Notes payable                                                                                    410,136
  Accrued interest payable                                                                          16,095
  Other liabilities                                                                                511,751
                                                                                               -----------

                                              TOTAL LIABILITIES                                  2,213,848

  SERIES A  PREFERRED  STOCK,  $.0001  par value  per  share;  1 million  shares authorized; 1,427 shares issued and outstanding; stated
  liquidation value of $1,000 per share                                                          1,420,913
  SERIES B PREFERRED STOCK, $.0001 par value per share; 9,941.341 shares authorized;  9,596.940 shares issued and outstanding;  stated
  liquidation value of $1,000 per share                                                          8,526,059
                                                                                               -----------
                                                                                                 9,946,972
                   TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK


STOCKHOLDERS' EQUITY (DEFICIT)

  Common  stock,  $.0001  par value per  share;  490  million  shares
  authorized; 156,997,836 shares  issued and outstanding                                            15,700
  Additional paid in capital                                                                     2,082,647
  Accumulated deficit                                                                           (9,889,098)

                            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (7,790,751)
                                                                                               -----------

                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $ 4,370,069
                                                                                               ===========

         The  accompanying  notes are an integral part of these  consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENT OF OPERATIONS



                                                                              YEAR ENDED MAY 31,
                                                                        -----------------------------
                                                                            2007              2006
                                                                        -----------       -----------

REVENUES:

 Investment advisory services                                          $   270,133       $   206,922
 Insurance premiums and commissions                                        358,055            72,496
 Net investment income                                                     189,956            53,191
 Net realized investment gains (losses)                                          -               (10)
 Other income                                                                5,195                 -
                                                                        -----------       -----------
                                        TOTAL REVENUES                     823,339           332,599


EXPENSES:

 Incurred policy losses                                                     98,873            11,911
 Insurance policy acquisition costs                                        108,065            18,877
 General and administrative                                              1,641,237         1,304,025
 Mutual fund costs                                                         181,612           138,695
 Depreciation                                                               12,419             8,075
                                                                        -----------       -----------
                                        TOTAL EXPENSES                   2,042,206         1,481,583
                                                                        -----------       -----------

                       NET INCOME (LOSS) FROM OPERATIONS                (1,218,867)       (1,148,984)

 Gain on debt extinguishment                                                42,445                 -
 Interest expense                                                         (153,020)         (345,031)
 Interest income                                                             1,176                 -
                                                                        -----------       -----------

                                      NET INCOME (LOSS)                 (1,328,266)       (1,494,015)

 Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends                          (1,333,165)         (380,171)
                                                                        -----------       -----------

           NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS       $(2,661,431)      $(1,874,186)
                                                                        ===========       ===========


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                            $     (0.02)       $    (0.01)
                                                                        ===========       ===========


WEIGHTED-AVERAGE SHARES OUTSTANDING                                    156,281,466       133,022,038
                                                                       ===========       ===========

     The  accompanying  notes are an integral part of these  consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              YEAR ENDED MAY 31
                                                                        -----------------------------
                                                                            2007            2006
                                                                        ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                                     $ (1,328,266)   $ (1,494,015)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

   Unearned and advance premium                                              77,606         193,616
   Stock option expense                                                     206,682         117,979
   Stock issued for debt forbearance and guarantees                               -          61,775
   Provision for loss reserves                                               98,873          11,911
   Amortization of premium                                                   29,745           9,336
   Depreciation                                                              12,419           8,075
   Realized gains (losses) on sale of securities                                  -              10
   Premium and other receivables                                              9,106         (19,488)
   Accretion of Discount                                                     (5,024)        (20,274)
   Investment income due and accrued                                            652         (40,382)
   Deferred policy acquisition costs                                         18,034         (70,399)
   (Gain) on extinguishment of debt                                         (42,445)              -
   Change in operating assets and liabilities:
     Other assets                                                            11,062         (26,303)
     Accounts payable and cash overdraft                                    (60,711)        176,550
     Accrued expenses and other liabilities                                 413,507         323,665
                                                                        ------------      -----------

                    NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES     (558,760)       (767,944)

CASH FLOWS FROM INVESTING ACTIVITIES

 Advances to related party                                                  (76,173)        361,009
 Repayments from related party                                              127,227
(Increase) decrease of short-term investments                               861,002         656,317
 Repayment of mortgage-backed securities                                    431,064          89,672
 Redemption of bonds upon maturity                                          500,000               -
 Costs of bonds acquired                                                 (1,793,901)       (170,078)
 Costs of mortgage-backed securities acquired                              (473,036)     (1,389,911)
 Acquisition of insurance company                                                 -      (2,860,000)
 Purchase of furniture and equipment                                         (6,007)        (27,456)
                                                                        ------------      -----------

                    NET CASH FLOWS FROM (USED IN) INVESTING                (429,824)     (3,340,447)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party debt                                           158,166               -
 Repayment of related party debt                                           (197,448)              -
 Proceeds from issuance of Series A preferred stock and warrants            318,000       1,109,000
 Proceeds from issuance of Series B preferred stock and warrants            542,258       3,191,921
 Redemption of Series B preferred stock                                     (62,477)              -
 Proceeds from issuance of common stock                                      17,742          18,079
 Proceeds from exercise of common stock warrants                              1,500          14,171
 Proceeds from borrowings                                                   375,000       1,038,531
 Repayment of borrowings                                                   (138,859)     (1,263,748)
                                                                        ------------      -----------

            NET CASH FLOWS FROM FINANCING ACTIVITIES                      1,013,882       4,107,954

NET INCREASE (DECREASE) IN CASH                                              25,298            (437)

CASH AT BEGINNING OF PERIOD                                                       -             437
                                                                        ------------      -----------

CASH AT END OF PERIOD                                                  $     25,298       $       -
                                                                        ============      ===========

      The  accompanying  notes are an integral part of these  consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                                              YEAR ENDED MAY 31
                                                                        -----------------------------
                                                                            2007            2006
                                                                        ------------      -----------

SUPPLEMENTAL DISCLOSURES
 Interest paid                                                         $     49,388       $ 188,022
 Income taxes paid                                                                -               -
 Non-cash investing and financing transactions:
 Assumption of accounts payable by related party                            365,000               -
 Additional consideration for issuance of debt                                    -          61,775
 Accrued interest converted to notes payable                                      -          20,740
 Notes payable converted to Series B preferred stock                              -       3,480,026
 Accrued interest converted to Series B preferred stock                           -         154,184
 Accounts payable converted to Series B preferred stock                           -          33,740

 Acquisition of business (See Note C)





























       The  accompanying  notes are an integral part of these  consolidated financial statements.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               SERIES B
                                    SERIES A            MANDATORILY REDEEMABLE
                             MANDATORILY REDEEMABLE          CONVERTIBLE
                                 PREFERRED STOCK           PREFERRED STOCK
                              SHARES        AMOUNT       SHARES       AMOUNT
                              -------       -------      -------      -------
                             -------------------------------------------------

BALANCE, MAY 31, 2006           1,109   $ 1,035,841  9,095.599   $ 6,780,186

 Issuance of Series A
  and B Preferred Stock
  and common stock               318        318,000    560.000       542,258

 Issuance of common stock
  upon exercise of warrants        -              -          -             -

 Accretion of mandatorily
  redeemable convertible
  preferred stock                  -         15,199          -       479,451

 Accrued dividends of
  mandatorily redeemable
  convertible preferred stock      -         51,873          -       775,924

 Redemption of Series B
  Preferred Stock                  -              -    (58.659)      (51,760)

 Common stock option expense       -              -          -             -

 Net income (loss) from
  operations, year ended
  May 31, 2007                     -             -           -             -
                               ------  ------------  ----------  -----------

BALANCE, MAY 31, 2007          1,427   $ 1,420,913   9,596.940   $ 8,526,059
                               ======  ============  ==========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                           -----------------------------------------------------------------

                                          STOCKHOLDERS' EQUITY (DEFICIT)

                           -----------------------------------------------------------------
                             ADDITIONAL
                              PAID-IN                             ACCUMULATED
                              SHARES        AMOUNT     CAPITAL      DEFICIT        TOTAL
                              -------       -------    -------      -------        -----
                           -----------------------------------------------------------------

BALANCE, MAY 31, 2006        154,937,836   $ 15,494  $ 1,856,929  $(7,227,668)  $(5,355,245)

 Issuance of Series A
  and B Preferred Stock
  and common stock               560,000         56       17,686            -        17,742

 Issuance of common stock
  upon exercise of warrants    1,500,000        150        1,350            -         1,500

 Accretion of mandatorily
  redeemable convertible
  preferred stock                      -          -            -     (494,650)     (494,650)

 Accrued dividends of
  mandatorily redeemable
  convertible preferred stock          -          -            -     (827,797)     (827,797)

 Redemption of Series B
  Preferred Stock                      -          -            -      (10,717)      (10,717)

 Common stock option expense           -          -      206,682            -       206,682

 Net income (loss) from
  operations, year ended
  May 31, 2007                         -          -            -   (1,328,266)   (1,328,266)
                             -----------  --------- ------------  ------------  ------------

BALANCE, MAY 31, 2007        156,997,836   $ 15,700  $ 2,082,647   $(9,889,098)  $(7,790,751)
                             ===========  ========= ============  ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       F-7
                                   (continued)

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)



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

Net income (loss), from
 operations, year ended
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






               Theaccompanying notes are an integral part of these
                       consolidated financial statements.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND BUSINESS
----------------------------------

ORGANIZATION AND NATURE OF BUSINESS

Jacobs Financial Group, Inc. (the "Company" or "JFG"), formerly NELX, Inc., was incorporated in Kansas on March 25, 1983. In 2001, the Company acquired all the outstanding stock of two corporations located in Charleston, West Virginia:
Jacobs & Company ("Jacobs") and FS Investments, Inc. ("FSI"). Jacobs is a registered investment advisory firm that derives its revenue from asset-based investment advisory fees. FSI, through its wholly-owned subsidiary Triangle Surety Agency, Inc. ("Triangle"), is engaged in the business of placing surety bonds with insurance companies for clients engaged in regulated industries, such as the extraction of coal, oil and gas. FSI receives commission income from the placement of these bonds and is licensed in ten states primarily in the eastern United States. On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire & Casualty Company ("WVFCC"), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. Following the acquisition, the name of WVFCC was changed to First Surety Corporation ("FSC"). FSC receives insurance premium income in connection with the issuance of surety bonds. The Company and its subsidiaries are subject to the business risks inherent in the financial services industry.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $2,661,000 and $1,874,000 for the years ended May 31, 2007 and 2006. Losses are expected to continue until FSC develops substantial business. While improvement is anticipated as the Company's business plan is implemented, restrictions on the use of FSC's assets (See Note D), the company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

begins after June 15, 2005. JFG has adopted the provisions of SFAS 123R with respect to its stock-based compensation plan (See Note L).

In December 2004, the FASB issued FASB Statement No. 153 "Exchanges of Nonmonetary Assets-an amendment of APB Opinion Non. 29". This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application was permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement was issued. The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company's results of operations or financial position.

In June 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections" which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement was effective for fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 did not have a material impact on the Company's results of operations or financial position.

In February 2006, FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140". This statement address accounting issues relating to beneficial interests in securitized financial assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. This Statement is to be adopted for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of the provisions of SFAS No. 157 to have a material impact on the Company's results of operations or financial position.

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of the effprior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The application of SAB 108 did not have a material impact on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment oStatement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Such items include recognized financial assets and financial liabilities, firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide these goods or services and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years ending after November 15, 2007 although early adoption is permitted. Management does not expect the application of SFAS No. 159 to have a material impact on the Company's results of operations or financial position.

In June 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes" was issued and interprets FASB Statement No. 109 "Accounting for Income Taxes. FIN No. 48 establishes the accounting for uncertain tax positions, including recognition and measurement of their financial statement effects. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has significant operating loss carryforwards, the benefits of which having been fully reserved by a valuation allowance of the same amount due to uncertainty as to the likelihood of ultimate realization. Management is in the process of evaluating the implications of FIN No. 48, and while no material impact on the Company's results of operations or financial position are foreseen.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

Fees for investment advisory services are based on an agreed percentage of the value of client assets under management and are accrued monthly based on the market value of client assets.

Surety premiums are recorded as receivables when due and are earned pro rata over the term of the policies. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage. The reserve for unearned premium is determined using the monthly pro rata method. Advance premiums represent renewal premiums paid in advance of the effective renewal date.

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALLOWANCE FOR UNCOLLECTIBLE PREMIUM AND OTHER RECEIVABLES

The majority of our fee revenue is generated by services provided to companies throughout the Eastern United States. We evaluate the need for a reserve for the amount of these receivables that may be uncollectible, based on historical collection activity adjusted for current conditions. Premium and other receivables are charged-off as uncollectible if not collected within 120 days. Based on this evaluation, management believes that substantially all accounts receivable are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

IMPAIRMENT

We evaluate long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by discounting estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections and estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges related to these facilities.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RECLASSIFICATIONS

Certain amounts in the 2006 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2007 and for the year then ended. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

NOTE C-ACQUISITION
------------------

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of FSC allows the Company to pursue its business plan to market and issue surety bonds utilizing programs developed by the Company's subsidiary, FS Investments, Inc. (FSI). FSI's subsidiary, Triangle Surety Agency, Inc.
(TSA), served as managing general agent for First Surety. Collateral required as a condition of the issuance of surety bonds under the insurance company's programs is generally managed by the investment advisory subsidiary of the Company, Jacobs & Company (J&C).

The successful implementation of the business plan by the Company will create revenue streams from insurance premium for the issuance of surety bonds and investment advisory fees relating to the management of the collateral securing the surety bonds. The bonding programs offered are specialized in nature and are targeted to the coal and oil & gas industries.

The acquisition of WVFCC consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines of business offered by WVFCC are not insurance lines that the Company intends to pursue. Accordingly, pro forma information relating to the acquisition as if it had occurred as of the beginning of the reported period has been omitted as it would not be meaningful. The Company's Consolidated Financial Statements include the assets, liabilities and results of operationsof FSC subsequent to its acquisition on December 30, 2005.

NOTE D - INVESTMENTS
--------------------

The Company's insurance subsidiary (FSC) held the following investments, by security type, with the positive intent and ability to hold to maturity:

                                              MAY 31, 2007

                                              GROSS       GROSS
                              AMORTIZED     UNREALIZED  UNREALIZED  FAIR MARKET
                                COST          GAINS       LOSSES       VALUE
                              ---------     ----------  ---------   ----------
  U. S. Government and
  government agencies        $2,216,875     $     199   $   9,071   $2,208,003

  U.S Government agency
  mortgage-backed
  securities                  1,369,411         1,728       3,774    1,367,365

  Certificate of deposit        100,000             -           -      100,000
                             ----------     ---------  ----------   ----------

                             $3,686,286     $   1,927   $  12,845   $3,675,368
                             ==========     =========  ==========   ==========

The amortized cost and estimated market values of investments in fixed-maturities held-to-maturity at May 31, 2007 are as follows:

                                                     AMORTIZED       FAIR MARKET
                                                       COST             VALUE
                                                     ----------      -----------

         Due in one year or less                     $  450,692      $   449,469

         Due after one year through five years          869,199          866,968

         Due after five years through ten years         996,984          991,566
                                                     ----------      -----------

                                                     $2,316,875      $ 2,308,003
                                                     ==========      ===========



U.S. government agency mortgaged-backed securities held by the Company as of May 31, 2007 have the following estimated average remaining life. Expected maturities differ from contractual maturities because borrowers of the underlying mortgages have a right to prepay obligations.

                                                      AMORTIZED    FAIR MARKET
                                                         COST         VALUE
                                                     ----------    -----------

         Due in one year or less                     $   16,610    $    16,379

         Due after one year through five years          569,533        568,453

         Due after five years through ten years         783,268        782,533
                                                     ----------    -----------

                                                     $1,369,411    $ 1,367,366
                                                     ==========    ===========

Statutory deposits consisting of securities with a carrying value of $522,791 were deposited by the Company's insurance subsidiary under requirements of regulatory authority. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the Insurance Commissioner. Accordingly, investments and cash in the amount of $4,034,630 as of May 31, 2007 are restricted to the use of FSC.

The Company held no investments classified as available-for-sale.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of net investment income follows:

                                                2007             2006
                                             --------          --------

       Bonds-fixed maturities                $ 55,836          $ 17,027

       Mortgage-backed securities              71,132             6,913

       Short-term investments                  63,779            32,880
                                             --------          --------

       Total investment income                190,747            56,820

       Investment expenses                        791             3,629
                                             --------          --------

       Net investment income                 $189,956          $ 53,191
                                             ========          ========


The realized investment gains (losses) and increase (decrease) in unrealized appreciation of investments were as follows:

                                                       2007             2006
                                                    --------         ---------

     Realized gains (losses) on investments:

              Bonds-fixed maturities                $      -         $      -

              Mortgage-backed securities                   -                -

              Short-term investments                       -              (10)
                                                    --------         ---------

     Realized gains (losses)                        $      -         $    (10)
                                                    ========         =========



     Increase (decrease) in unrealized appreciation of investments:

              Bonds-fixed maturities                $ (3,061)       $  (5,811)

              Mortgage-backed securities              15,624          (17,670)
                                                    --------         ---------

     Increase (decrease) in
       unrealized appreciation                      $ 12,563        $ (23,481)
                                                    ========         =========

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E-DEFERRED POLICY ACQUISITION COSTS
----------------------------------------

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.

                                                      2007           2006
                                                    ---------     ----------

         Balance at beginning of year              $  70,399      $       -

         Acquisition costs deferred                   90,031         89,276

         Amortization charged to operations         (108,065)       (18,877)
                                                    ---------     ----------

         Balance at end of year                    $  52,365      $  70,399
                                                    =========     ==========



NOTE F - INTANGIBLES
--------------------

As the result of the acquisition of the stock of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair market value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2007 and 2006.


NOTE G-RESERVE FOR LOSSES AND LOSS EXPENSE
------------------------------------------

Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. As of May 31, 2007, the Company's insurance subsidiary, FSC, is only licensed to write surety in West Virginia and has focused its primary efforts towards coal permit bonds while also providing other miscellaneous surety bonds that are substantially secured by collateral consisting of investment accounts that are managed by Jacobs.

Reclamation of land that has been disturbed by mining operations is a highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work .being conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

geography and geology of each site. In underwriting such bonds, management obtains estimates of costs to reclaim the properties subject of the permit(s) in accordance with those mining permit(s), as prepared by independent outside professionals experienced in this field of work, and hired by FSC, in addition to other underwriting and financial risk considerations. FSC requires the principal to provide cash in amounts deemed to be sufficient to reclaim the disturbed land and thus mitigate the exposure to significant loss. Such cash is invested in investment collateral accounts managed by Jacobs utilizing conservative investment strategies. Inspections of mining activity and reclamation work are performed on a regular basis with initial costs estimates being updated periodically. Should the principal default in the obligation to reclaim the property in accordance with the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or would be required to forfeit the face amount of the bond to the agency to which the bond is issued. Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. As a newly licensed insurance company, FSC has experienced no claims for losses as of May 31, 2007 and thus provisions for losses and loss adjustment expense have been based on industry averages adjusted for other factors unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.

At December 31, the reserve for losses and loss expenses consisted of:

                                                      2007              2006
                                                    --------         --------

         Balance at beginning of year               $ 11,911         $      -

         Incurred policy losses-current year          98,873           11,911
         Incurred policy losses-prior years                -                -

         Amounts paid- current year losses                 -                -
         Amounts paid- prior year losses                   -                -
                                                    --------         --------

         Balance at end of year                     $110,784         $ 11,911
                                                    ========         ========

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - NOTES PAYABLE
----------------------

At May 31, 2007, the Company had the following unsecured notes payable to individuals and a commercial bank:

         Unsecured demand notes payable to individuals;            $ 75,000
         interest rate fixed @ 10.00%

         Unsecured short-term advances from principal                15,762
         shareholder and chief executive officer;
         interest rate fixed @ 12.00% (Also See Note U -
         Related Party Transactions)

         Unsecured notes payable to individuals maturing             49,985
         December 31, 2007; interest payable calendar quarterly; interest rate fixed @ 10.00%

         Unsecured note payable to an individual due                 25,000
         in full upon consummation by Company of a qualified equity offering providing net proceeds of at least $50 million; or if such a qualified equity offering is not consummated by the six-month anniversary date of the note (November 16, 2007), accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the amount of $1,607 commencing February 16, 2008;
         interest rate fixed @ 10.00%

         Furthermore, upon retirement of note upon consummation of a qualified equity offering, the Company shall issue .0125% of the Company's outstanding common shares immediately following such offering as additional consideration; in the event that consummation of a qualified equity offering is not achieved by November 16, 2007, then the Company shall issue .0625% of the Company's outstanding common shares at such date and shall issue .025% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the note

         Unsecured term note payable to commercial bank            244,389
         in the original amount of $250,000 and payable
         in equal monthly payments of $5,738; interest
         rate fixed @ 13.25%                                      --------
                                                                  $410,136
                                                                  ========

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled maturities and principal payments for each of the next five years are as follows:

         Fiscal year 2007-2008 (including demand notes)     $188,142
         Fiscal year 2008-2009                                49,218
         Fiscal year 2009-2010                                56,064
         Fiscal year 2010-2011                                63,868
         Fiscal year 2011-2012                                49,748
         Thereafter                                            3,096
                                                            --------
                                                            $410,136
                                                            ========


NOTE I - OTHER LIABILITIES
--------------------------

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The total liability, including an estimate for penalties and interest, is approximately $500,625 and is included in the Company's financial statements under Other Liabilities. Management continues to seek financing arrangements that will allow it to fully satisfy this obligation as soon as possible.

NOTE J - REDEEMABLE PREFERRED STOCK
-----------------------------------

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of May 31, 2007, the Company has issued an additional 1,077 shares of Series A Preferred Stock in exchange for cash investments in the amount of $1,077,000. As of May 31, 2007 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $55,663 through March 31, 2007.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,890.599 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock, and pari

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

passu with the Company's Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and nonassessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. As of May 31, 2007, the Company has issued an additional 785 shares of Series B Preferred Stock and 785,000 shares of the Company's common stock as additional consideration, in exchange for cash investments in the amount of $785,000. Additionally the Company has redeemed
58.659 shares at a redemption price of $62,477. As of May 31, 2007 the Company has chosen to defer payment of dividends on the Series B Preferred Stock with such accrued and unpaid dividends amounting to $953,178 through March 31, 2007.

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's Series A and B preferred stock each have mandatory redemption features that subject the Company to the analysis of equity versus liability. In accordance with SFAS 150, both Series A and B have features that embody a conditional obligation to redeem the instrument upon events not certain to occur and accordingly, are not classified as liabilities until such events are certain to occur. With respect to the Series A Preferred Stock, such condition is contingent upon the holder having no further need for surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, having no such surety bonds then outstanding. With respect to the Series B Preferred Stock, in accordance with SFAS 150, if the stock provides an option to the holder to convert to common shares at a rate equivalent to fair value, then the financial instruments are not mandatorily redeemable during the period in which the holder can convert the shares into common shares. Accordingly, the Company has determined that both the Series A and B preferred stocks should not be classified as liabilities. However, in accordance with Securities and Exchange Commission (SEC) Issued Topic No. D- 98, SEC Staff Announcement, "Classification and Measurement of Redeemable Securities", a company that issues preferred shares that are conditionally redeemable (i.e., the shares are not within the scope of SFAS 150 because there is no unconditional obligation to redeem the shares at a specified or determinable date or upon an event certain to occur) is required to account for the conditionally redeemable preferred shares in accordance with Accounting Series Release 268, which states that the shares are to be reflected on the company's balance sheet between total liabilities and stockholders' equity as temporary equity.

NOTE K - STOCK WARRANTS
-----------------------

At May 31, 2007, the Company had issued and outstanding warrants to purchase 15,404,666 shares of common stock.

On December 30, 2005, the Company issued warrants to purchase 45,402,996 shares of common stock in connection with the Series A and B Preferred Stock private placements of which 13,404,666 remain outstanding. The exercise price of the warrants is one-tenth of one cent ($.001) per share. The warrants expire on December 30, 2010. The warrants were valued using the Black-Scholes pricing model. The warrants issued in connection with the Series A Preferred Stock were

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valued at $.08 per share or $83,043. The warrants issued in connection with the Series B Preferred Stock were valued at $.01 per share or $449,972.

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

On October 12, 2005, the board of directors approved a severance arrangement for a long-time employee of the Company terminated by reason of disability. The arrangement included (i) continuing salary and benefits through May 2006, and
(ii) an award of 1,000,000 options to acquire common shares at an exercise price of four cents ($.04) per share. The estimated value of continuing salary and benefits was approximately $30,000, and the estimated value of the options awarded was approximately $13,500. The term of the options is five years and expires in October 2010.

On May 25, 2006, the compensation committee of the board of directors awarded 23,400,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share, of which 5,500,000 shares vested immediately and the remaining 17,900,000 options vesting over the next four years ending in May 2010. The term of the options is five years and expires in May 2011.

On December 28, 2006, the compensation committee of the board of directors awarded 2,100,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 450,000 shares vested

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

immediately and the remaining 1,650,000 options vesting over the next three years ending in December 2009. The term of the options is five years and expires in December 2011.

Stock-based compensation expense attributable to such awards amounted to approximately $206,700 and $118,000 in fiscal years ended May 31, 2007 and 2006 respectively. Unrecognized compensation expense related to non-vested awards at May 31, 2007 was approximately $154,500 and is expected to be recognized over the next three years.

The following table summarizes option activity under the Plan for the years ended May 31, 2006 and 2007.

                                                         2006
                                            WEIGHTED-AVG.
                                              EXERCISE        NO. OF SHARES
                                                PRICE          UNDER OPTION
                                            ---------         ------------
         Balance at June 1, 2005                 n/a                     -
         Options granted                     $.06877            24,400,000
         Options exercised                         -                     -
         Options canceled/expired                  -                     -
                                            ---------         ------------
         Balance at May 31, 2006             $.06877            24,400,000
                                            =========         ============
         Exercisable at May 31, 2006         $.06538             6,500,000
                                            =========         ============


                                                        2007
                                            WEIGHTED-AVG.
                                              EXERCISE        NO. OF SHARES
                                                PRICE          UNDER OPTION
                                            ---------         ------------
         Balance at June 1, 2006             $.06877            24,400,000
         Options granted                     $.04000             2,100,000
         Options exercised                         -                     -
         Options canceled/expired                  -                     -
                                            ---------         ------------
         Balance at May 31, 2007             $.06649            26,500,000
                                            =========         ============

         Exercisable at May 31, 2007         $.06635            11,916,667
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

                 Option term (years)                4.76
                 Volatility                          100%
                 Risk-free interest rate            4.93%
                 Dividend yield                     0.00%

                 Weighted-average fair
                 value per option granted         $0.018

NOTE M - INCOME TAXES
---------------------

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statement. Such differences include the income recognition of a portion of the unearned premium reserve, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2007, the Company had operating loss carryforwards of approximately $12.4 million. These carryforwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carryforwards are substantially limited.

The Company has fully reserved the $4.2 million tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

NOTE N-STOCKHOLDERS EQUITY
--------------------------

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

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2006, the Company has issued an additional 225,000 of the Company's common stock as additional consideration in connection with the sale of 225 shares of Series B Preferred Stock, in exchange for cash investments in the amount of $225,000. The shares were valued at approximately $.0804 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $18,079.

In fiscal 2007, the Company has issued an additional 560,000 of the Company's common stock as additional consideration in connection with the sale of 560 shares of Series B Preferred Stock, in exchange for cash investments in the amount of $560,000. The shares were valued at approximately $.0317 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $17,742.

NOTE O-STATUTORY FINANCIAL DATA (UNAUDITED)
------------------------------------------

The Company's insurance subsidiary files calendar year financial statements prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principals are that statutory financial statements do not reflect deferred policy acquisition costs and certain assets are non-admitted.

Statutory surplus as of May 31, 2007 and net income for the Company's insurance subsidiary the calendar year ended December 31, 2006 and five-month periods ended May 31, 2007 and 2006 are as follows:

                  Statutory Surplus, May 31, 2007             $ 3,556,077
                  Net Income (Loss), Calendar year 2006          (100,851)
                  Net Income (Loss), Five-month period 2007      (  9,301)
                  Net Income (Loss), Five-month period 2006      (144,246)

Statutory surplus exceeds the minimum capital requirements provided by West Virginia state law of $2.0 million.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Consent Order issued by the Commissioner of the State of West Virginia for the acquisition of the insurance subsidiary by the Company, no dividends can be declared or paid from the insurance subsidiary without the prior written approval of the Insurance Commissioner.

NOTE P - COMMITMENTS
--------------------

LEASE COMMITMENTS

The Company leases certain office equipment with combined monthly payments of approximately $835 that have varying remaining terms of less than five years. The Company's lease of office, parking space and storage space have lease terms of one year or less at an approximate monthly rate of $3,845 through January 2008.

The Company leases an apartment for corporate use that has a remaining term of 6 months at a monthly rate of $545.00 plus electric utilities.

The Company holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $160 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

Rental expense for these lease commitments totaled approximately $62,250 and $49,500 during 2007 and 2006.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2007 are:

                           2008                     $12,965
                           2009                       9,695
                           2010                       8,534
                           2011                       6,909
                           2012                       6,909

NOTE Q - FINANCIAL INSTRUMENTS
------------------------------

FAIR VALUE

The following methods and assumptions were used to estimate fair market value of each class of financial instruments for which it is practicable to estimate that value:

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE R - OTHER RISKS, UNCERTAINTIES AND CONCENTRATIONS
------------------------------------------------------

CONCENTRATION OF CREDIT RISK

Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial
Instruments with Concentrations of Credit Risk", requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

As of May 31, 2007 the Company's investment securities of approximately $4,022,000 are solely comprised of bonds issued by the U.S. government and government agencies, mortgage-backed securities that are guaranteed by U.S government agencies, certificates of deposit fully insured by the Federal Deposit Insurance Corporation and money-market mutual funds. Such instruments are generally considered to be of the highest credit quality investment available.

The Company transacts the majority of its business with four financial institutions, two for commercial banking services and the others for brokerage and custodial services. Periodically, the amount on deposit in financial institutions providing commercial banking services exceeds the $100,000 federally insured limit. Management believes these financial institutions are financially sound. With respect to the financial institutions providing brokerage and custodial services, amounts on deposit are invested in money market funds comprised of high quality money market instruments consisting of

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certificates of deposit, bankers' acceptances, prime commercial paper, corporate obligations, municipal obligations and U.S. government securities.

Management believes that substantially all receivables are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

CONCENTRATION IN PRODUCTS, MARKETS AND CUSTOMERS

The Company's insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and has focused its primary efforts towards coal permit bonds. Such business accounts for approximately 50% of the Company's fiscal 2007 revenues. Furthermore, the Company provides surety bonds to three companies that share common ownership interests. In 2007, this group of customers accounted for approximately $343,000, or 42%, of the Company's revenues, of which approximately $263,000 constituted revenues in the surety insurance segment and $80,000 constituted revenues in the investment advisory segment of the Company's business.

NOTE S - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       YEAR ENDED
INDUSTRY SEGMENT                             MAY 31, 2007       MAY 31, 2006
----------------                             ------------       ------------
REVENUES:
 Investment advisory                         $    275,328       $    206,922
 Surety insurance                                 548,011            125,677
 Corporate                                          1,176                  -
                                             ------------       ------------
 Total revenues                              $    824,515       $    332,599
                                             ============       ============

OPERATING INCOME (LOSS):
 Investment advisory                         $  (372,839)       $  (537,298)
 Surety insurance                                  93,759          (161,255)
 Corporate                                    (1,049,186)          (795,462)
                                             ------------       ------------
 Total operating income (loss)               $(1,328,266)       $(1,494,015)
                                             ============       ============

IDENTIFIABLE ASSETS:
 Investment advisory                         $    45,555        $    40,271
 Surety insurance                              4,298,295          3,858,319
 Corporate                                        26,219            402,306
                                             ------------       ------------
 Total assets                                $ 4,370,069        $ 4,300,896
                                             ============       ============

CAPITAL ACQUISITIONS:
 Investment advisory                         $         -        $       317
 Surety insurance                                      -             15,992
 Corporate                                         6,007             11,696
                                             ------------       ------------
 Total capital acquisitions                  $     6,007        $    28,005
                                             ============       ============

DEPRECIATION CHARGED TO
IDENTIFIABLE ASSETS:
 Investment advisory                         $     4,800        $     5,900
 Surety insurance                                  3,310                965
 Corporate                                         4,309              1,210
                                             ------------       ------------
Total depreciation                           $    12,419        $     8,075
                                             ============       ============

INTEREST EXPENSE:
  Investment advisory                        $    91,487        $   124,864
  Surety insurance                                 4,362             41,246
  Corporate                                       57,171            178,921
                                             ------------       ------------
Total interest expense                       $   153,020        $   345,031
                                             ============       ============

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - COMPREHENSIVE INCOME
-----------------------------

There  are  no  adjustments   necessary  to  net  income  as  presented  in  the
accompanying   statements  of  operations  to  derive  comprehensive  income  in accordance with SFAS No. 130, "Reporting Comprehensive Income."

NOTE U - RELATED PARTY TRANSACTIONS
-----------------------------------

BORROWING AND OTHER TRANSACTIONS OF LARGEST SHAREHOLDER AND CEO

For the past several years the Company's operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations together with the loans by Mr. Jacobs to the Company, "back-to-back loans") with interest rates ranging from 6.75% to 12%.

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

During the year ended May 31, 2006, the Company made net repayments of $1,170,546 on the back-to-back loans which was $508,036 more than the original loans and interest charges. In accordance with the Assumption Agreement, the Company assigned to Mr. Jacobs and Mr. Jacobs assumed responsibility for payment of certain debt totaling $101,326 and accounts payable totaling $365,000 during the year ended May 31, 2006. The debt obligation was re- issued in the name of Mr. Jacobs; and therefore the debt amount was relieved and offset against the receivable from Mr. Jacobs. Although the Company assigned accounts payable totaling $365,000 to Mr. Jacobs through the Assumption Agreement, for financial reporting purposes under generally accepted accounting principles, the accounts payable amount could not be derecognized until either paid or released by the

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

creditor. On September 13, 2006, the Company did receive a release from the obligee of the $365,000 accounts payable that was assumed by Mr. Jacobs pursuant to the Assumption Agreement. Accordingly, the assumption of the accounts payable was offset against the balance due from Mr. Jacobs as of May 31, 2006 of $361,009.

During fiscal 2007, advances to the Company from Mr. Jacobs amounted to $285,392 and repayments to Mr. Jacobs amounted to $273,620. As of May 31, 2007, the balance due Mr. Jacobs was $15,763.

During fiscal 2006, Mr. Jacobs invested $500,000 for the purchase of 666.667 shares of the Company's Series B preferred stock and 3,333,333 stock warrants on the same terms and conditions as other initial investors that made investments in the Company's Series B preferred shares. Such warrants were exercised in a cashless transaction resulting in the issuance in 3,300,000 shares of the Company's common stock.

BORROWING FROM DIRECTOR

On three separate occasions, dating from January 26, 2004 to March 5, 2004, the Company borrowed funds totaling $105,000 from a closely-held company of one of the Company's directors. Such promissory notes were unsecured borrowings, payable on demand with interest accruing at a rate of ten percent (10.00%) per annum, which was comparable to other Company borrowings from individuals that were obtained from time to time. On July 19, 2004, the Company borrowed an additional $25,000 on the same terms and conditions as the previous notes.

During fiscal 2006, principal in the amount of $90,000 was converted to 120 shares of the Company's Series B preferred stock and 600,000 stock warrants on the same terms and conditions as other individuals that had made loans to the Company. The principal balance owed after this transaction was $21,221 which was repaid in full over the following 12-month period and included interest expense of $1,840.

BORROWING FROM EXECUTIVE OFFICER

During fiscal 2006, as an accommodation to assist in the closing of the transaction for the purchase of WVFCC by the Company from Celina, the Company borrowed funds from one of its executive officers in the amount of $75,000

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilitated through a back-to-back borrowing from a commercial bank. Such funds were repaid within one week upon receipt by the Company of committed funds from an unrelated third-party. Interest and fees paid in connection with this borrowing amounted to $1,001 which is identical to the amounts incurred by the executive officer from the commercial bank.

75,000 shares of the Company's common stock was issued to the executive officer as additional consideration for extending such credit, consistent with additional consideration (shares of common stock) provided to other individuals extending credit to the Company.

NOTE V - EVENTS SUBSEQUENT TO MAY 31, 2007
------------------------------------------

Subsequent to May 31, 2007, the Company has borrowed $150,000 from individuals and closely-held companies under unsecured demand notes bearing interest rates at 10.00% per annum and has issued 100,000 shares of its common stock as additional consideration for the extension of such credit. Additionally, the Company has received net unsecured advances from its largest shareholder and CEO amounting to approximately $111,500. Also, the Company has issued 25 shares of its Series B preferred stock and 25,000 shares of its common stock in exchange for proceeds of $25,000. Such borrowings have been used to fund on-going operations.

On June 30, 2007, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock and Series B Preferred stock with such accumulated accrued and unpaid dividends amounting to $70,465 and $1,163,652 as of June 30, 2007.

In September 2007, the Company borrowed $2,100,000 in the aggregate from a group of individuals to provide bridge-financing to finance the Company until a larger, more permanent financing the Company contemplates undertaking and to pay fees and expenses in connection with such a capital raise. The terms of this borrowing provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $50 million; or if such a qualified equity offering is not consummated by the six-month anniversary date of the notes (March 2008), accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the aggregate amount of $134,975 commencing in June 2008. The interest rate on such notes are fixed at 10.00%. Furthermore, upon retirement of the notes upon consummation of a qualified equity offering, the Company shall issue a total of 4.20% of the Company's outstanding common shares immediately following such offering as additional consideration; in the event that consummation of a qualified equity offering is not achieved by March 2008, then the Company shall issue a total of

                           JACOBS FINANCIAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.20% of the Company's outstanding common shares at such date and shall issue a total of 1.68% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes.

Additionally, terms of the $25,000 note payable outstanding as of May 31, 2007 have been modified in accordance with the terms of the Company's agreement with the holder of the note to correspond to the terms of the $2,100,000 bridge-financing obtained in September 2007. Accordingly, upon retirement of the note upon consummation of a qualified equity offering, the Company shall issue a total of 0.05% of the Company's outstanding common shares immediately following such offering as additional consideration; in the event that consummation of a qualified equity offering is not achieved by March 2008, then the Company shall issue a total of 0.05% of the Company's outstanding common shares at such date and shall issue a total of .02% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the note. All other terms and conditions remain unchanged.

                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF INVESTMENTS-
 OTHER THAN INVESTMENTS IN RELATED PARTIES                                                                    SCHEDULE I
----------------------------------------------------------------------------------------------------------------------------




                                                                                                                    AMOUNT
                                                                                                                   AT WHICH
 AT MAY 31, 2007                                                                                                 SHOWN IN THE
                                                                           COST*                VALUE            BALANCE SHEET
                                                                          ---------           ---------            ---------
 Fixed maturities:
 Bonds:
  United States government and government agencies and authorities        2,216,875           2,208,003            2,216,875
  Certificate of deposit                                                    100,000             100,000              100,000
                                                                          ---------           ---------            ---------
  Total fixed maturities                                                  2,316,875           2,308,003            2,316,875

 Equity securities:
                                                                                  -                   -                    -
                                                                          ---------           ---------            ---------
  Total equity securities                                                         -                   -                    -


 Mortgage-backed securities guaranteed by U.S. government agency          1,369,411           1,367,365            1,369,411

 Short-term investments, at cost (approximates market value)                335,729             335,729              335,729
                                                                          ---------           ---------            ---------

  Total investments                                                       4,022,015           4,011,097            4,022,015
                                                                          =========           =========            =========


 * Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accrual of discounts

                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

---------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                  SCHEDULE II
---------------------------------------------------------------------------------------------


BALANCE SHEET - PARENT COMPANY ONLY
                                                                                MAY 31, 2007
                                                                                ------------
 ASSETS:
  Cash                                                                          $     12,378
  Accounts receivable from affiliates                                                  2,656
  Prepaid expense and other assets                                                     1,656
  Furniture and equipment, net                                                        12,184
  Investment in subsidiaries, equity method                                        2,995,605
  Due from affiliates, net                                                           113,589
                                                                                ------------

        Total assets                                                            $  3,138,068
                                                                                ============

 LIABILITIES:
  Accounts payable                                                              $     83,121
  Accrued expenses and professional fees                                             478,735
  Notes payable                                                                      410,136
  Other liabilities                                                                    9,855
                                                                                ------------

        Total liabilities                                                            981,847

 MANDATORILY REDEEMABLE PREFERRED STOCK                                            9,946,972

 STOCKHOLDERS EQUITY:
  Common stock                                                                        15,700
  Additional paid in capital                                                       2,082,647
  Accumulated deficit                                                             (9,889,098)
                                                                                ------------

        Total stockholders equity (deficit)                                       (7,790,751)
                                                                                ------------

        Total liabilities and stockholders equity                               $  3,138,068
                                                                                ============

STATEMENT OF INCOME - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                    2007          2006
                                                                                -----------   -----------
 REVENUES
  Equity in undistributed net income (loss) of consolidated subsidiaries        $  (279,080)  $  (698,553)

 EXPENSES:
  General and administrative                                                        987,734       615,331
  Interest                                                                           57,143       178,921
  Depreciation                                                                        4,309         1,210
                                                                                -----------   -----------

        Total expenses                                                            1,049,186       795,462
                                                                                -----------   -----------

        Net income (loss)                                                        (1,328,266)   (1,494,015)

  Accretion of mandatorily redeemable convertible preferred stock,
  including accrued dividends                                                    (1,333,165)     (380,171)
                                                                                -----------   -----------

  Net income (loss) attributable to common stockholders                         $(2,661,431)  $(1,874,186)
                                                                                ===========   ===========

                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                    SCHEDULE II
-------------------------------------------------------------------------------------------------------------


STATEMENT OF CASH FLOWS - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                    2007          2006
                                                                                -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                              $(1,328,263)  $(1,494,015)

 Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Equity in undistributed net loss of consolidated subsidiaries                     279,080       698,553
  Stock option compensation expense                                                 206,681       117,979
  Issuance of stock in lieu of interest                                                   -        61,145
  Depreciation                                                                        4,309         1,210
  Change in other assets, accounts payable and accrued expense, net                 261,848       188,589
                                                                                -----------    -----------

         TOTAL CASH USED IN OPERATIONS                                             (576,345)     (426,539)


 CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of insurance company subsidiary                                             -    (2,860,000)
  Contributions to insurance company subsidiary                                    (191,000)     (744,000)
  Funds provided to affiliates for operations                                      (209,655)     (595,102)
  Purchase of furniture and equipment                                                (6,007)      (11,696)
                                                                                -----------    -----------

        TOTAL CASH USED IN INVESTING ACTIVITIES                                    (406,662)   (4,210,798)

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of mandatorily redeemable preferred stock                  878,000     4,319,000
  Proceeds from exercise of stock warrants                                            1,500        14,801
  Redemption of mandatorily redeemable preferred stock                              (62,477)            -
  Proceeds from short-term borrowings                                               375,000       737,030
  Repayment of short-term borrowings                                               (138,859)     (433,931)
  Proceeds from short-term borrowings from related party                             79,616             -
  Repayment of short-term borrowings to related party                              (137,395)            -
                                                                                -----------    -----------

        TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                                 995,385     4,636,900
                                                                                -----------    -----------

        CHANGE IN CASH                                                               12,378          (437)

 Cash at beginning of year                                                                -           437
                                                                                -----------    -----------

 Cash at end of year                                                            $    12,378   $         -
                                                                                ===========    ===========

                                      F-42

                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTARY INSURANCE INFORMATION
 AS OF MAY 31, 2007 AND FOR THE YEARS ENDED MAY 31, 2007 AND 2006                                                       SCHEDULE III
------------------------------------------------------------------------------------------------------------------------------------



                             RESERVE FOR
                               LOSSES                   OTHER                                    AMORTIZATION
                                AND                   POLICY                           CLAIMS         OF
                 DEFERRED   LOSS EXPENSES,              AND                          LOSSES AND    DEFERRED
                  POLICY       FUTURE                 CONTRACT                 NET    SETTLEMENT     POLICY      OTHER       NET
                ACQUISITION    POLICY     UNEARNED     CLAIMS    PREMIUM  INVESTMENT  EXPENSES    ACQUISITION  OPERATING   PREMIUMS
      SEGMENT     COSTS        CLAIMS     PREMIUMS    PAYABLE    REVENUE    INCOME    INCURRED       COSTS     EXPENSES    WRITTEN
      --------    ------       -------    ---------   --------   --------   -------   ---------      ------    ---------   -------

2007
 Surety           $ 52,365    $ 110,784   $ 271,222      $ -    $ 314,067  $ 189,956   $ 98,873    $ 108,065        $ -   $ 264,639


----------------------------------------------------------------------------------------------------------------------------------

2006

 Surety           $ 70,399     $ 11,911   $ 193,616      $ -     $ 55,402   $ 53,181   $ 11,911     $ 18,877        $ -   $ 249,018

                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 AS OF MAY 31, 2007 AND FOR THE YEARS ENDED MAY 31, 2007 AND 2006                                                        SCHEDULE VI
------------------------------------------------------------------------------------------------------------------------------------

Column A         Column B     Column C     Column D  Column E  Column F Column G     Column H        Column I    Column J   Column K

                             RESERVE FOR                                                              AMORTI-
                               LOSSES      DISCOUNT                              CLAIMS, LOSSES AND   ZATION
                                 AND        IF ANY,                              SETTLEMENT EXPENSES    OF
                 DEFERRED   LOSS EXPENSES, DEDUCTED                              INCURRED RELATED TO  DEFERRED   PAID CLAIMS
                  POLICY       FUTURE         IN                           NET                        POLICY     AND CLAIMS   NET
AFFILIATION     ACQUISITION    POLICY       COLUMN   UNEARNED  PREMIUM  INVESTMENT CURRENT  PRIOR   ACQUISITION  ADJUSTMENT PREMIUMS
WITH REGISTRANT    COSTS       CLAIMS         C      PREMIUMS  REVENUE   INCOME    YEAR     YEARS     COSTS       EXPENSES   WRITTEN
--------------- ----------- -------------  --------  --------  -------  ---------- ------- -------- -----------  ---------- --------

2007

Consolidated
 property-
 casualty
 entities        $52,365      $ 110,784     $ -     $ 271,222  $314,067  $189,956  $ 98,873  $ -     $108,065     $ -      $ 264,639


------------------------------------------------------------------------------------------------------------------------------------

2006

Consolidated
 property -
 casualty
 entities        $70,399      $ 11,911      $ -     $ 193,616  $ 55,402  $ 53,181  $ 11,911  $ -     $ 18,877     $ -      $ 249,018


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2007 and May 31, 2006, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being May 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's president and chief financial officer. Based upon that evaluation, the Company's president and chief financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


ITEM 8B. OTHER INFORMATION

None



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company, their ages and positions are as follows:

                                                COMPANY
         NAME             AGE                   POSITION
----------------------    ---               ----------------------
John M. Jacobs             53               President and CEO
                                            Director

Frederick E. Ferguson      73               Director

C. David Thomas            54               Director

Robert J. Kenney           60               Vice President

Robert L. Neal             51               Chief Financial Officer


JOHN M. JACOBS

Mr. Jacobs is the founder of Jacobs & Company an independent SEC registered investment advisor, a Certified Public Accountant, and is licensed as a property and casualty insurance agent in fifteen (15) states. Mr. Jacobs has served as a Director and President of both Jacobs & Company and FS Investments, Inc. since their inception. Prior to establishing Jacobs & Company, in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients. Mr. Jacobs has served as a director and President of JFG since May 2001.

FREDERICK E. FERGUSON

Mr. Ferguson is retired coal operator who has a diverse experience with respect to business and the coal industry. Mr. Ferguson spent the first half of his career as a state and federal mine inspector. During the later half of his career, Mr. Ferguson owned his own coal company and was involved in all facets of mining production. He has served as a Director of FS Investments, Inc. since its inception in December 1997, and has served as a director of JFG since July 2002.

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

ROBERT J. KENNEY

Mr. Kenney has been Vice President of the Company since 2003. Mr. Kenney joined FSI and Jacobs &Co. in 2000, and is President of First Surety Corporation and
Vice President and Assistant Portfolio Manager of Jacobs & Co. Previously, Mr. Kenney served as Senior Vice President of Triangle Surety Agency, Inc. In addition, he is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining Triangle Surety and Jacobs & Co., Mr. Kenney had over 20 years experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and served as both Manager of Risk Management and Special Projects Manager.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

During the most recent fiscal year, the Company is not aware of any director, officer or beneficial owner of more than 10 percent of the Company's common stock at any time during the fiscal year that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company is in the process of drafting a new Conflict of Interest/Code of Ethics policy for approval by its Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10. will be submitted by a subsequent amendment to this Report to be filed with the Securities and Exchange Commission.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of September 5, 2007 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

         NAME AND ADDRESS OF                         AMOUNT AND NATURE OF
         BENEFICIAL OWNERSHIP                        BENEFICIAL OWNERSHIP (1)           PERCENT OF CLASS (2)
         --------------------                        ------------------------           --------------------

         John M. Jacobs
         300 Summers Street, Suite 970
         Charleston, WV  25351                              24,595,627 (3)                       15.11%

         Charles L. Stout
         Route 1, Box 41J
         Bridgeport, WV  26330                              13,175,000  (4)                       8.39%

         Fay S. Alexander
         6318 Timarron Cove Lane
         Burke, VA  22015-4073                              13,256,041  (5)                       8.32%

         William D. Jones
         513 Georgia Avenue
         Chattanooga, TN  37403                             10,752,694  (6)                       6.77%

         Sue C. Hunt
         1508 Viewmont Drive
         Charleston, WV  25302                               8,611,588  (7)                       5.43%

         DIRECTORS

         Frederick E. Ferguson
         Rt. 3, Box 408
         Fayetteville, WV 25840                              1,600,000  (8)                       1.01%



         C. David Thomas
         P.O. Box 5157
         Charleston, WV 25361                                  992,295                            0.63%

         ALL EXECUTIVE OFFICERS
         AND DIRECTORS AS A GROUP (5 PERSONS)               31,097,922                           18.62%



(1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 5, 2007 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Based on 157,122,836 shares of common stock issued and outstanding as of September 5, 2007.

(3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 6,695,916 shares held in joint tenancy with spouse, Kathleen
     M. Jacobs. Includes 5,000,000 in vested options to purchase Company stock exercisable within 60 days of September 5, 2007. Includes the right to convert Series B Preferred Stock holdings to 666,667 shares of common stock exercisable within 60 days of September 5, 2007.

(4) Includes 25,000 shares of common stock held in the name of Applied Mechanics Corporation of which Charles L. Stout is President and a director, 12,150,000 shares held in joint tenancy with spouse, Marilyn J. Stout, and 1,000,000 shares beneficially owned by members of the immediate family.

(5) Includes 9,900,000 shares of common stock held in the name of Graphite Investment, LLC ("Graphite") and 1,000,000 shares held in the name of Southall Management Corporation ("Southall") of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of September 5, 2007. Includes 214,700 shares held in joint tenancy with spouse, Dan C. Alexander.

(6) Includes 9,060,000 shares of common stock held in joint tenancy with spouse, Cynthia B. Jones. Includes the right to convert Series B Preferred Stock holdings to 282,116 shares of common stock (182,116 in joint tenancy with spouse) exercisable within 60 days of September 5, 2007. Includes the right to purchase 1,410,578 shares of common stock (910,578 in joint tenancy with spouse) pursuant to issued and outstanding stock warrants at an exercise price of one-tenth of one cent per share ("stock warrants") exercisable within 60 days of September 5, 2007.

(7) Includes 1,209,515 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Douglas E. Hunt. Includes the right to convert Series B Preferred Stock holdings to 200,000 shares of common stock and the right to purchase 1,000,000 shares of common stock pursuant to issued and outstanding stock warrants exercisable within 60 days of September 5, 2007 and held in the IRA of Douglas E. Hunt. Includes the right to convert Series B Preferred Stock holdings to 33,679 shares of common stock and the right to purchase 168,395 shares of common stock pursuant to issued and outstanding stock warrants exercisable within 60 days of September 5, 2007 and held jointly with spouse.

(8) Includes 750,000 shares of common stock held in joint tenancy with spouse, Sandra B. Ferguson. Includes 130,000 shares held in the name of The Party Store, Inc. ("Party Store") of which Fred E. Ferguson is President and a director. Includes the right to convert Series B Preferred Stock holdings held in the name Party Store to 120,000 shares of common stock exercisable within 60 days of September 5, 2007. Includes the right to purchase 600,000 shares of common stock pursuant to issued and outstanding stock warrants held in the name of Party Store at an exercise price of one-tenth of one cent per share exercisable within 60 days of September 5, 2007.

There are no outstanding arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the past several years the Company's operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations together with the loans by Mr. Jacobs to the Company, "back-to-back loans") with interest rates ranging from 6.75% to 12%.

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

During the year ended May 31, 2006, the Company made net repayments of $1,170,546 on the back-to-back loans which was $508,036 more than the original loans and interest charges. In accordance with the Assumption Agreement, the Company assigned to Mr. Jacobs and Mr. Jacobs assumed responsibility for payment of certain debt totaling $101,326 and accounts payable totaling $365,000 during the year ended May 31, 2006. The debt obligation was re-issued in the name of Mr. Jacobs; and therefore the debt amount was relieved and offset against the receivable from Mr. Jacobs. Although the Company assigned accounts payable totaling $365,000 to Mr. Jacobs through the Assumption Agreement, for financial reporting purposes under generally accepted accounting principles, the accounts payable amount could not be derecognized until either paid or released by the creditor. On September 13, 2006, the Company did receive a release from the obligee of the $365,000 accounts payable that was assumed by Mr. Jacobs pursuant to the Assumption Agreement. Accordingly, the assumption of the accounts payable was offset against the balance due from Mr. Jacobs as of May 31, 2006 of $361,009.

During fiscal 2007, advances to the Company from Mr. Jacobs amounted to $285,392 and repayments to Mr. Jacobs amounted to $273,620. As of May 31, 2007, the balance due Mr. Jacobs was $15,763.

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

During fiscal 2006, principal in the amount of $90,000 was converted to 120 shares of the Company's Series B preferred stock and 600,000 stock warrants on the same terms and conditions (see Item 6. Management's Discussion and Analysis) as other individuals that had made loans to the Company. The principal balance owed after this transaction was $21,221 which was repaid in full over the following 12-month period and included interest expense of $1,840.

BORROWING FROM EXECUTIVE OFFICER

During fiscal 2006, as an accommodation to assist in the closing of the transaction for the purchase of WVFCC by the Company from Celina, the Company borrowed funds from one of its executive officers, Robert J. Kenney, in the amount of $75,000 facilitated through a back-to-back borrowing from a commercial bank. Such funds were repaid within one week upon receipt by the Company of committed funds from an unrelated third-party. Interest and fees paid in connection with this borrowing amounted to $1,001 which were identical to the amounts incurred by the executive officer from the commercial bank. 75,000 shares of the Company's common stock was issued to the executive officer as additional consideration for extending such credit, consistent with additional consideration (shares of common stock) provided to other individuals extending credit to the Company.

ITEM 13. EXHIBITS

The following exhibits are filed as a part of this Annual Report.

EXHIBIT NUMBER

2.1 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
      FSI Acquisition Corp. and FS Investments, Inc. (1)

2.2 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc.,
      J&C Acquisition Corp. and Jacobs & Company (1)

2.3 Agreement and Plan of Merger dated as of December 8, 2006 by and among NELX, Inc. and
      Jacobs Financial Group, Inc. (2)

3.1   Company's Articles of Incorporation (3)

3.2   Company's By-laws (3)

21    Subsidiaries of Company

31.1  Certification of Chief Executive Officer pursuant to
      Rule13a-146.1 promulgated under the Securities Exchange Act of 1934

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-QSB, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2007 amounted to $27,823. Management estimates that additional amounts to be billed are approximately $35,000.

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-QSB, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2006 amounted to $72,807.

AUDIT-RELATED SERVICES

There were no billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2007.

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2006 amounted to $775.

TAX FEES

During fiscal 2007, billings for tax preparation services were $14,250. During fiscal 2006, billings for tax preparation services were $5,970.

ALL OTHER FEES

Billings for other services related to potential financing transactions in fiscal 2007 amounted to $5,675. There were no billings for other services in fiscal 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JACOBS FINANCIAL GROUP, INC.

Dated:   September 13, 2007          By: /s/ John M. Jacobs
                                     --------------------------
                                     John M. Jacobs
                                     President and CEO
                                     Director

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   September 13, 2007                        By:  /s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                   John M. Jacobs
                                                   President and CEO
                                                   Director


Dated:   September 13, 2007                        By:  /s/ Robert L Neal
        ------------------------                   ----------------------------
                                                   Robert L. Neal
                                                   Chief Financial Officer



Dated:   September 13, 2007                        By: /s/ Frederick E. Ferguson
        ------------------------                   ----------------------------
                                                   Frederick E. Ferguson
                                                   Director


Dated:   September 13, 2007                        By: /s/ C. David Thomas
        ------------------------                   ----------------------------
                                                   C. David Thomas
                                                   Director