Form 10KSB/A
period 2007-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2007-09-28
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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


               300 SUMMERS STREET, SUITE 970, CHARLESTON WV 25301
                   -----------------------------------------
              (Address of principal executive offices) (Zip Code)


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

                                                             Yes X      No
                                                                ---       ---

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







                               TABLE OF CONTENTS

                                    PART III
                                                                            Page

Item 10.        Executive Compensation.......................................4

Item 11.        Security Ownership of Certain Beneficial
                Owners and Management........................................6



Signatures

Exhibit 31.1 Section 302 Certification of CEO

Exhibit 31.2 Section 302 Certification of CFO

                                EXPLANATORY NOTE

Jacobs Financial Group, Inc. ("JFG", "we" or the "Company") is filing this Amendment No. 1, or the Amended Report, to our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007 filed with the Securities and Exchange Commission, or the SEC, on September 13, 2007, or the Original Report, in order to add certain information required by the following items of Form 10-KSB:

         Item 10.       Executive Compensation
         Item 11.       Security Ownership of Certain Beneficial
                        Owners and Management

We hereby amend Items 10 and 11 of Part III of our Original Report by deleting the text of such Items 10 and 11 in their entirety and replacing it with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Rule 13a-14(d) and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the fiscal year ended May 31, 2007 to the Principal Executive Officer and the two most highly compensated executive officers of the Company (the "Named Executive Officers").

-------------- ------ ----------- ------- --------- ----------- -------------- -----------
  NAMES AND    YEAR     SALARY    BONUS    STOCK      OPTION         ALL         TOTAL
                         ($)       ($)     AWARDS     AWARDS        OTHER         ($)
  PRINCIPAL                                 ($)      ($) (1)    COMPENSATION
  POSITION                                                         ($) (2)
-------------- ------ ----------- ------- --------- ----------- -------------- -----------
John M.        2007    $150,000     -        -       $109,191     $ 16,647      $275,838
Jacobs, CEO
-------------- ------ ----------- ------- --------- ----------- -------------- -----------
Robert J.      2007    $ 75,000     -        -       $ 34,849         -         $109,849
Kenney, VP
(3)
-------------- ------ ----------- ------- --------- ----------- -------------- -----------
Robert L.      2007    $ 90,000     -        -       $ 19,800         -         $109,800
Neal, CFO (3)
-------------- ------ ----------- ------- --------- ----------- -------------- -----------

(1) On May 25, 2006, the compensation committee of the board of directors awarded 12,500,000, 5,000,000 and 2,000,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share to Mr. Jacobs, Mr. Kenney and Mr. Neal, respectively, which vest as set forth in the table below. The term of the options is five years and expires in May 2011.

--------------------- ----------------------------------------------------------
     VESTING DATE                     INCENTIVE STOCK OPTION AWARDS
--------------------- ----------------------------------------------------------
                      JOHN M. JACOBS       ROBERT J. KENNEY       ROBERT L. NEAL
                      --------------       ----------------       --------------
--------------------- -------------------- ---------------------- --------------
May 25, 2006               2,500,000             2,000,000                -
--------------------- -------------------- ---------------------- --------------
January 1, 2007            2,500,000
--------------------- -------------------- ---------------------- --------------
May 25, 2007                                     1,000,000             500,000
--------------------- -------------------- ---------------------- --------------
January 1, 2008            2,500,000
--------------------- -------------------- ---------------------- --------------
May 25, 2008                                     1,000,000             500,000
--------------------- -------------------- ---------------------- --------------
January 1, 2009            2,500,000
--------------------- -------------------- ---------------------- --------------
May 25, 2009                                     1,000,000             500,000
--------------------- -------------------- ---------------------- --------------
January 1, 2010            2,500,000
--------------------- -------------------- ---------------------- --------------
May 25, 2010                                                           500,000
--------------------- -------------------- ---------------------- --------------

The amounts shown in this column represent the dollar amount recognized for financial reporting purposes during the fiscal year for the fair value of stock options received by the named individuals, excluding the effects of forfeitures relating to service-based vesting conditions. The assumptions used to compute the fair value are disclosed in "Note L, Stock-Based Compensation", a footnote to our audited financial statements for the two-year period ended May 31, 2007 included in the Annual Report on Form 10-KSB filed on September 13, 2007.

(2) Other compensation includes insurance premiums paid by the Registrant on behalf of the named executive officer under a verbal agreement with the Executive Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and stock awards as of May 31, 2007.


----------- --------------------------------------------------------------
                                  OPTION AWARDS
----------- --------------------------------------------------------------
----------- ------------ --------------- ------------ --------- ----------
   NAME      NUMBER OF     NUMBER OF       EQUITY     OPTION    OPTION
            SECURITIES     SECURITIES     INCENTIVE   EXERCISE  EXPIRATION
            UNDERLYING     UNDERLYING       PLAN      PRICE       DATE
            UNEXERCISED   UNEXERCISED      AWARDS;      ($)
              OPTIONS     OPTIONS (#)     NUMBER OF
                (#)      UNEXERCISABLE   SECURITIES
            EXERCISABLE       (1)        UNDERLYING
                                         UNEXERCISED
                                         UNEARNED
                                         OPTIONS (#)
----------- ------------ --------------- ------------ --------- ----------
----------- ------------ --------------- ------------ --------- ----------
John M.      5,000,000     7,500,000          -         $.07    05/25/2011
Jacobs, CEO
----------- ------------ --------------- ------------ --------- ----------
Robert J.    3,000,000     2,000,000          -         $.07    05/25/2011
Kenney, VP
----------- ------------ --------------- ------------ --------- ----------
Robert L.     500,000      1,500,000          -         $.07    05/25/2011
Neal, CFO
----------- ------------ --------------- ------------ --------- ----------

(1) Non-vested options of Mr. Jacobs will vest evenly on January 1, 2008, 2009 and 2010, respectively. Non-vested options of Mr. Kenney will vest evenly on May 25, 2008 and 2009 respectively. Non-vested options for Mr. Neal will vest evenly on May 25, 2008, 2009 and 2010 respectively.

DIRECTOR COMPENSATION

The following table sets forth compensation received by our directors for the fiscal year ended May 31, 2007.


                -------------- --------------- -------
                    NAME        FEES EARNED    TOTAL
                                 OR PAID IN     ($)
                                CASH ($) (1)
                -------------- --------------- -------
                -------------- --------------- -------
                Frederick E.        $750        $750
                  Ferguson
                -------------- --------------- -------
                -------------- --------------- -------
                  C. David          $750        $750
                  Thomas
                -------------- --------------- -------

(1) Non-employee board members of JFG's wholly-owned subsidiary First Surety Corporation, which include JFG board members, are compensated at the rate of $150 per meeting.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of common stock of the Company as of September 5, 2007 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

TITLE OF          NAME AND ADDRESS OF               AMOUNT AND NATURE OF
  CLASS           BENEFICIAL OWNERSHIP              BENEFICIAL OWNERSHIP (1)  PERCENT OF CLASS (2)
 ------           --------------------              ------------------------  --------------------
                  John M. Jacobs
                  300 Summers Street, Suite 970
Common            Charleston, WV  25351                   24,595,627 (3)             15.11%

                  Charles L. Stout
                  Route 1, Box 41J
Common            Bridgeport, WV  26330                   13,175,000  (4)            8.39%

                  Fay S. Alexander
                  6318 Timarron Cove Lane
Common            Burke, VA  22015-4073                   13,256,041  (5)            8.32%

                  William D. Jones
                  513 Georgia Avenue
Common            Chattanooga, TN  37403                  10,752,694  (6)            6.77%

                  Sue C. Hunt
                  1508 Viewmont Drive
Common            Charleston, WV  25302                    8,611,588  (7)            5.43%

                  DIRECTORS
                  ---------

                  Frederick E. Ferguson
                  Rt. 3, Box 408
Common            Fayetteville, WV 25840                   1,600,000  (8)            1.01%

                  C. David Thomas
                  P.O. Box 5157
Common            Charleston, WV 25361                       992,295                   *






                  EXECUTIVE OFFICERS
                  ------------------

                  Robert J. Kenney
                  809 Sherwood Road
Common            Charleston, WV  25314                    3,920,000  (9)            2.45%

                  Robert L. Neal
                  101 Sunset Drive
Common            Charleston, WV 25301                       500,000 (10)              *


* Represents beneficial ownership of less than one percent of the Company's common stock.

         ALL EXECUTIVE OFFICERS
         AND DIRECTORS AS A GROUP (5 PERSONS)             31,607,922                18.93%

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

(3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 6,695,916 shares held in joint tenancy with spouse, Kathleen
     M. Jacobs. Includes 5,000,000 in vested options to purchase Company stock exercisable within 60 days of September 5, 2007. Includes the right to convert Series B Preferred Stock holdings to 666,667 shares of common stock exercisable within 60 days of September 5, 2007. John M. Jacobs is the CEO and also a member of the board of directors for the Registrant.

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

(9) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lee Anne Kenney. Includes 335,000 shares of common stock held in the Individual Retirement Account ("IRA") of, Robert J. Kenney. Includes 510,000 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Lee Anne Kenney. Includes 3,000,000 in vested options to purchase Company stock exercisable within 60 days of September 5, 2007.

(10) Includes 500,000 in vested options to purchase Company stock exercisable within 60 days of September 5, 2007.

There are no outstanding arrangements that may result in a change in control of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Jacobs Financial Group, Inc.

Dated:   September 27, 2007          By:      /s/ John M. Jacobs
                                               ------------------
                                               John M. Jacobs
                                               President and CEO
                                               Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:   September 27, 2007          By:      /s/ John M. Jacobs
                                              ------------------
                                              John M. Jacobs
                                              President and CEO
                                              Director


Dated:   September 27, 2007          By:      /s/ Robert L Neal
                                              -----------------
                                              Robert L. Neal
                                              Chief Financial Officer


Dated:   September 27, 2007          By:      /s/ Frederick E. Ferguson
                                              -------------------------
                                              Frederick E. Ferguson
                                              Director


Dated:   September 27, 2007          By:      /s/ C. David Thomas
                                              -------------------
                                              C. David Thomas
                                              Director