Form 10QSB
period 2007-08-31
JACOBS FINANCIAL GROUP, INC.
filed 2007-10-22
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2007


                          JACOBS FINANCIAL GROUP, INC.
                       ---------------------------------
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


               300 SUMMERS STREET, SUITE 970, CHARLESTON WV 25301
                -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                157,122,836 common shares as of October 12, 2007


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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                                       AUGUST 31, 2007              MAY 31, 2007
                                                                                       ---------------            ----------------
ASSETS

  INVESTMENTS AND CASH:
    Bonds held to maturity, at amortized costs                                         $   2,318,635              $      2,316,875
        (market value - 08/31/07 $2,322,017; 05/31/07 $2,308,003)
    Mortgage-back securities held to maturity, at amortized costs                          1,297,909                     1,369,411
        (market value - 08/31/07 $1,292,654; 05/31/07 $1,367,365)
    Short-term investments, at cost (approximates market value)                              461,710                       335,729
    Cash                                                                                      27,606                        25,298
                                                                                       ---------------            ----------------
                                              TOTAL INVESTMENTS AND CASH                   4,105,860                     4,047,313

    Investment income due and accrued                                                         34,507                        35,294
    Premiums and other accounts receivable                                                    42,014                        38,668
    Deferred policy acquisition costs                                                         62,556                        52,365
    Furniture and equipment, net of accumulated depreciation of $116,069 and
        $113,919, respectively                                                                21,479                        23,628
    Other assets                                                                              14,901                        22,801
    Intangible assets                                                                        150,000                       150,000
                                                                                       ---------------            ----------------
                                              TOTAL ASSETS                             $   4,431,317              $      4,370,069
                                                                                       ===============            ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Reserve for losses and loss expenses                                               $     136,099              $        110,784
    Reserve for unearned premiums                                                            223,549                       144,188
    Advance premiums                                                                               -                       127,034
    Accrued expenses and professional fees                                                   556,666                       547,965
    Accounts payable                                                                         291,882                       345,895
    Notes payable                                                                            656,337                       410,136
    Accrued interest payable                                                                  14,805                        16,095
    Other liabilities                                                                        519,823                       511,751
                                                                                       ---------------            ----------------
                                              TOTAL LIABILITIES                             2,399,161                    2,213,848

    SERIES A  PREFERRED  STOCK,  $.0001  par value per share;  1 million  shares authorized; 1,467 shares issued and outstanding; stated liquidation value of
    $1,000 per share                                                                        1,479,645                    1,420,913
    SERIES B PREFERRED STOCK, $.0001 par value per share; 9,941.341 shares authorized; 9,621.940 shares issued and outstanding; stated liquidation
    value of $1,000 per share                                                               8,885,928                    8,526,059
                                                                                       ---------------            ----------------
                                      TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK         10,365,573                    9,946,972

  STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $.0001 par value per share; 490 million shares authorized;
    157,122,836 shares issued and outstanding                                                  15,712                       15,700
    Additional paid in capital                                                              2,114,144                    2,082,647
    Accumulated deficit                                                                   (10,463,273)                  (9,889,098)
                                                                                       ---------------            ----------------
                                             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (8,333,417)                  (7,790,751)
                                                                                       ---------------            ----------------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $    4,431,317             $      4,370,069
                                                                                       ===============            ================

                             See accompanying notes.
                                       F-1

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                       THREE MONTHS ENDED AUGUST 31,
                                                                      2007                       2006
                                                                 ----------------         -----------------
REVENUES:
  Investment advisory services                                   $       66,320           $       73,408
  Insurance premiums and commissions                                     91,237                   80,419
  Net investment income                                                  53,839                   45,678
                                                                 ----------------         -----------------
                                     TOTAL REVENUES                     211,396                  199,505


EXPENSES:
  Incurred policy losses                                                 25,315                   16,301
  Insurance policy acquisition costs                                     25,943                   26,204
  General and administrative                                            306,752                  338,328
  Mutual fund costs                                                      40,332                   46,426
  Depreciation                                                            2,149                    2,956
                                                                 ----------------         -----------------
                                    TOTAL EXPENSES                      400,491                  430,215
                                                                 ----------------         -----------------
                        NET INCOME (LOSS) FROM OPERATIONS              (189,095)                (230,710)

  Interest expense                                                      (30,992)                 (85,269)
  Interest income                                                             3                   11,092
                                                                 ----------------         -----------------
                                   NET INCOME (LOSS)                   (220,084)                (304,887)

  Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends                         (354,091)                (318,307)
                                                                 ----------------         -----------------

        NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS    $     (574,175)          $     (623,194)
                                                                 ================         =================

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

       NET INCOME (LOSS) PER SHARE                               $            -           $            -
                                                                 ================         =================

       WEIGHTED-AVERAGE SHARES OUTSTANDING                          157,025,282              154,937,837
                                                                 ================         =================




                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            THREE MONTHS ENDED AUGUST 31,
                                                                                 2007             2006
                                                                              -----------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                              $(220,084)     $  (304,887)

  Adjustments  to reconcile  net income (loss) to net cash provided by (used in)
   operating activities:
  Unearned premium                                                               (47,673)           5,402
  Stock option expense                                                            28,593           57,868
  Stock issued (or to be issued) in connection with financing arrangements         2,426                -
  Provision for loss reserves                                                     25,315           16,302
  Amortization of premium                                                          3,390            7,486
  Depreciation                                                                     2,149            2,956
  Premium and other receivables                                                   (3,346)             (64)
  Accretion of discount                                                           (3,035)          (5,539)
  Investment income due and accrued                                                  787          (28,379)
  Deferred policy acquisition costs                                              (10,191)          (1,799)
  Change in operating assets and liabilities:
  Other assets                                                                     7,900           26,388
  Accounts payable and cash overdraft                                            (54,013)         (82,654)
  Accrued expenses and other liabilities                                          15,483           82,622
                                                                               -----------    -------------

                           NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES   (252,299)        (224,298)

CASH FLOWS FROM INVESTING ACTIVITIES

  Advances to related party                                                            -          (65,081)
  Repayments from related party                                                        -          127,227
  Increase in short-term investments                                            (125,258)        (185,973)
  Costs of bonds acquired                                                              -         (100,000)
  Repayment of mortgage-backed securities                                         68,664           94,242
  Purchase of furniture and equipment                                                  -           (1,335)
                                                                               -----------    -------------

                           NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES    (56,594)        (130,920)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of Series A preferred stock                              40,000          186,000
  Proceeds from issuance of Series B preferred stock                              24,510                -
  Proceeds from the issuance of common stock                                         490                -
  Redemption of Series B preferred stock, including accrued dividends                  -          (10,477)
  Proceeds from related party debt                                               127,200                -
  Repayment of related party debt                                                (15,763)               -
  Proceeds from borrowings                                                       150,000          250,000
  Repayment of borrowings                                                        (15,236)          (5,729)
                                                                               -----------    -------------

               NET CASH FLOWS FROM FINANCING ACTIVITIES                          311,201          419,794

NET INCREASE (DECREASE) IN CASH                                                    2,308           64,576

CASH AT BEGINNING OF PERIOD                                                       25,298                -
                                                                               -----------    -------------

CASH AT END OF PERIOD                                                          $  27,606      $    64,576
                                                                               ===========    =============


SUPPLEMENTAL DISCLOSURES

  Interest paid                                                                $  22,507      $    11,407
  Income taxes paid                                                                    -                -
  Non-cash investing and financing transactions:
  Additional consideration for issuance of debt                                    2,426




                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2007


                            -------------------------------------------   ----------------------------------------------------------
                                                                                        STOCKHOLDERS' EQUITY (DEFICIT)
                            -------------------------------------------   ----------------------------------------------------------
                                                         SERIES B
                                  SERIES A       MANDATORILY REDEEMABLE
                            MANDATORILY REDEEMABLE      CONVERTIBLE                            ADDITIONAL
                                PREFERRED STOCK       PREFERRED STOCK                           PAID-IN    ACCUMULATED
                              SHARES   AMOUNT      SHARES       AMOUNT       SHARES   AMOUNT    CAPITAL      DEFICIT        TOTAL
                              -------  ------      -------      ------       ------   ------    -------      --------       -----
                            -------------------------------------------   ----------------------------------------------------------

BALANCE, MAY 31, 2007         1,427  $1,420,913  9,596.940   $8,526,059   156,997,836 $15,700 $ 2,082,647  $(9,889,098) $(7,790,751)

 Issuance of Series A and
 B Preferred Stock and
 common stock                    40      40,000     25.000       24,510        25,000       2         488            -          490

 Issuance of common stock
 as additional consideration
 for financing arrangements       -           -          -            -       100,000      10       1,546            -        1,556

 Accretion of mandatorily
 redeemable convertible
 preferred stock                  -       3,930          -      124,918             -       -           -     (128,848)    (128,848)

 Accrued dividends of
 mandatorily redeemable
 convertible preferred
 stock                            -      14,802          -      210,441             -       -           -     (225,243)    (225,243)

 Expense of common shares
 to be issued in connection
 with financing arrangements      -           -          -            -             -       -         870            -          870

 Common stock option expense      -           -          -            -             -       -      28,593            -       28,593

 Net income (loss), three
 month period
 ended August 31, 2007            -           -          -            -             -       -           -     (220,084)    (220,084)


BALANCE, AUGUST 31, 2007      1,467  $1,479,645  9,621.940   $8,885,928   157,122,836 $15,712 $ 2,114,144 $(10,463,273) $(8,333,417)
                             ======  ==========  =========   ==========   =========== ======= =========== ============= ============
                           --------------------------------------------   ----------------------------------------------------------





                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended August 31, 2007, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2008. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed on September 13, 2007.

RECLASSIFICATIONS

Certain amounts in the 2006 Consolidated Condensed Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Condensed Financial Statements as of August 31, 2007 and for the three-month period then ended. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $2,661,000 and $1,874,000 for the years ended May 31, 2007 and 2006 and has incurred losses of approximately $574,000 for the three-month period ended August 31, 2007. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. JFG has adopted the provisions of SFAS 123R with respect to its stock-based compensation plan.

In December 2004, the FASB issued FASB Statement No. 153 "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29". This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application was permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement was issued. The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company's results of operations or financial position.

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

In February 2006, FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140". This statement address accounting issues relating to beneficial interests in securitized financial assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of the provisions of SFAS No. 155 did not have a material impact on the Company's results of operations or financial position.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In March 2006, FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement addresses accounting for separately recognized servicing assets and servicing liabilities when an entity undertakes a contract to service financial assets. This Statement is to be adopted as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of the provisions of SFAS No. 156 did not have a material impact on the Company's results of operations or financial position.

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

SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company does not currently provide any defined benefit postretirement plans, and accordingly, the provisions of SFAS No. 158 will have no material impact on the Company's results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Such items include recognized financial assets and financial liabilities, firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide these goods or services and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007 although early adoption is

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

permitted. Management does not expect the application of SFAS No. 159 to have a material impact on the Company's results of operations or financial position.

In June 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes" was issued and interprets FASB Statement No. 109 "Accounting for Income Taxes." FIN No. 48 establishes the accounting for uncertain tax positions, including recognition and measurement of their financial statement effects. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has significant operating loss carryforwards, the benefits of which having been fully reserved by a valuation allowance of the same amount due to uncertainty as to the likelihood of ultimate realization. Management has evaluated the implications of FIN No. 48 and has determined that the application of FIN 48 did not result in any material impact on the Company's results of operations or financial position.


NOTE C - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY

In the three-month period ended August 31, 2007, the Company borrowed $150,000 from individuals and closely-held companies under unsecured demand notes bearing interest rates at 10.00% per annum and issued 100,000 shares of its common stock as additional consideration for the extension of such credit. The Company repaid outstanding unsecured advances from its largest shareholder and CEO as of May 31, 2007 in the amount of $15,763, and subsequently received unsecured advances amounting to $127,200. Proceeds of such borrowings and advances were used to fund on-going operations.

The Company has repaid $100,000 of the demand note borrowings and $120,000 of the advances from related party from proceeds obtained from financing obtained subsequent to August 31, 2007 (See Note F - Subsequent Events).


NOTE D - OTHER LIABILITIES

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The total liability, including an estimate for penalties and interest, is approximately $516,025 and is included in the Company's financial statements under Other Liabilities. Management has initiated efforts to satisfy this obligation with proceeds obtained from financing obtained subsequent to August 31, 2007 (See Note F - Subsequent Events).


NOTE E - MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCK

In the three-month period ended August 31, 2007, the Company issued an additional 25 shares of Series B Preferred Stock and 25,000 shares of the Company's common stock as additional consideration, in exchange for cash in the amount of $25,000. As of August 31, 2007, the Company has 319.401 shares of Series B Preferred stock authorized and available for issue.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE F - SUBSEQUENT EVENTS

Subsequent to August 31, 2007, the Company borrowed $2,100,000 in the aggregate from a group of individuals to provide interim bridge-financing of operations until a larger, more permanent financing the Company contemplates undertaking is consummated and to pay fees and expenses in connection with the larger financing. The terms of this borrowing provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $50 million; or if such a qualified equity offering is not consummated by the six-month anniversary date of the notes (March 2008), accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the aggregate amount of $134,975 commencing in June 2008. The interest rates on such notes are fixed at 10.00%. Furthermore, upon retirement of the notes upon consummation of a qualified equity offering, the Company shall issue a total of 4.20% of the Company's outstanding common shares immediately following such offering as additional consideration; in the event that consummation of a qualified equity offering is not achieved by March 2008, then the Company shall issue a total of 4.20% of the Company's outstanding common shares at such date and shall issue a total of 1.68% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes.

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

On September 30, 2007, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid dividends amounting to $15,438 and $217,485, respectively. As of September 30, 2007, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $85,903 and $1,381,137, respectively.


NOTE G - SEGMENT REPORTING

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                 THREE-MONTH PERIOD ENDED
         INDUSTRY SEGMENT                      AUGUST 31,            AUGUST 31,
                                                  2007                  2006
                                               ---------             ---------
REVENUES:
 Investment advisory                           $  66,320             $  73,408
 Surety insurance                                145,076               126,097
 Corporate                                             -                     -
                                               ---------             ---------
 Total revenues                                $ 211,396             $ 199,505
                                               =========             =========

NET INCOME (LOSS):
 Investment advisory                           $( 64,105)            $(142,072)
 Surety insurance                                 32,471                 6,847
 Corporate                                      (188,450)             (169,662)
                                               ---------             ---------
 Total net income (loss)                       $(220,084)            $(304,887)
                                               =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Registrant (the Company) is a holding company that conducts its business through three principal directly or indirectly owned operating subsidiaries:
First Surety Corporation (FSC), an insurance company; Triangle Surety Agency, Inc. (Triangle), an insurance agency; and Jacobs & Company (J&C), an investment advisory firm. FSC was acquired at the end of 2005, and this acquisition has allowed the Company to pursue its business plan to market and issue surety bonds. Triangle serves as the marketing agent for FSC, and collateralized accounts required as a condition of the issuance of surety bonds under FSC's programs are managed by J&C. Implementation of this business plan provides revenue streams to the Company in the form of insurance premium and agency commission income from the issuance of surety bonds, investment advisory fees from the management of the collateral accounts securing surety bonds and other investment accounts, and investment income relating to investment of FSC's surplus and reserves.

The bonding programs offered by FSC are specialized in nature and are targeted principally to the coal and oil & gas industries. FSC currently writes only the surety line of business, is licensed to write surety only in West Virginia and has focused its primary efforts on marketing surety bonds required by federal and state agencies as a condition for the client's obtaining permits to mine coal. Of primary importance to the Company's ability to fully implement its business plan is the expansion of that business into additional states. Regulatory approval and licensing is required for each state where FSC seeks to conduct business. Management has found that entry into additional states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as new entry into this market. Management is pursuing avenues that will provide additional capital to facilitate such expansion.

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of nine (9) full-time employees.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2007

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended August 31, 2007 in the amount of $574,175 as compared with a loss of $623,194 for the corresponding period ended August 31, 2006.

REVENUES

Revenues from operations for the three-month period ended August 31, 2007 were$211,396 as compared with $199,505 for the corresponding period ended August 31, 2006. The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Quarterly revenues from the Company's investment management segment (J&C), net of advisory referral fees, were $66,320 for the three-month period ended August 31, 2007 as compared with $73,408 for the corresponding period ended August 31, 2006. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

Fees for investment advisory services for individually managed accounts are billed calendar quarterly based on end-of-quarter market values. Monthly revenue estimates are based on the most recent quarter's fees, as adjusted for anticipated increases or decreases in assets under management, and adjusted to actual at the end of each quarter. In the three-month period ended August 31, 2006, due to a larger than anticipated increase in investment collateral accounts being added in the 2nd quarter of 2006, investment advisory fee revenues recorded for the period included an end-of quarter adjustment of approximately $8,000 that had not been anticipated. Excluding the impact of this adjustment, revenues from investment advisory services were relatively constant for the corresponding periods.

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle, were $145,076 for the three-month period ended August 31, 2007 as compared with $126,097 for the corresponding period ended August 31, 2006. Revenues attributable to premium earned, net investment income and commissions earned are as follows:


                          3 MONTH PERIOD ENDED
                               AUGUST 31,
                            2007        2006
                         ---------   ---------
Premium earned            $ 84,537    $ 75,820
Net investment income       53,839      45,678
Commissions earned           6,700       4,599
                         ---------   ---------
                 Total   $ 145,076   $ 126,097
                         ==========  =========

Revenues for this segment of the business are expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. Theincrease in premium revenue for the three-month period ended August 31, 2007 in comparison to the corresponding period from the prior year is a result of the FSC adding new clients to its surety business in addition to increased business from existing clients. Investment income is expected to remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in the corresponding periods reflects growth in assets held for investment in FSC's investment portfolio, as investment yields were relatively constant for the respective periods.

EXPENSES

The Company has experienced no claims for losses as of August 31, 2007. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended August 31, 2007 and 2006 amounted to $25,315 and $16,301 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC since its acquisition in December 2005. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. The increase in estimates for IBNR losses between the respective periods is primarily due to management's decision to increase its estimates beginning with the 4th quarter of 2006.

Insurance policy acquisition costs in the amount of $25,943 and $26,204 for the three-month periods ended August 31, 2007 and 2006, respectively, represent charges to operations for underwriting expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.

General and administrative expenses for the three-month periods ended August 31, 2007 and 2006 were $306,752 and $338,328 respectively, representing a decrease of approximately $31,500, and were comprised of the following:

                                           THREE-MONTH PERIOD ENDED
                                                  AUGUST 31,
                                              2007          2006     DIFFERENCE
                                              ----          ----     ----------

Salaries and related costs                 $ 169,186     $ 191,327   $ (22,141)
General office expense                        27,961        27,862          99
Legal and other professional fees             26,857        16,960       9,897
Audit, accounting and related services        22,953        26,010      (3,057)
Travel, meals and entertainment               10,670        29,066     (18,396)
Other general and administrative              49,125        47,103       2,022
                                          ----------    ----------   ----------

Total general and administrative           $ 306,752     $ 338,328   $ (31,576)
                                          ==========    ==========   ==========

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $7,000 attributable to increased staffing and related costs necessitated by the company's growth and increased benefit costs. This increase was offset by a decrease in stock option expense of approximately $29,000.

In the three-month periods ended August 31, 2007 and 2006, legal and other professional fees included approximately $23,725 and $8,500 respectively relating to the Company's on-going efforts to raise additional capital for the expansion of the surety business into other states. Other legal and professional fees incurred in the respective periods were for other corporate matters.

Expenses related to travel, meals and entertainment decreased by approximately $18,500 for the three-month period ended August 31, 2007 as compared to the comparable 2006 period. This decrease is primarily attributable to management's decision to curtail its participation in certain coal industry events in addition to less out-of-town travel related to efforts in raising additional capital.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, J&C absorbed approximately $40,332 of the Fund's operating expenses during the three-month period ended August 31, 2007 as compared to $46,426 for corresponding period from the previous year. This decrease can be attributed to a nonrecurring adjustment made to expense accruals in the in the prior year period. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase. In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the three-month period ended August 31, 2007, the Fund's investment advisory fees decreased to $12,443 as compared with $15,225 for the corresponding three-month period ended August 31, 2006 as a result of a decrease in the Fund size. The Fund's average assets under management declined from approximately $4.9 million for the three-month period ended August 31, 2006 to approximately $4.05 million for the three-month period ended August 31, 2007. As of August 31, 2007, assets under management were approximately $3.5 million.

The Fund was initially established by Jacobs to provide the ability to manage funds for smaller accounts in a more efficient and diversified manner than could be achieved on an individual account basis. Additionally, the Fund provided an investment vehicle that would fit within the Company's broader business plan of issuing smaller bonds under its collateralized surety programs. While the Fund's lackluster performance has contributed to its gradual decline in size, and the maintenance of the Fund continues to be a significant cost to the Company, it remains a key component in the Company's broader business plan. Moreover, if successful in these broader efforts, the opportunity exists to significantly increase the assets under management within the Fund. Should the Company be successful in increasing the size of the Fund to such a level that the Fund's operating expense ratio falls below the 2.00% level, the costs absorbed by J&C are currently reimbursable to it for a period of up to three years. Management continually evaluates the cost/benefit of maintaining the Fund.

INTEREST EXPENSE

Interest expense for the three-month period ended August 31, 2007 was $30,992 as compared with $85,269 for the corresponding period ended August 31, 2006. Included in interest expense for the three-month period ended August 31, 2006 was an additional accrual of approximately $70,000 relating to additional interest owed on the Company's payroll tax liability, based on notices received from the Internal Revenue Service. Interest on the Company's payroll tax liability has been included in other liabilities in the Consolidated Condensed Balance Sheet. Excluding this amount, the increase in interest expense is attributable to increased borrowings needed to fund on-going operations of the Company.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock in the amount of $354,091 for the three-month period ended August 31, 2007 is comprised of accretion of discount in the amount of $128,848 and accrued but unpaid dividends on preferred stock in the amount of $225,243. Accretion of mandatorily redeemable convertible preferred stock in the amount of $318,307 for the three-month period ended August 31, 2006 is comprised of accretion of discount in the amount of $122,086 and accrued but unpaid dividends on preferred stock in the amount of $196,221.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of August 31, 2007.

FSC is currently licensed to write surety in West Virginia and has focused its efforts primarily on coal permit bonds. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state jurisdictions, and the surety bonds that are posted to assure that reclamation is accomplished are generally long-term in nature, with mining operations and reclamation work being conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site. In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the relevant properties, in accordance with the specifications of the mining permit, prepared by independent outside professionals experienced in this field of work. Such estimates are then periodically updated and compared with marketable securities pledged and held in a collateral account in which FSC has a security interest as collateral for the surety bond, to significantly mitigate the exposure to loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or forfeit the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased, if necessary, or if the collateral held has experienced significant deterioration in value.

In establishing its reserves for losses and loss adjustment expense, management continually reviews its exposure to loss based on reports provided in conjunction with the periodic monitoring and inspections performed, the value of the collateral accounts held for the benefit of FSC, along with industry averages and historical experience. At the inception of surety operations, management estimated such losses based on industry experience, adjusted for factors that are unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.


ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Pursuant to the approval of the transaction to acquire FSC by the Insurance Commissioner of the State of West Virginia, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Accordingly, substantially all of the Company's investments and cash in the amount of $4,103,445 as of August 31, 2007 are restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC. Accordingly, because of these restrictions, as of August 31, 2007, a deficiency in working capital exists as the Company's current liabilities exceed its available current assets by approximately $2,200,000. The Company's ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service such obligations.

For the three-month period ended August 31, 2007, the Company experienced a deficiency in cash flow from operations of approximately $250,000. Such deficiency was funded through short-term borrowings and the sale of shares of the Company's Series B Preferred stock. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it anticipates that losses and working capital deficiencies will continue until FSC is able to develop a substantial book of business.

Management remains encouraged as to the overall market conditions for the Company's products and services and the need for additional bonding capacity, by both large and small companies. Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as new entry into this market. Management believes that if FSC's capital and surplus reserves were significantly more substantial, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed.

Through the sharing of resources (primarily personnel), management has continued efforts to minimize operating costs. Although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reach more substantial levels. And while growth of the FSC business continues to provide additional cash flow to the Company's other subsidiaries, J&C and Triangle, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being August 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including Company's president and chief financial officer. Based upon that evaluation, the Company's president and chief financial officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In June 2007, 25 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $25,000.

In August 2007, 15 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $15,000.

In June 2007, 25 shares of Series B Preferred Stock and 25,000 shares of common stock were issued to an individual (less than 5% shareholder) in exchange for cash in the amount of $25,000.

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

The issuance of the aforementioned securities is exempt from registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), by reason of the provision of Section 4(2) of the Securities Act, as transactions not involving any public offering, in reliance upon, among other things, the representations made by the investors, including representations regarding their status as accredited investors (as such term is defined under Rule 501 promulgated under the Securities Act), and their acquisition of the securities for investment and not with a current view to distribution thereof. The securities contain a legend to the effect that such securities are not registered under the Securities Act pursuant to an exemption from such registration. The issuance of the securities was not underwritten.

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

                          JACOBS FINANCIAL GROUP, INC.
                      -----------------------------------
                                  (Registrant)

Dated: October 22, 2007               By:    /s/ John M. Jacobs
                                      ------------------------------
                                                 JOHN M. JACOBS
                                                 PRESIDENT