Form 10QSB
period 2007-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2008-01-22
CIK 857501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

JACOBS FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	0-21210	84-0922335
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

300 Summers Street, Suite 970, Charleston, WV 25301 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (304) 343-8171

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X]	No	[___]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[__]	No	[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

 157,122,836 common shares as of January 7, 2008

Transitional Small Business Disclosure Format (check one)

Yes	[__]	No	[X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are included herein in response to Item 1:

Jacobs Financial Group, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

	November 30, 2007	May 31, 2007
ASSETS

Investments and Cash:

Bonds available for sale, at market value	$830,150	$-
(amortized cost - 11/30/07 $828,653)
Bonds held to maturity, at amortized costs	1,171,534	2,316,875
(market value - 11/30/07 $1,176,974; 05/31/07 $2,308,003)
Mortgage-back securities held to maturity, at amortized costs	1,544,110	1,369,411
(market value - 11/30/07 $1,557,355; 05/31/07 $1,367,365)
Short-term investments, at cost (approximates market value)	543,471	335,729
Cash	762,012	25,298

Total Investments and Cash	4,851,277	4,047,313

Investment income due and accrued	33,950	35,294
Premiums and other accounts receivable	41,105	38,668
Deferred policy acquisition costs	48,013	52,365
Furniture and equipment, net of accumulated depreciation of $118,060 and $113,919, respectively	19,487	23,628
Note receivable	50,000	-
Other assets	437,398	22,801
Intangible assets	150,000	150,000

TOTAL ASSETS	$5,631,230	$4,370,069

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses	$162,763	$110,784
Reserve for unearned premiums	165,603	144,188
Advance premiums	-	127,034
Accrued expenses and professional fees	174,138	547,965
Accounts payable	230,709	345,895
Notes payable	2,689,488	410,136
Accrued interest payable	57,438	16,095
Other liabilities	348,722	511,751

Total Liabilities	3,828,861	2,213,848

Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,497 shares issued and outstanding; stated liquidation value of $1,000 per share	1,529,067	1,420,913
Series B Preferred Stock, $.0001 par value per share; 9,941.341 shares authorized; 9,621.940 shares issued and outstanding; stated liquidation value of $1,000 per share	9,230,567	8,526,059
Total Mandatorily Redeemable Preferred Stock	10,759,634	9,946,972

Stockholders' Equity (Deficit)

Common stock, $.0001 par value per share; 490 million shares authorized; 157,122,836 shares issued and outstanding	15,712	15,700
Additional paid in capital	2,168,498	2,082,647
Accumulated deficit	(11,142,736)	(9,889,098)
Accumulated other comprehensive income	1,261	-

Total Stockholders' Equity (Deficit)	(8,957,265)	(7,790,751)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,631,230	$4,370,069

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	November 30		November 30

	2007	2006	2007	2006

Revenues:

Investment advisory services	$63,297	$59,803	$129,617	$133,211
Insurance premiums and commissions	92,372	82,391	183,609	162,810
Net investment income	53,221	44,058	107,060	89,737
Net realized investment gains (losses)	(551)	-	(551)	-
Other income	-	5,195	-	5,195
Total Revenues	208,339	191,447	419,735	390,953

Expenses:

Incurred policy losses	26,664	35,495	51,979	51,797
Insurance policy acquisition costs	23,158	28,042	49,101	54,246
General and administrative	341,846	413,322	648,597	752,148
Mutual fund costs	45,178	48,653	85,510	94,582
Depreciation	1,992	2,838	4,141	5,793
Total Expenses	438,838	528,350	839,328	958,566

Net Income (Loss) from Operations	(230,499)	(336,903)	(419,593)	(567,613)

Interest expense	(90,719)	(27,418)	(121,711)	(112,687)
Interest income	5,816	1,130	5,818	12,222

Net Income (Loss)	(315,402)	(363,191)	(535,486)	(668,078)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(364,061)	(336,175)	(718,152)	(654,482)

Net Income (Loss) Attributable to Common Stockholders	$(679,463)	$(699,366)	$(1,253,638)	$(1,322,560)

Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share	$-	$-	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding	157,122,836	156,353,495	157,073,792	155,641,798

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	November 30		November 30

	2007	2006	2007	2006

Comprehensive income (loss):

Net income (loss) attributable to common shareholders	$(679,463)	$(699,366)	$(1,253,638)	$(1,322,560)

Other comprehensive income (loss):

Unrealized (depreciation) appreciation of investments	1,261	-	1,261	-

Comprehensive income (loss) attributable to common stockholders	$(678,202)	$(699,366)	$(1,252,377)	$(1,322,560)

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,

	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(315,402)	$(363,191)	$(535,486)	$(668,078)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Unearned premium	(57,946)	(61,566)	(105,619)	(56,164)
Stock option expense	28,593	57,867	57,186	115,735
Stock issued (or to be issued) in connection with financing arrangements	25,761	-	28,187	-
Provision for loss reserves	26,664	35,495	51,979	51,797
Amortization of premium	3,561	10,684	6,951	18,170
Depreciation	1,992	2,837	4,141	5,793
Premium and other receivables	909	(3,450)	(2,437)	(3,514)
Accretion of discount	(3,137)	(5,645)	(6,172)	(11,184)
Investment income due and accrued	557	(21,552)	1,344	(74,580)
Realized (gain) loss on sale of securities	551	-	551	-
Deferred policy acquisition costs	14,543	20,883	4,352	19,084
Change in operating assets and liabilities:
Other assets	(397,733)	(9,527)	(389,833)	16,861
Accounts payable and cash overdraft	(61,173)	(11,615)	(115,186)	(94,269)
Accrued expenses and other liabilities	(510,996)	88,243	(495,513)	179,782

Net cash flows from (used in) operating activities	(1,243,256)	(260,537)	(1,495,555)	(500,567)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to related party	-	-	-	(65,081)
Repayments from related party	-	-	-	127,227
Short-term loan	(50,000)	-	(50,000)	-
(Increase) decrease in short-term investments	(80,614)	75,233	(205,872)	(95,008)
Costs of bonds acquired	-	-	-	(100,000)
Costs of mortgaged-backed securities acquired	(320,860)	(270,288)	(320,860)	(270,288)
Purchase of equity securities	(25,000)	-	(25,000)	-
Redemption of bonds at maturity	150,000	-	150,000	-
Sale of securities available for sale	169,330	-	169,330	-
Repayment of mortgage-backed securities	71,655	170,054	140,319	264,296
Purchase of furniture and equipment	-	(2,622)	-	(3,957)

Net cash flows from (used in) investing activities	(85,489)	(27,623)	(142,083)	(142,811)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt	-	78,550	127,200	78,550
Repayment of related party debt	(127,200)	(65,926)	(142,963)	(71,655)
Proceeds from borrowings	2,300,000	50,000	2,450,000	300,000
Repayment of borrowings	(139,649)	(50,000)	(154,885)	(50,000)
Proceeds from issuance of Series A preferred stock	30,000	52,000	70,000	238,000
Proceeds from issuance of Series B preferred stock	-	239,900	25,000	239,900
Redemption of Series B preferred stock	-	(52,000)	-	(62,477)
Proceeds from issuance of common stock	-	10,100	-	10,100
Proceeds from exercise of common stock warrants	-	1,500	-	1,500

Net cash flows from financing activities	2,063,151	264,124	2,374,352	683,918

NET INCREASE (DECREASE) IN CASH	734,406	(24,036)	736,714	40,540

CASH AT BEGINNING OF PERIOD	27,606	64,576	25,298	-

CASH AT END OF PERIOD	$762,012	$40,540	$762,012	$40,540

SUPPLEMENTAL DISCLOSURES

Interest paid	$19,025	$14,775	$41,531	$26,182
Income taxes paid	-	-	-	-

Non-cash investing and financing transaction:
Assumption of accounts payable by related party	-	365,000	-	365,000
Additional consideration paid for issuance of debt	25,761	-	28,187	-
Reclassification of bonds held-to-maturity to bonds available for sale	998,280		998,280

See accompanying notes.

Jacobs Financial Group, Inc.
Consolidated Condensed Statement of Mandatorily Redeemable Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
For the Three Month Period Ended November 30, 2007

					Stockholders' Equity (Deficit)
	Series A		Series B
	Mandatorily Redeemable		Mandatorily Redeemable						Accumulated
			Convertible				Additional		Other
	Preferred Stock		Preferred Stock				Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, August 31, 2007	1,467	$1,479,645	9,621.940	$8,885,928	157,122,836	$15,712	$2,114,144	$(10,463,273)	$-	$(8,333,417)

Issuance of Series A and B Preferred Stock and common stock	30	30,000	-	-	-	-	-	-	-	-

Issuance of common stock as additional consideration for financing arrangements	-	-	-	-	-	-	-	-	-	-

Accretion of mandatorily redeemable convertible preferred stock	-	3,984	-	127,154	-	-	-	(131,138)	-	(131,138)

Accrued dividends of mandatorily redeemable convertible preferred stock	-	15,438	-	217,485	-	-	-	(232,923)		(232,923)

Expense of common shares to be issued in connection with financing arrangements	-	-	-	-	-	-	25,761	-	-	25,761

Common stock option expense	-	-	-	-	-	-	28,593	-	-	28,593

Unrealized net gain on available for sale securities	-	-	-	-	-	-	-	-	1,261	1,261

Net income (loss), three month period ended November 30, 2007	-	-	-	-	-	-	-	(315,402)	-	(315,402)

Balance, November 30, 2007	1,497	$1,529,067	9,621.940	$9,230,567	157,122,836	$15,712	$2,168,498	$(11,142,736)	$1,261	$(8,957,265)

See accompanying notes.

Jacobs Financial Group, Inc.
Consolidated Condensed Statement of Mandatorily Redeemable Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
For the Six Month Period Ended November 30, 2007

					Stockholders' Equity (Deficit)
	Series A		Series B
	Mandatorily Redeemable		Mandatorily Redeemable						Accumulated
			Convertible				Additional		Other
	Preferred Stock		Preferred Stock				Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, May 31, 2007	1,427	$1,420,913	9,596.940	$8,526,059	156,997,836	$15,700	$2,082,647	$(9,889,098)	$-	$(7,790,751)

Issuance of Series A and B Preferred Stock and common stock	70	70,000	25.000	24,510	25,000	2	488	-	-	490

Issuance of common stock as additional consideration for financing arrangements	-	-	-	-	100,000	10	1,546	-	-	1,556

Accretion of mandatorily redeemable convertible preferred stock	-	7,914	-	252,072	-	-	-	(259,986)	-	(259,986)

Accrued dividends of mandatorily redeemable convertible preferred stock	-	30,240	-	427,926	-	-	-	(458,166)	-	(458,166)

Expense of common shares to be issued in connection with financing arrangements	-	-	-	-	-	-	26,631	-	-	26,631

Common stock option expense	-	-	-	-	-	-	57,186	-	-	57,186

Unrealized net gain on available for sale securities	-	-	-	-	-	-	-	-	1,261	1,261

Net income (loss), six month period ended November 30, 2007	-	-	-	-	-	-	-	(535,486)	-	(535,486)

Balance, November 30, 2007	1,497	$1,529,067	9,621.940	$9,230,567	157,122,836	$15,712	$2,168,498	$(11,142,736)	$1,261	$(8,957,265)

See accompanying notes.
F-5/A

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the “Company” or “JFG”).  These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included.  Such adjustments are of a normal recurring nature.  The results of operations for the three and six month periods ended November 30, 2007, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2008.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed on September 13, 2007.

Reclassifications

Certain amounts in the 2006 Consolidated Condensed Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Condensed Financial Statements as of November 30, 2007 and for the three and six month periods then ended.  These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

Liquidity and Going Concern

These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $2,661,000 and $1,874,000 for the years ended May 31, 2007 and 2006 and has incurred losses of approximately $679,500 and $1,253,500 for the three and six month periods ended November 30, 2007.  Losses are expected to continue until the Company’s insurance company subsidiary, First Surety Corporation (“FSC”) develops substantial business.  While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC’s assets (See Management’s Discussion and Analysis), the Company’s significant deficiency in working capital and stockholders’ equity raise substantial doubt about the Company’s ability to continue as a going concern.

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

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note B – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share-Based  Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions.  SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.  JFG has adopted the provisions of SFAS 123R with respect to its stock-based compensation plan.

In December 2004, the FASB issued FASB Statement No. 153 “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application was permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement was issued.   The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company’s results of operations or financial position.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections” which replaces APB Opinion 20 and FASB Statement 3.  Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement was effective for fiscal years beginning after December 15, 2005.  The adoption of the provisions of SFAS No. 154 did not have a material impact on the Company’s results of operations or financial position.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In February 2006, FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”.  This statement addresses accounting issues relating to beneficial interests in securitized financial assets.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of the provisions of SFAS No. 155 did not have a material impact on the Company’s results of operations or financial position.

In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”.  This statement addresses accounting for separately recognized servicing assets and servicing liabilities when an entity undertakes a contract to service financial assets. This Statement is to be adopted as of the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of the provisions of SFAS No. 156 did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosuresabout fair value measurements.  The Statement does not require any new fairvalue measurements, however, for some entities, the application of this Statement will change current practice.  This Statement is to be adopted for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of the provisions of SFAS No. 157 to have a material impact on the Company’s results of operations or financial position.

SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployerplan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  The Company does not currently provide any defined benefit postretirement plans, and accordingly, the provisions of SFAS No. 158 will have no material impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The application of SAB 108 did not have a material impact on the Company’s results of operations or financial position.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Such items include recognized financial assets and financial liabilities, firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide these goods or services and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective for fiscal years beginning after November 15, 2007 although early adoption is permitted.   Management does not expect the application of SFAS No. 159 to have a material impact on the Company’s results of operations or financial position.

In June 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48“Accounting for Uncertainty in Income Taxes” was issued and interprets FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 establishes the accounting for uncertain tax positions, including recognition and measurement of their financial statement effects.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company has significant operating loss carryforwards, the benefits of which having been fully reserved by a valuation allowance of the same amount due to uncertainty as to the likelihood of ultimate realization.  Management has evaluated the implications of FIN No. 48 and has determined that the application of FIN 48 did not result in any material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued a revised Statement No. 141 (revised 2007) “Business Combinations” and Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.

Statement No. 141 was revised to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial report about a business combination and its effects.  The Statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;  b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  While the Statement retains the fundamental requirement that the acquisition or purchase method of accounting be used for all business combinations, it replaces the cost-allocation process that resulted in not recognizing some assets and liabilities at the acquisition date and measuring some assets and liabilities at amounts other than fair market value at the acquisition date.  Among other matters, the revised Statement requires that acquisition-related and restructuring costs be recognized separately from the business combination as expenses in the periods in which the costs are incurred and provides that “bargain purchases” (those business combinations in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling, or minority, interest in the acquiree) be

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

recognized in the earnings of the acquirer as a gain.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

Statement No. 160 was issued to improve the relevance, comparability, and transparency of financial information for the reporting entity by establishing accounting and reporting standards attributable to noncontrolling, or minority,  interests in subsidiaries included in the reporting entity’s consolidated financial statements.  This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include amounts attributable to both the parent and the noncontrolling interest.  The Statement also provides a single method for accounting for changes in the parent’s ownership interest in a subsidiary that does not result in deconsolidation, as well as recognition of gain or loss when a subsidiary is deconsolidated as a result of an ownership change in which the parent ceases to have a controlling financial interest in the subsidiary, and expanded disclosures to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  Management does not expect the application of Statement No. 160 to have a material impact on the Company’s results of operations or financial position.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB 109 provides that consistent with the guidance in SFAS No. 156 “Accounting for Servicing of Financial Assets” and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SAB 109 is to be applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The application of SAB 109 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 “Shared Based Payment”.  SAB 110 expresses the views, that under certain circumstances, the staff will continue to accept the use of a “simplified method” in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 “Shared-Based Payment” for share option grants issued after December 31, 2007.  Examples of such circumstances might include those in which the company does not have sufficient historical share option exercise experience upon which to estimate an expected term, situations where historical exercise data may no longer provide a reasonable basis upon which to estimate an expected term, or situations where more relevant detailed information (employee exercise patterns by industry and/or other categories of companies) is not widely available.  The

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

application of SAB 110 is not expected to have a material impact on the Company’s results of operations or financial position.

Note C – Investments

In the three-month period ended November 30, 2007, an equity investment in the amount of $25,000 was made in the Jacobs & Company Mutual Fund by its investment advisor, Jacobs & Company, and is recorded in other assets at market value.

In the three-month period ended November 30, 2007, the Company reclassified investments in debt securities of Federal National Mortgage Association (“FNMA” or “Fannie Mae”) previously classified as held-to-maturity to the available-for-sale classification in response to uncertainties attributable to the slumping U.S. mortgage and housing markets and its potential effect on the issuer’s financial condition.

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on November 30, 2007.

	November 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. government agencies	$828,653	$1,497	$-	$830,150
Equity securities	$25,000	-	236	24,764
	$853,653	$1,497	$236	$854,914

The gross realized loss on available-for-sale securities sold in the three-month period ended November 30, 2007 is as follows:

Proceeds from sale of security	$169,330
Amortized cost of security sold	(169,881)
Loss on sale of security	$(551)

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note D – Notes Receivable

In the three-month period ended November 30, 2007, the Company made a short-term loan in the amount of $50,000 to a non-related party business that provides services to the Company.  The Note is unsecured and bears interest at the rate of 10.00% per annum with a maturity date of January 31, 2008.  The Note is personally guaranteed by the principal of the business.

Note E – Other Assets

Included in other assets as of November 30, 2007 are advance deposits of approximately $329,000 and deferred costs of $68,000 for professional fees relating to certain equity financing matters the Company contemplates undertaking in the next six months.

Note F – Notes Payable and Advances from Related Party

In the three-month period ended August 31, 2007, the Company borrowed $150,000 from individuals and closely-held companies under unsecured demand notes bearing interest rates at 10.00% per annum and issued 100,000 shares of its common stock as additional consideration for the extension of such credit.  The Company repaid outstanding unsecured advances from its largest shareholder and CEO as of May 31, 2007 in the amount of $15,763, and subsequently received unsecured advances amounting to $127,200.  Proceeds from such borrowings and advances were used to fund on-going operations.

In the three-month period ended November 30, 2007, the Company borrowed $2,300,000 in the aggregate from a group of individuals to provide interim bridge-financing until a larger, more permanent financing the Company contemplates undertaking is consummated.

The Company repaid $130,000 of demand note borrowings and $127,200 of advances from its largest shareholder and CEO from proceeds obtained from this bridge-financing.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

At November 30, 2007, the Company had the following unsecured notes payable to individuals and a commercial bank:

Unsecured demand notes payable to individuals; interest rate fixed @ 10.00%.	$95,000

Unsecured note payable to individuals maturing December 31, 2007; interest payable calendar quarterly; interest rate fixed @ 10.00%.	49,985

Unsecured notes payable (bridge-financing) to a group of individuals due in full upon consummation by Company of a qualified equity offering providing net proceeds of at least $50 million; or if such a qualified equity offering is not consummated by the six-month anniversary date of the notes (March 10, 2008), accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the amount of $149,437 commencing June 10, 2008; interest rate fixed @ 10.00%	2,325,000

Furthermore, upon retirement of note upon consummation of a qualified equity offering, the Company shall issue 4.65% of the Company’s outstanding common shares immediately following such offering as additional consideration; in the event that consummation of a qualified equity offering is not achieved by March 10, 2008, then the Company shall issue 4.65% of the Company’s outstanding common shares at such date and shall issue 1.86% of the Company’s outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. (See Note I-Subsequent Events)

Unsecured term note payable to commercial bank in the original amount of $250,000 and payable in equal monthly payments of $5,738; interest rate fixed @ 13.25%	219,503
$2,689,488

Scheduled maturities and principal payments for each of the next six years ending November 30 are as follows:

2008 (including demand notes)	$371,198
2009	444,761
2010	493,076
2011	546,695
2012	545,818
2013	287,940
$2,689,488

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note G – Other Liabilities

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005.  At August 31, 2007, the Company’s liability, including estimates for penalties and interest, approximated $516,000.  In the three-month period ended November 30, 2007, the Company entered into negotiations for the repayment and settlement of this obligation with the Internal Revenue Service.  In conjunction with such negotiations, the Company made a payment of approximately $173,000 towards the tax portion of this obligation leaving an estimated liability of approximately $344,500 as of November 30, 2007.  Subsequent to November 30, 2007, the Company made an additional payment of approximately $229,000 to be applied to the remaining tax and interest due and has requested an abatement of all penalties relating to this matter.  The Company is awaiting a final decision with regard to this matter.

Note H – Mandatorily Redeemable Preferred Stock and Common Stock

In the six-month period ended November 30, 2007, the Company issued an additional 25 shares of Series B Preferred Stock and 25,000 shares of the Company’s common stock as additional consideration, in exchange for cash in the amount of $25,000.  As of November 30, 2007, the Company has 319.401 shares of Series B Preferred stock authorized and available for issue.

Note I – Subsequent Events

Subsequent to November 30, 2007, the Company borrowed an additional $75,000 and has received a commitment for an additional $100,000 borrowing to be funded by no later than February 28, 2008.  Such borrowings are identical in terms to the bridge-financing arrangements more fully described in Note F-Notes Payable.  In total (together with the bridge-financing of $2,325,000 as of November 30, 2007), bridge-financing will amount to $2,500,000.  Accordingly, if a qualified equity offering is not consummated by the six-month anniversary date of the notes (March 2008), accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the aggregate amount of $160,685 commencing in June 2008. Furthermore, upon retirement of the notes upon consummation of a qualified equity offering, the Company shall issue a total of 5.00% of the Company’s outstanding common shares immediately following such offering as additional consideration; in the event that consummation of a qualified equity offering is not achieved by March 2008, then the Company shall issue a total of 5.00% of the Company’s outstanding common shares at such date and shall issue a total of 2.00% of the Company’s outstanding common shares upon each six-month anniversary date thereof until retirement of the notes.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On December 3, 2007, the Company entered into an agreement ( the “December 3 Agreement) with National Indemnity Company (“National Indemnity”) to purchase all of the outstanding shares of Unione Italiana Insurance Company of America (“Unione”) for a purchase price of $2.75 million plus the surplus of Unione on the date of the closing.  Unione is a New York Corporation with insurance licenses in 26 states.  Prior to closing, National Indemnity will enter into a reinsurance agreement with Unione under which National Indemnity will reinsure all liabilities of Unione under contracts of insurance and reinsurance arising prior to closing.  Among other conditions, closing is subject to applicable regulatory approvals, including approval by the New York Superintendent of Insurance.  Either party may terminate the December 3 Agreement if the closing does not take place on or prior to June 30, 2008.  The Company has made a nonrefundable deposit (except for failure by National Indemnity or Unione to meet certain required conditions for closing) to National Indemnity in the amount of $75,000 which amount will be applied towards the purchase price at closing.

By Agreement dated December 5, 2007 (the “Engagement Agreement”), the Company engaged an investment bank (the “Bank”) to act as placement agent/financial advisor with respect to certain equity financing matters.  The Bank will be entitled to a retainer of $250,000 ($150,000 of which has been paid in connection with the execution of the Engagement Agreement) and fees equal to 7% of the gross proceeds raised, against which the retainer will be credited, as well as reimbursement for expenses.  The term of the Engagement Agreement is 12 months, but subject to termination by either party upon 10 days notice to the other, subject to certain tail obligations.

On December 14, 2007, the Company entered into an agreement (the “December 14 Agreement”) with Reclamation Surety Holding Company, Inc. (“RSH”) to acquire by merger (the “Merger”) all of the business and assets of RSH, including the stock of RSH’s subsidiaries, Cumberland Surety, Inc. (“Cumberland”) and NewBridge Services, Inc. (“NewBridge”) for a purchase price of $3,400,000, less certain indebtedness of RSH (the “Merger Consideration”).  The Merger Consideration is payable in stock of the Company or, at the election of certain non-employee shareholders, cash.  Currently, NewBridge performs certain surety underwriting services for the Company’s subsidiary, First Surety Corporation.  Among other conditions, closing is subject to, and will take place following, the closing by the Company of an equity financing.  Either party may terminate the December 14 Agreement if the closing does not take place on or prior to June 30, 2008.  The parties contemplate entering into a definitive agreement with respect to the Merger that will supersede the December 14 Agreement.  Upon execution of the definitive agreement, the Company will make a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, which amount will be applied toward the Merger Consideration at closing.

On December 31, 2007, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid dividends amounting to $15,900 and $221,870, respectively. As of December 31, 2007, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $101,803 and $1,603,007, respectively.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note J – Segment Reporting

The Company has two reportable segments, investment advisory services and surety insurance products and services.  The following table presents revenue and other financial information by industry segment.

	Three-Month Period Ended
Industry Segment	November 30, 2007	November 30, 2006
Revenues:
Investment advisory	$63,299	$66,128
Surety insurance	145,042	126,449
Corporate	5,814	-
Total revenues	$214,155	$192,577

Net Income (Loss):
Investment advisory	$(55,566)	$(105,644)
Surety insurance	10,388	(25,084)
Corporate	(270,224)	(232,463)
Total net income (loss)	$(315,402)	$(363,191)

	Six-Month Period Ended
Industry Segment	November 30, 2007	November 30, 2006
Revenues:
Investment advisory	$129,622	$150,628
Surety insurance	290,117	252,547
Corporate	5,814	-
Total revenues	$425,553	$403,175

Net Income (Loss):
Investment advisory	$(119,671)	$(247,718)
Surety insurance	42,861	(18,236)
Corporate	(458,676)	(402,124)
Total net income (loss)	$(535,486)	$(668,078)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The bonding programs offered by FSC are specialized in nature and are targeted principally to the coal and oil and gas industries.  FSC currently writes only the surety line of business, is licensed to write surety only in West Virginia and has focused its primary efforts on marketing surety bonds required by federal and state agencies as a condition for the client's obtaining permits to mine coal.  Of primary importance to the Company's ability to fully implement its business plan is the expansion of that business into additional states.  Regulatory approval and licensing is required for each state where FSC seeks to conduct business.  Management has found that entry into additional states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as new entry into this market.  Management is pursuing avenues that will provide additional capital to facilitate such expansion.

The Company has secured loans totaling $2,500,000, of which $2,300,000 was borrowed during the three-month period ended November 30, 2007, to provide interim bridge-financing until the Company is able to accomplish a larger, more permanent equity financing.  On December 5, 2007, the Company engaged an investment bank to serve as financial advisor to assist the Company in accomplishing the larger equity financing.  Also in December 2007, the Company entered into letters of intent with each of National Indemnity Company to acquire Unione Italiana Insurance Company of America (“Unione”) and Reclamation Surety Holding Company, Inc. (“RSH”) to acquire its business and assets, including its two subsidiaries, Cumberland Surety, Inc. and NewBridge Services, Inc.  When coupled with the proposed financing, management believes that the acquisition of Unione, which has insurance licenses in 26 states, should accelerate the Company’s implementation of its business plan; and the acquisition of the business of RSH conducted through its subsidiaries will add marketing, underwriting and coal reclamation engineering capabilities to the Company that management believes should enhance and accelerate its business progression.  The Company’s accomplishing the permanent financing and consummation of the acquisitions of Unione and RSH are mutually dependent and remain substantial contingencies.

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs nine (9) full-time employees.

Results of Operations for the Three-Month Period Ended November 30, 2007

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended November 30, 2007 in the amount of $679,463 as compared with a loss of $699,366 for the corresponding period ended November 30, 2006.

Revenues

Revenues from operations for the three-month period ended November 30, 2007 were $208,339 as compared with $191,447 for the corresponding period ended November 30, 2006.  The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Quarterly revenues from the Company’s investment management segment (J&C), net of advisory referral fees, were $63,297 for the three-month period ended November 30, 2007 as compared with $59,803 for the corresponding period ended November 30, 2006.  As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. Other income reflects revenues from other advisory services provided during the respective periods.

Quarterly revenues from the Company’s surety insurance segment, consisting of FSC and Triangle, were $145,042 for the three-month period ended November 30, 2007 as compared with $126,449 for the corresponding period ended November 30, 2006.  Revenues attributable to premium earned, net investment income and commissions earned are as follows:

	Three-Month Period Ended
	November 30,
	2007	2006
Premium earned	$89,041	$81,138
Net investment income	52,670	44,058
Commissions earned	3,331	1,253
Total	$145,042	$126,449

Revenues for this segment of the business are expected to be somewhat more “seasonable” from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period.  Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business.  The increase in premium revenue for the three-month period ended November 30, 2007 in comparison to the corresponding period from the prior year is a result of the FSC adding new clients to its surety business in addition to increased business from existing clients. Investment income is expected to remain relatively consistent, but can fluctuate based on interest rates and market conditions.  The increase in the corresponding periods reflects growth in assets held for investment in FSC’s investment portfolio from approximately $3.8 million for the three-month period ended November 30, 2006 to approximately $4.1 million for the three-month period ended November 30, 2007; and an increase in investment yield from approximately 4.6% for the three-month period ended November 30, 2006 to approximately 5.2% for the three-month period ended November 30, 2007.

Expenses

The Company has experienced no claims for losses as of November 30, 2007.  However, “incurred but not reported” (IBNR) policy losses for the three-month period ended November 30, 2007 and 2006 amounted to $26,664 and $35,495 respectively.  Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC since its acquisition in December 2005.  Such estimates are based on industry averages adjusted for factors that are unique to the FSC’s underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC’s business.  In the 4th quarter of 2006, management increased its overall IBNR loss percentages including a one-time additional adjustment of approximately $11,150.

Insurance policy acquisition costs in the amount of $23,158 and $28,042 for the three-month periods ended November 30, 2007 and 2006, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.  The decline is attributable to policy renewal costs being less than costs incurred in the issuance of new policies and the 2006 year being the initial year for all policies written.

General and administrative expenses for the three-month periods ended November 30, 2007 and 2006 were $341,846 and $413,322 respectively, representing a decrease of approximately $71,476, and were comprised of the following:

	Three-Month Period Ended
	November 30,
	2007	2006	Difference
Salaries and related costs	$199,158	$211,632	$(12,474)
General office expense	26,246	28,185	(1,939)
Legal and other professional fees	34,671	74,194	(39,523)
Audit, accounting and related services	32,693	44,962	(12,269)
Travel, meals and entertainment	22,816	18,234	4,582
Other general and administrative	26,262	36,115	(9,853)

Total general and administrative	$341,846	$413,322	$(71,476)

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $14,000 attributable to increased staffing and related costs necessitated by the company’s growth and increased benefit costs, and an increase in key-person life insurance costs of approximately $3,000.  This was offset by a decrease in stock option expense of approximately $29,000.

In the three-month periods ended November 30, 2007 and 2006, legal and other professional fees included approximately $14,025 and $33,600 respectively relating to the Company’s on-going efforts to raise additional capital and assistance in efforts to expand the surety business into other states.  In the three-month period ended November 30, 2007, approximately $68,650 of professional fees relating to equity financing matters has been deferred and is recorded in other assets.  Other legal and professional fees incurred in the respective periods were for other corporate matters.

Other general and administrative expense decreased by approximately $9,850 for the three-month period ended November 30, 2007 as compared to the comparable 2006 period.  This decrease is primarily attributable to management’s curtailment of marketing and promotional expense relating to its investment advisory services.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the “Fund”).  While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund’s aggregate annual operating expenses to 2.00% of the average net assets.  Under this expense limitation agreement, J&C absorbed $45,178 of the Fund’s operating expenses during the three-month period ended November 30, 2007 as compared to $48,653 for corresponding period from the previous year.  As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase.  In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the three-month period ended November 30, 2007, the Fund’s investment advisory fees decreased to $10,140 as compared with $14,340 for the corresponding three-month period ended November 30, 2006 as a result of a decrease in the Fund size.  The Fund’s average assets under management declined from approximately $4.64 million for the three-month period ended November 30, 2006 to approximately $3.31 million for the three-month period ended November 30, 2007.  As of November 30, 2007, assets under management were approximately $3.1 million.

The Fund was initially established by Jacobs to provide the ability to manage funds for smaller accounts in a more efficient and diversified manner than could be achieved on an individual account basis.  Additionally, the Fund provided an investment vehicle that would fit within the Company’s broader business plan of issuing smaller bonds under its collateralized surety programs.  While the Fund’s lackluster performance has contributed to its gradual decline in size, and the maintenance of the Fund continues to be a significant cost to the Company, it remains a key component in the Company’s broader business plan.  Moreover, if successful in these broader efforts, the opportunity exists to significantly increase the assets under management within the Fund.  Should the Company be successful in increasing the size of the Fund to such a level that the Fund’s operating expense ratio falls below the 2.00% level, the costs absorbed by J&C are currently reimbursable to it for a period of up to three years.  Management continually evaluates the cost/benefit of maintaining the Fund.

Interest Expense and Income

Interest expense for the three-month period ended November 30, 2007 was $90,719 as compared with $27,418 for the corresponding period ended November 30, 2006.  The increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007 to pay professional fees and expenses and provide funds for on-going operations until a larger, more permanent financing the Company is contemplating is consummated.

Interest income for the three-month period ended November 30, 2007 was $5,816 as compared with $1,130 for the corresponding period ended November 30, 2006.  The increase in interest income is primarily related to the investment of the unexpended proceeds from the bridge-financing arrangement in short-term investment accounts.

Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock in the amount of $364,061 for the three-month period ended November 30, 2007 is comprised of accretion of discount in the amount of $131,138 and accrued but unpaid dividends on preferred stock in the amount of $232,923.  Accretion of mandatorily redeemable convertible preferred stock in the amount of $336,175 for the three-month period ended November 30, 2006 is comprised of accretion of discount in the amount of $121,800, accrued but unpaid dividends on preferred stock in the amount of $203,658, and $10,717 by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock.

Results of Operations for the Six-Month Period Ended November 30, 2007

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the six-month period ended November 30, 2007 in the amount of $1,253,638 as compared with a loss of $1,322,560 for the corresponding period ended November 30, 2006.

Revenues

Revenues from operations for the six-month period ended November 30, 2007 were $419,735 as compared with $390,953 for the corresponding period ended November 30, 2006.  The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Quarterly revenues from the Company’s investment management segment (J&C), net of advisory referral fees, were $129,617 for the six-month period ended November 30, 2007 as compared with $133,211 for the corresponding period ended November 30, 2006.  As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. Other income reflects revenues from other advisory services provided during the respective periods.

Quarterly revenues from the Company’s surety insurance segment, consisting of FSC and Triangle, were $290,118 for the six-month period ended November 30, 2007 as compared with $252,547 for the corresponding period ended November 30, 2006.  Revenues attributable to premium earned, net investment income and commissions earned are as follows:

	Six-Month Period Ended
	November 30,
	2007	2006
Premium earned	$173,579	$156,958
Net investment income	106,509	89,737
Commissions earned	10,030	5,852
Total	$290,118	$252,547

Revenues for this segment of the business are expected to be somewhat more “seasonable” from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period.  Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business.  The increase in premium revenue for the six-month period ended November 30, 2007 in comparison to the corresponding period from the prior year is a result of the FSC adding new clients to its surety business in addition to increased business from existing clients. Investment income is expected to remain relatively consistent, but can fluctuate based on interest rates and market conditions.  The increase in the corresponding periods reflects growth in assets held for investment in FSC’s investment portfolio from approximately $3.75 million for the six-month period ended November 30, 2006 to approximately $4.08 million for the six-month period ended November 30, 2007; and an increase in investment yield from approximately 5.0% for the six-month period ended November 30, 2006 to approximately 5.2% for the six-month period ended November 30, 2007.

Expenses

The Company has experienced no claims for losses as of November 30, 2007.  However, “incurred but not reported” (IBNR) policy losses for the six-month period ended November 30, 2007 and 2006 amounted to $51,979 and $51,797 respectively.  Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC since its acquisition in December 2005.  Such estimates are based on industry averages adjusted for factors that are unique to the FSC’s underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC’s business.

Insurance policy acquisition costs in the amount of $49,101 and $54,246 for the six-month periods ended November 30, 2007 and 2006, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.  The decline is attributable to policy renewal costs being less than costs incurred in the issuance of new policies and the 2006 year being the initial year for all policies written.

General and administrative expenses for the six-month periods ended November 30, 2007 and 2006 were $648,597 and $752,148 respectively, representing a decrease of approximately $103,551, and were comprised of the following:

	Six-Month Period Ended
	November 30,
	2007	2006	Difference
Salaries and related costs	$368,581	$400,665	$(32,084)
General office expense	52,297	56,049	(3,752)
Legal and other professional fees	75,553	101,506	(25,953)
Audit, accounting and related services	55,646	69,970	(14,324)
Travel, meals and entertainment	33,249	49,593	(16,344)
Other general and administrative	63,271	74,365	(11,094)

Total general and administrative	$648,597	$752,148	$(103,551)

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $24,000 attributable to increased staffing and related costs necessitated by the company’s growth and increased benefit costs, and an increase in key-person life insurance costs of approximately $3,000.  This was offset by a decrease in stock option expense of approximately $59,000.

In the six-month periods ended November 30, 2007 and 2006, legal and other professional fees included approximately $52,000 and $54,000 respectively relating to the Company’s on-going efforts to raise additional capital and assistance in efforts to expand the surety business into other states.  In the six-month period ended November 30, 2007, approximately $68,650 of professional fees relating to equity financing matters has been deferred and is recorded in other assets.  Other legal and professional fees incurred in the respective periods were for other corporate matters.

Expenses related to travel, meals and entertainment decreased by approximately $16,000 for the six-month period ended November 30, 2007 as compared to the comparable 2006 period.  This decrease is primarily attributable to management’s decision to curtail its participation in certain coal industry events in fiscal 2007.

Other general and administrative expense decreased by approximately $11,000 for the six-month period ended November 30, 2007 as compared to the comparable 2006 period.  This decrease is primarily attributable to management’s curtailment of marketing and promotional expense relating to its investment advisory services.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the “Fund”).  While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the

Fund’s aggregate annual operating expenses to 2.00% of the average net assets.  Under this expense limitation agreement, J&C absorbed $85,510 of the Fund’s operating expenses during the six-month period ended November 30, 2007 as compared to $94,582 for corresponding period from the previous year.  As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase.  In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the six-month period ended November 30, 2007, the Fund’s investment advisory fees decreased to $22,584 as compared with $29,565 for the corresponding six-month period ended November 30, 2006 as a result of a decrease in the Fund size.  The Fund’s average assets under management declined from approximately $4.77 million for the six-month period ended November 30, 2006 to approximately $3.71 million for the six-month period ended November 30, 2007.  As of November 30, 2007, assets under management were approximately $3.1 million.

The Fund was initially established by Jacobs to provide the ability to manage funds for smaller accounts in a more efficient and diversified manner than could be achieved on an individual account basis.  Additionally, the Fund provided an investment vehicle that would fit within the Company’s broader business plan of issuing smaller bonds under its collateralized surety programs.  While the Fund’s lackluster performance has contributed to its gradual decline in size, and the maintenance of the Fund continues to be a significant cost to the Company, it remains a key component in the Company’s broader business plan.  Moreover, if successful in these broader efforts, the opportunity exists to significantly increase the assets under management within the Fund.  Should the Company be successful in increasing the size of the Fund to such a level that the Fund’s operating expense ratio falls below the 2.00% level, the costs absorbed by J&C are currently reimbursable to it for a period of up to three years.  Management continually evaluates the cost/benefit of maintaining the Fund.

Interest Expense and Income

Interest expense for the six-month period ended November 30, 2007 was $121,711 as compared with $112,687 for the corresponding period ended November 30, 2006.  Included in interest expense for the six-month period ended November 30, 2006 is an accrual of approximately $79,150 related to additional interest owed on the payroll tax liability, based on notices received from the Internal Revenue Service.  Excluding this accrual , the increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007 to pay professional fees and expenses and provide funds for on-going operations until a larger, more permanent financing the Company is contemplating is consummated.

Interest income for the six-month period ended November 30, 2007 was $5,818 as compared with $12,222 for the corresponding period ended November 30, 2006.  Interest income for the six-month period ended November 30, 2007 is primarily related to the investment of the unexpended proceeds from the bridge-financing arrangement in short-term investment accounts.  Interest income for the six-month period ended November 30, 2006 relates to interest earned on amounts due from a related party.

Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock in the amount of $718,152 for the six-month period ended November 30, 2007 is comprised of accretion of discount in the amount of $259,986 and accrued but unpaid dividends on preferred stock in the amount of $458,166.  Accretion of mandatorily redeemable convertible preferred stock in the amount of $654,482 for the six-month period ended November 30, 2006 is comprised of accretion of discount in the amount of $243,886, accrued but unpaid dividends on preferred stock in the amount of $399,879, and $10,717 by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock.

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

Reserve for Losses and Loss Expenses

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience.  FSC has experienced no claims for losses as of November 30, 2007.

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

In establishing its reserves for losses and loss adjustment expense, management continually reviews its exposure to loss based on reports provided in conjunction with the periodic monitoring and inspections performed, the value of the collateral accounts held for the benefit of FSC, along with industry averages and historical experience.  At the inception of surety operations, management estimated such losses based on industry experience, adjusted for factors that are unique to the Company’s approach, and in consultation with consulting actuaries experienced in the surety field.

Analysis of Liquidity, Capital Resources and Financial Position

Pursuant to the approval of the transaction to acquire FSC by the Insurance Commissioner of the State of West Virginia, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner.  Of the Company’s investments and cash in the amount of $4,851,277 as of November 30, 2007, $4,104,247 is restricted to FSC.  Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.  Accordingly, because of these restrictions, as of November 30, 2007, a significant deficiency in working capital exists as the Company’s current liabilities exceed its available current assets.  The Company’s ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service such obligations.

For the three and six-month periods ended November 30, 2007, the Company experienced significant deficiencies in cash flow from operations approximating $1,243,000 and $1,495,000 respectively.  Such amounts included the payment of arrearages in accrued professional fees, partial payment of delinquent payroll taxes arising in prior periods, and advance deposits for anticipated professional services related to the Company’s financing efforts.   Excluding the aforementioned items, the Company experienced deficiencies in cash flow from recurring operations of approximately $287,000 and $550,000 for the three and six-month periods ended November 30, 2007.  Such deficiencies were funded primarily through borrowing arrangements.

In the three-month period ended November 30, 2007, the Company borrowed $2,300,000 in the aggregate from a group of individuals to provide interim bridge-financing until a larger, more permanent financing the Company contemplates undertaking is consummated.  Proceeds from such borrowings have been used to repay short-term borrowings of approximately $257,000, payment of professional fees and advance deposits in the amount of approximately $798,000, payment towards delinquent payroll tax obligations for periods ending on or before December 31, 2005 in the amount of approximately $173,000, and approximately $770,000 being held in short-term cash investments and note receivable.    The remaining proceeds were used to fund on-going operations.  Management plans to use the remaining funds on hand to pay fees, expenses, and other required advance deposits expected to be incurred in connection with the larger financing and to fund on-going working capital deficiencies.

The bridge-financing is to be repaid in full upon consummation of a qualified equity offering providing net proceeds of at least $50 million (“qualified equity offering”).  If such a qualified equity offering is not consummated by March 10, 2008, accrued interest-to-date shall be due and payable with quarterly installments of principal and interest commencing in June 2008 based on a 5-year amortization.  Furthermore, upon retirement of the note upon consummation of a qualified equity offering, the Company shall issue 4.65% of the Company’s outstanding shares immediately following such offering.  If a qualified equity offering is not achieved by March 10, 2008, the Company shall issue 4.65% of the Company’s outstanding common shares on such date and shall issue 1.86% of the Company’s outstanding common shares upon each six-month anniversary date thereof until retirement of the notes in full.  Such percentages are expected to increase to 5.00% and 2.00% respectively based on additional bridge-financing acquired or expected to be acquired subsequent to November 30, 2007 (See Note I-Subsequent Events of Notes to Financial Statements).

While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it anticipates that losses and working capital deficiencies will continue until FSC is able to develop a substantial book of business.

Management remains encouraged as to the overall market conditions for the Company’s products and services and the need for additional bonding capacity, by both large and small companies.  Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC’s status as new entry into this market.  Management believes that if FSC’s capital and surplus reserves were significantly more substantial, entry into other states would be less challenging.   Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed.  On December 5, 2007, the Company engaged an investment bank to act as placement agent/financial advisor with respect to certain equity financing matters.

Through the sharing of resources (primarily personnel), management has continued efforts to minimize operating costs.   Although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reach more substantial levels.  And while growth of the FSC business continues to provide additional cash flow to the Company’s other subsidiaries, J&C and Triangle, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings.  However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company.  Accordingly, concerns as to the Company’s ability to continue as a going concern are substantial.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3.  Controls and Procedures

Evaluation of Internal and Disclosure Controls

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including Company’s president and chief financial officer.  Based upon that evaluation, the Company’s president and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

In November 2007, 26 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $26,000.

In November 2007, 4 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $4,000.

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

The issuance of the aforementioned securities is exempt from registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the provision of Section 4(2) of the Securities Act, as transactions not involving any public offering, in reliance upon, among other things, the representations made by the investors, including representations regarding their status as accredited investors (as such term is defined under Rule 501 promulgated under the Securities Act), and their acquisition of the securities for investment and not with a current view to distribution thereof.  The securities contain a legend to the effect that such securities are not registered under the Securities Act pursuant to an exemption from such registration.  The issuance of the securities was not underwritten.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Company’s Articles of Incorporation (1)
3.2	Company’s By-laws (1)
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Subscription Agreement and Promissory Note (2)
(1) Incorporated by reference to the Company’s Current Report on form 8-K dated December 29, 2005.
(2) Incorporated by reference to the Company’s Current Report on form 8-K dated September 14, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2008	JACOBS FINANCIAL GROUP, INC.
(Registrant)

/s/John M. Jacobs
John M. Jacobs, President