Form 10QSB
period 2008-02-29
JACOBS FINANCIAL GROUP, INC.
filed 2008-04-21
CIK 857501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

JACOBS FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	0-21210	84-0922335
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

300 Summers Street, Suite 970, Charleston, WV 25301
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (304) 343-8171

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X]	No	[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

  165,872,375 common shares as of April 18, 2008

Transitional Small Business Disclosure Format (check one)

Yes	[ ]	No	[X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are included herein in response to Item 1:

Jacobs Financial Group, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

	February 29, 2008	May 31, 2007
ASSETS

Investments and Cash:

Bonds available for sale, at market value	$94,185	$-
(amortized cost - 02/29/08 $97,582)
Bonds held to maturity, at amortized costs	-	2,316,875
(market value - 05/31/07 $2,308,003)
Mortgage-back securities held to maturity, at amortized costs	3,603,555	1,369,411
(market value - 02/29/08 $3,617,455; 05/31/07 $1,367,365)
Short-term investments, at cost (approximates market value)	1,235,348	335,729
Cash	136,210	25,298

Total Investments and Cash	5,069,298	4,047,313

Investment income due and accrued	20,312	35,294
Premiums and other accounts receivable	37,727	38,668
Deferred policy acquisition costs	89,290	52,365
Furniture and equipment, net of accumulated depreciation of $118,827 and $113,919, respectively	18,179	23,628
Note receivable	50,000	-
Other assets	990,971	22,801
Intangible assets	150,000	150,000

TOTAL ASSETS	$6,425,777	$4,370,069

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses	$203,419	$110,784
Reserve for unearned premiums	303,327	144,188
Advance premiums	-	127,034
Accrued expenses and professional fees	369,393	547,965
Accounts payable	223,348	345,895
Notes payable	2,804,536	410,136
Accrued interest payable	118,766	16,095
Other liabilities	18,962	511,751

Total Liabilities	4,041,751	2,213,848

Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 2,198 shares issued and outstanding; stated liquidation value of $1,000 per share	2,250,005	1,420,913
Series B Preferred Stock, $.0001 par value per share; 9,941.341 shares authorized; 9,621.940 shares issued and outstanding; stated liquidation value of $1,000 per share	9,581,861	8,526,059
	11,831,866	9,946,972
Total Mandatorily Redeemable Preferred Stock

Stockholders' Equity (Deficit)

Common stock, $.0001 par value per share; 490 million shares authorized; 157,455,938 shares issued and outstanding	15,746	15,700
Additional paid in capital	2,364,816	2,082,647
Accumulated deficit	(11,824,224)	(9,889,098)
Accumulated other comprehensive income (loss)	(4,178)	-

Total Stockholders' Equity (Deficit)	(9,447,840)	(7,790,751)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,425,777	$4,370,069

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	February 29		February 29

	2008	2007	2008	2007

Revenues:

Investment advisory services	$63,486	$63,748	$193,103	$196,959
Insurance premiums and commissions	136,077	78,486	319,685	241,296
Net investment income	58,123	48,049	165,183	137,786
Net realized investment gains	4,140	-	3,589	-
Other income	-	-	-	5,195
Total Revenues	261,826	190,283	681,560	581,236

Expenses:

Incurred policy losses	40,656	23,326	92,635	75,122
Insurance policy acquisition costs	39,724	26,939	88,825	81,185
General and administrative	337,435	356,092	986,031	1,108,242
Mutual fund costs	27,557	38,222	113,067	132,804
Depreciation	2,134	3,289	6,275	9,081
Total Expenses	447,506	447,868	1,286,833	1,406,434

Net Income (Loss) from Operations	(185,680)	(257,585)	(605,273)	(825,198)

Gain on debt extinguishment	115,470	42,445	115,470	42,445
Interest income	3,503	38	9,321	12,260
Interest expense	(243,549)	(25,183)	(365,260)	(137,870)

Net Income (Loss)	(310,256)	(240,285)	(845,742)	(908,363)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(371,231)	(335,462)	(1,089,383)	(989,944)

Net Income (Loss) Attributable to Common Stockholders	$(681,487)	$(575,747)	$(1,935,125)	$(1,898,307)

Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share	$-	$-	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding	157,309,520	156,865,392	157,152,081	156,045,180

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	February 29		February 29

	2008	2007	2008	2007

Comprehensive income (loss):

Net income (loss) attributable to common stockholders	$(681,487)	$(575,747)	$(1,935,125)	$(1,898,307)

Other comprehensive income (loss):

Net unrealized gain (loss) of available-for-sale investments arising during period	(3,942)	-	(2,681)	-

Reclassification adjustment for realized (gain) loss included in net income	(1,497)	-	(1,497)	-

Net unrealized gain (loss) attributable to available-for-sale investments recognized in other comprehensive income	(5,439)	-	(4,178)	-

Comprehensive income (loss) attributable to common stockholders	$(686,926)	$(575,747)	$(1,939,303)	$(1,898,307)

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statement of Cash Flows (Unaudited)

	Three Months Ended February 29,		Nine Months Ended February 29,

	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(310,256)	$(240,285)	$(845,742)	$(908,363)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Unearned premium	137,724	(21,315)	32,105	(77,479)
Stock option expense	22,433	50,633	79,619	166,368
Stock issued (or to be issued) in connection with financing arrangements	173,584	-	201,771	-
Provision for loss reserves	40,656	23,325	92,635	75,122
Amortization of premium	5,547	7,978	12,498	26,148
Depreciation	2,134	3,289	6,275	9,082
Premium and other receivables	3,378	11,309	941	7,795
Accretion of discount	(2,853)	(5,716)	(9,025)	(16,900)
Investment income due and accrued	13,347	(15,461)	16,505	(17,647)
Realized (gain) loss on sale of securities	(4,140)	-	(3,589)	-
Deferred policy acquisition costs	(41,277)	8,290	(36,925)	27,374
(Gain) on extinguishment of debt	(115,470)	(42,445)	(115,470)	(42,445)
Loss on disposal of furniture and equipment	684		684
Change in operating assets and liabilities:
Other assets	(553,680)	(149,724)	(943,513)	(132,863)
Accounts payable and cash overdraft	(7,361)	(6,198)	(122,547)	(100,467)
Accrued expenses and other liabilities	42,293	133,877	(453,220)	295,717

Net cash flows from (used in) operating activities	(593,257)	(242,443)	(2,086,998)	(688,558)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to related party	-	-	-	(76,173)
Repayments from related party	-	-	-	127,227
Short-term loan	-	-	(50,000)	-
(Increase) decrease in short-term investments	(690,072)	83,353	(895,944)	(56,360)
Costs of available for sale securities acquired	(97,582)	-	(97,582)	-
Costs of mortgaged-backed securities acquired	(2,181,077)	(189,963)	(2,503,752)	(458,906)
Costs of bonds acquired	-	-	-	(100,000)
Purchase of equity securities	(438)	-	(25,438)	-
Sale of securities available for sale	-	-	169,330	-
Redemption of available for sale securities upon call	830,000		830,000
Repayment of mortgage-backed securities	116,751	106,950	257,071	371,246
Redemption of bonds upon call or at maturity	1,175,000	-	1,325,000	-
Purchase of furniture and equipment	(1,510)	(2,051)	(1,510)	(6,008)

Net cash flows from (used in) investing activities	(848,928)	(1,711)	(992,825)	(198,974)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt	-	36,908	127,200	115,457
Repayment of related party debt	-	(73,647)	(142,963)	(133,698)
Proceeds from borrowings	175,000	25,000	2,625,000	325,000
Repayment of borrowings	(59,952)	(46,645)	(214,837)	(108,248)
Proceeds from issuance of Series A preferred stock	701,000	30,000	771,000	268,000
Proceeds from issuance of Series B preferred stock	-	253,320	25,000	493,220
Redemption of Series B preferred stock	-	-	-	(62,477)
Proceeds from issuance of common stock	-	6,680	-	16,780
Proceeds from exercise of common stock warrants	335	-	335	1,500

Net cash flows from financing activities	816,383	231,616	3,190,735	915,534

NET INCREASE (DECREASE) IN CASH	(625,802)	(12,538)	110,912	28,002

CASH AT BEGINNING OF PERIOD	762,012	40,540	25,298	-

CASH AT END OF PERIOD	$136,210	$28,002	$136,210	$28,002

See supplemental disclosures on following page

See accompanying notes.

	Three Months Ended February 29,		Nine Months Ended February 29,

	2008	2007	2008	2007

SUPPLEMENTAL DISCLOSURES

Interest paid	$8,637	$12,320	$49,295	$38,502
Income taxes paid	-	-	-	-

Non-cash investing and financing transaction:
Assumption of accounts payable by related party	-	-	-	365,000
Additional consideration paid for issuance of debt	173,584	-	201,771	-
Reclassification of bonds held-to-maturity to bonds available for sale	-	-	998,534	-

See accompanying notes.

Jacobs Financial Group, Inc.
Consolidated Condensed Statement of Mandatorily Redeemable Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
For the Three Month Period Ended February 29, 2008

					Stockholders' Equity (Deficit)
	Series A		Series B
	Mandatorily Redeemable		Mandatorily Redeemable						Accumulated
			Convertible				Additional		Other
	Preferred Stock		Preferred Stock				Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, November 30, 2007	1,497	$1,529,067	9,621.940	$9,230,567	157,122,836	$15,712	$2,168,498	$(11,142,736)	$1,261	$(8,957,265)

Issuance of Series A and B Preferred Stock and common stock	701	701,000	-	-	-	-	-	-	-	-

Issuance of common stock as additional consideration for financing arrangements	-	-	-	-	-	-	-	-	-	-

Issuance of common stock upon exercise of warrants	-	-	-	-	333,102	34	301	-	-	335

Accretion of mandatorily redeemable convertible preferred stock	-	4,038	-	129,423	-	-	-	(133,461)	-	(133,461)

Accrued dividends of mandatorily redeemable convertible preferred stock	-	15,900	-	221,871	-	-	-	(237,771)		(237,771)

Expense of common shares to be issued in connection with financing arrangements	-	-	-	-	-	-	173,584	-	-	173,584
Common stock option expense	-	-	-	-	-	-	22,433	-	-	22,433
Unrealized net gain (loss) on available for sale securities	-	-	-	-	-	-	-	-	(5,439)	(5,439)

Net income (loss), three month period ended February 29, 2008	-	-	-	-	-	-	-	(310,256)	-	(310,256)

Balance, February 29, 2008	2,198	$2,250,005	9,621.940	$9,581,861	157,455,938	$15,746	$2,364,816	$(11,824,224)	$(4,178)	$(9,447,840)

See accompanying notes.

Jacobs Financial Group, Inc.
Consolidated Condensed Statement of Mandatorily Redeemable Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
For the Nine Month Period Ended February 29, 2008

					Stockholders' Equity (Deficit)
	Series A		Series B
	Mandatorily Redeemable		Mandatorily Redeemable						Accumulated
			Convertible				Additional		Other
	Preferred Stock		Preferred Stock				Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, May 31, 2007	1,427	$1,420,913	9,596.940	$8,526,059	156,997,836	$15,700	$2,082,647	$(9,889,098)	$-	$(7,790,751)

Issuance of Series A and B Preferred Stock and common stock	771	771,000	25.000	24,510	25,000	2	488	-	-	490

Issuance of common stock as additional consideration for financing arrangements	-	-	-	-	100,000	10	1,546	-	-	1,556

Issuance of common stock upon exercise of warrants	-	-	-	-	333,102	34	301	-	-	335

Accretion of mandatorily redeemable convertible preferred stock	-	11,952	-	381,495	-	-	-	(393,447)	-	(393,447)

Accrued dividends of mandatorily redeemable convertible preferred stock	-	46,140	-	649,797	-	-	-	(695,937)	-	(695,937)

Expense of common shares to be issued in connection with financing arrangements	-	-	-	-	-	-	200,215	-	-	200,215
Common stock option expense	-	-	-	-	-	-	79,619	-	-	79,619
Unrealized net gain on available for sale securities	-	-	-	-	-	-	-	-	(4,178)	(4,178)

Net income (loss), nine month period ended February 29, 2008	-	-	-	-	-	-	-	(845,742)	-	(845,742)

Balance, February 29, 2008	2,198	$2,250,005	9,621.940	$9,581,861	157,455,938	$15,746	$2,364,816	$(11,824,224)	$(4,178)	$(9,447,840)

See accompanying notes.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the “Company” or “JFG”).  These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included.  Such adjustments are of a normal recurring nature.  The results of operations for the three and nine month periods ended February 29, 2008, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2008.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in Item 7. of Form 10-KSB filed on September 13, 2007.

Reclassifications

Certain amounts in the 2007 Consolidated Condensed Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Condensed Financial Statements as of February 29, 2008 and for the three and nine month periods then ended.  These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

Liquidity and Going Concern

These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $2,661,000 and $1,874,000 for the years ended May 31, 2007 and 2006 and has incurred losses of approximately $681,500 and $1,935,000 for the three and nine month periods ended February 29, 2008.  Losses are expected to continue until the Company’s insurance company subsidiary, First Surety Corporation (“FSC”) develops substantial business.  While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC’s assets (See Management’s Discussion and Analysis), the Company’s significant deficiency in working capital and stockholders’ equity raise substantial doubt about the Company’s ability to continue as a going concern.

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

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In December 2004, the FASB issued FASB Statement No. 153 “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29”.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application was permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement was issued.   The adoption of the provisions of SFAS No. 153 did not have a material impact on the Company’s results of operations or financial position.

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

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair ValueMeasurements” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Such items include recognized financial assets and financial liabilities, firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide these goods or services and host financial instruments resulting from separation of an embedded nonfinancial derivative

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

instrument from a nonfinancial hybrid instrument.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigatevolatility in reported earnings caused by measuring related assets andliabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective for fiscal years beginning after November 15, 2007 although early adoption is permitted.   Management does not expect the application of SFAS No. 159 to have a material impact on the Company’s results of operations or financial position.

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

Statement No. 141 was revised to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial report about a business combination and its effects.  The Statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;  b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  While the Statement retains the fundamental requirement that the acquisition or purchase method of accounting be used for all business combinations, it replaces the cost-allocation process that resulted in not recognizing some assets and liabilities at the acquisition date and measuring some assets and liabilities at amounts other than fair market value at the acquisition date.  Among other matters, the revised Statement requires that acquisition-related and restructuring costs be recognized separately from the business combination as expenses in the periods in which the costs are incurred and provides that “bargain purchases” (those business combinations in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling, or minority, interest in the acquiree) be recognized in the earnings of the acquirer as a gain.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

Statement No. 160 was issued to improve the relevance, comparability, and transparency of financial information for the reporting entity by establishing accounting and reporting standards attributable to noncontrolling, or minority,  interests in subsidiaries included in the reporting

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This Statement changes the disclosure requirements for derivative instruments and hedging activities in order to provide improved transparency of financial reporting with respect to derivative instruments and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company does not currently employ the use of derivative instruments or engage in hedging activities and thus the issuance of this Statement is not expected to have any impact on the Company’s current financial statement disclosure requirements.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 “Shared Based Payment”.  SAB 110 expresses the views, that under certain circumstances, the staff will continue to accept the use of a “simplified method” in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 “Shared-Based Payment” for share option grants issued after December 31, 2007.  Examples of such circumstances might include those in which the company does not have sufficient historical share option exercise experience upon which to estimate an expected term, situations where historical exercise data may no longer provide a reasonable basis upon which to estimate an

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

expected term, or situations where more relevant detailed information (employee exercise patterns by industry and/or other categories of companies) is not widely available.  The application of SAB 110 is not expected to have a material impact on the Company’s results of operations or financial position.

Note C – Investments

In the three-month period ended November 30, 2007, an equity investment in the amount of $25,000 was made in the Jacobs & Company Mutual Fund by its investment advisor, Jacobs & Company, and is recorded in other assets at market value.  Dividends paid by the Fund at year-end were reinvested.

In the three-month period ended November 30, 2007, the Company reclassified investments in debt securities of Federal National Mortgage Association (“FNMA” or “Fannie Mae”) previously classified as held-to-maturity to the available-for-sale classification in response to uncertainties attributable to the slumping U.S. mortgage and housing markets and its potential effect on the issuer’s financial condition.  Such securities, which were subject to call by the issuer, were called in the three-month period ended February 29, 2008.

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on February 29, 2008.

	February 29, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Municipal securities	$97,582	$-	$3,397	$94,185

Equity securities	25,438	-	781	24,657
	$123,020	$-	$4,178	$118,842

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The gross realized gains and losses on available-for-sale and held-to-maturity securities sold or redeemed by the issuer, pursuant to call features, in the three and nine-month period ended February 29, 2008 are as follows:

	Three-Month Period Ended February 29, 2008	Nine-Month Period Ended February 29, 2008

Available for sale securities

Gross realized gains	$835	$835
Gross realized losses	-	(551)
Net realized gain	835	284

Held-to-maturity securities

Gross realized gains	$3,305	$3,305
Gross realized losses	-	-
Net realized gain	3,305	3,305

Net realized gain	$4,140	$3,589

Note D – Notes Receivable

In the three-month period ended November 30, 2007, the Company made a short-term loan in the amount of $50,000 to a non-related party business that provides services to the Company.  The Note is unsecured and bears interest at the rate of 10.00% per annum with a maturity date of January 31, 2008.  The Note is personally guaranteed by the principal of the business.  Management is in discussions with the maker with regard to repayment of the note and expects repayment in full shortly.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note E – Other Assets

Included in other assets as of February 29, 2008 are advance deposits and deferred costs of approximately $944,300 relating to certain equity financing matters the Company contemplates undertaking in the next three-to-six months.  Such amount is comprised of the following:

Advance deposits for professional fees	$257,700
Deferred costs for professional services	561,600
Escrow deposits for proposed acquisitions	125,000
(See Note I-Commitments)
Total	$944,300

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

In the three-month period ended February 29, 2008, the Company borrowed an additional $175,000 under the bridge-financing arrangement and repaid an unsecured note in the amount of $49,985 that matured on December 31, 2007.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

At February 29, 2008, the Company had the following unsecured notes payable to individuals and a commercial bank:

Unsecured demand notes payable to individuals; interest rate fixed @ 10.00%.	$95,000

Unsecured notes payable (bridge-financing) to a group of individuals due in full upon consummation by Company of a qualified equity offering providing net proceeds of at least $50 million; or if such a qualified equity offering is not consummated by the six-month anniversary date of the notes (March 10, 2008), accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the amount of $160,685 commencing June 10, 2008; interest rate fixed @ 10.00%.	2,500,000

Furthermore, upon retirement of note upon consummation of a qualified equity offering, the Company shall issue 5.00% of the Company’s outstanding common shares immediately following such offering as additional consideration; in the event that consummation of a qualified equity offering is not achieved by March 10, 2008, then the Company shall issue 5.00% of the Company’s outstanding common shares at such date and shall issue 2.00% of the Company’s outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. (See Note J-Subsequent Events)

Unsecured term note payable to commercial bank in the original amount of $250,000 and payable in equal monthly payments of $5,738; interest rate fixed @ 13.25%	209,536

$2,804,536

Scheduled maturities and principal payments for each of the next six years ending February 28 are as follows:

2009(including demand notes)	$439,111
2010	486,958
2011	539,749
2012	592,655
2013	589,330
2014	156,733

$2,804,536

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note G – Other Liabilities

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005.  At August 31, 2007, the Company’s liability, including estimates for penalties and interest, approximated $516,000.  In the three-month period ended November 30, 2007, the Company entered into negotiations for the repayment and settlement of this obligation with the Internal Revenue Service.  In conjunction with such negotiations, the Company made a payment of approximately $173,000 towards the tax portion of this obligation leaving an estimated liability of approximately $344,500 as of November 30, 2007.  Subsequent to November 30, 2007, the Company made an additional payment of approximately $229,000 to be applied to the remaining tax and interest due and requested abatement of all penalties relating to this matter.  In February 2008, the Company received notification from the Internal Revenue Service granting its request for abatement of penalty with respect to this matter.  Accordingly, in the three-month period ended February 29, 2008, the Company recognized a gain of $115,470 upon final settlement of this matter.

Note H – Mandatorily Redeemable Preferred Stock and Common Stock

In the nine-month period ended February 29, 2008, the Company issued an additional 25 shares of Series B Preferred Stock and 25,000 shares of the Company’s common stock as additional consideration, in exchange for cash in the amount of $25,000.  As of February 29, 2008, the Company has 319.401 shares of Series B Preferred stock authorized and available for issue.

Note I – Commitments and Material Agreements

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

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

By Agreement dated December 5, 2007 (the “Engagement Agreement”), the Company engaged an investment bank (the “Bank”) to act as placement agent/financial advisor with respect to certain equity financing matters.  The Bank will be entitled to a retainer of $250,000 ($200,000 of which has been paid) and fees equal to 7% of the gross proceeds raised, against which the retainer will be credited, as well as reimbursement for expenses.  The term of the Engagement Agreement is 12 months, but subject to termination by either party upon 10 days notice to the other, subject to certain tail obligations.

On December 14, 2007, the Company entered into an agreement (the “December 14 Agreement”) with Reclamation Surety Holding Company, Inc. (“RSH”) to acquire by merger (the “Merger”) all of the business and assets of RSH, including the stock of RSH’s subsidiaries, Cumberland Surety, Inc. (“Cumberland”) and NewBridge Services, Inc. (“NewBridge”) for a purchase price of $3,400,000, less certain indebtedness of RSH (the “Merger Consideration”).  The Merger Consideration is payable in stock of the Company or, at the election of certain non-employee shareholders, cash.  Currently, NewBridge performs certain surety underwriting services for the Company’s subsidiary, First Surety Corporation.  Among other conditions, closing is subject to, and will take place following, the closing by the Company of an equity financing.  Either party may terminate the December 14 Agreement if the closing does not take place on or prior to June 30, 2008.  Subsequently the parties entered into a definitive agreement with respect to the Merger that superseded the December 14 Agreement.  Upon execution of this definitive agreement, the Company made a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, which amount will be applied toward the Merger Consideration at closing.

Note J – Subsequent Events

Subsequent to February 29, 2008, the Company obtained net borrowings of $97,000 from individuals to fund ongoing operations.  $12,000 was borrowed under a demand note bearing interest at the rate of 10.00%.  $75,000 was borrowed under a term note, bearing interest at the rate of 10.00% payable calendar quarterly through September 30, 2008, with principal payable on the earlier of:  a) in full upon consummation of a qualified financing of at least $15 million; or b) in twelve (12) equal quarterly installments of principal, together with the interest accrued thereon, commencing on October 15, 2008 until paid in full.  In addition, upon execution of said term note, the Company issued 150,000 shares of its common stock as additional consideration.

On March 10, 2008, the Company made interest payments to the holders of the bridge-financing notes of approximately $126,750 representing the accrued interest to date on all such notes.  Additionally, on such date, in accordance with the bridge financing arrangement, the Company became obligated to issue in the aggregate 8,266,437 shares of its common stock to the holders of such notes.

On March 31, 2008, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid dividends amounting to $22,835 and $223,272, respectively. As of March 31, 2008, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $124,638 and $1,826,279, respectively.

Jacobs Financial Group, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note K – Segment Reporting

The Company has two reportable segments, investment advisory services and surety insurance products and services.  The following table presents revenue and other financial information by industry segment.

	Three-Month Period Ended
Industry Segment	February 29 2008	February 28 2007
Revenues:
Investment advisory	$63,925	$63,748
Surety insurance	198,340	126,535
Corporate	118,534	42,483
Total revenues	$380,799	$232,766

Net Income (Loss):
Investment advisory	$(45,718)	$(56,361)
Surety insurance	62,416	(2,947)
Corporate	(326,954)	(180,977)
Total net income (loss)	$(310,256)	$(240,285)

	Nine-Month Period Ended
Industry Segment	February 29 2008	February 28 2007
Revenues:
Investment advisory	$193,546	$202,154
Surety insurance	488,457	379,082
Corporate	124,348	54,705
Total revenues	$806,351	$635,941

Net Income (Loss):
Investment advisory	$(160,451)	$(286,415)
Surety insurance	100,337	(38,848)
Corporate	(785,628)	(583,100)
Total net income (loss)	$(845,742)	$(908,363)

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

The Company has secured loans totaling $2,500,000 to provide interim bridge-financing until the Company is able to accomplish a larger, more permanent equity financing.  On December 5, 2007, the Company engaged an investment bank to serve as financial advisor to assist the Company in accomplishing the larger equity financing.  Also in December 2007, the Company entered into a letter of intent with National Indemnity Company to acquire Unione Italiana Insurance Company of America (“Unione”) and on February 8, 2008, the Company entered into an agreement with Reclamation Surety Holding Company, Inc. (“RSH”) to acquire its business and assets, including its two subsidiaries, Cumberland Surety, Inc. and NewBridge Services, Inc.  When coupled with the proposed financing, management believes that the acquisition of Unione, which has insurance licenses in 26 states, should accelerate the Company’s implementation of its business plan; and the acquisition of the business of RSH conducted through its subsidiaries will add marketing, underwriting and coal reclamation engineering capabilities to the Company that management believes should enhance and accelerate its business progression.  The Company’s accomplishing the permanent financing and consummation of the acquisitions of Unione and RSH are mutually dependent and remain substantial contingencies.

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs nine (9) full-time employees.

Results of Operations for the Three-Month Period Ended February 29, 2008

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended February 29, 2008 in the amount of $681,487 as compared with a loss of $575,747 for the corresponding period ended February 28, 2007.

Revenues

Revenues from operations for the three-month period ended February 29, 2008 were $261,826 as compared with $190,283 for the corresponding period ended February 28, 2007.  The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Quarterly revenues from the Company’s investment management segment (J&C), net of advisory referral fees, were $63,486 for the three-month period ended February 29, 2008 as compared with $63,748 for the corresponding period ended February 28, 2007.  As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

Quarterly revenues from the Company’s surety insurance segment, consisting of FSC and Triangle, were $198,340 for the three-month period ended February 29, 2008 as compared with $126,535 for the corresponding period ended February 28, 2007.  Revenues attributable to premium earned, net investment income and commissions earned are as follows:

	3 Month Period Ended
	February 29,
	2008	2007
Premium earned	$135,603	$77,829
Net investment income	58,123	48,049
Net realized investment gains	4,140	-
Commissions earned	474	657
Total	$198,340	$126,535

Revenues for this segment of the business are expected to be somewhat more “seasonable” from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period.  Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business.  The increase in premium revenue for the three-month period ended February 29, 2008 in comparison to the corresponding period from the prior year is a result of the FSC adding new clients to its surety business in addition to increased business from existing clients. Investment income is expected to remain relatively consistent, but can fluctuate based on interest rates and market conditions.  The increase in corresponding periods reflects growth in assets held for investment in FSC’s investment portfolio from approximately $3.8 million for the three-month period ended February 28, 2007 to approximately $4.9 million for the three-month period ended February 29,

2008, offset by a decrease in investment yield from approximately 5.09% for the three-month period ended February 28, 2007 to approximately 4.79% for the three-month period ended February 29, 2008.  As a result of a downturn in interest rates, the Company had $2,005,000 of its investment portfolio redeemed during the three-month period ended February 29, 2008 pursuant to call features of individual securities within the portfolio.  The Company recorded a net realized gain of $4,140 from these transactions and has reinvested the proceeds in government guaranteed mortgaged-backed securities (“GNMAs”) which are yielding slightly less than the redeemed securities.

Expenses

The Company has experienced no claims for losses as of February 29, 2008.  However, “incurred but not reported” (IBNR) policy losses for the three-month period ended February 29, 2008 and 2007 amounted to $40,656 and $23,326 respectively.  Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC since its acquisition in December 2005.  Such estimates are based on industry averages adjusted for factors that are unique to the FSC’s underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC’s business.  For each of these periods, incurred policy losses were approximately 30% of earned premium.

Insurance policy acquisition costs in the amount of $39,724 and $26,939 for the three-month periods ended February 29, 2008 and 2007, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.  Such cost as a percentage of earned premium was approximately 30% and 35% for the periods ended February 29, 2008 and 2007 respectively.  The decline is attributable to policy renewal costs being less than costs incurred in the issuance of new policies and the three-month period ended February 28, 2007 largely reflecting the initial year for policies written.

General and administrative expenses for the three-month periods ended February 29, 2008 and 2007 were $337,435 and $356,092 respectively, representing a decrease of approximately $18,657, and were comprised of the following:

	Three-month Period Ended February 29,
	2008	2007	Difference
Salaries and related costs	$175,998	$209,021	$(33,023)
General office expense	32,157	30,168	1,989
Legal and other professional fees	26,114	26,329	(215)
Audit, accounting and related services	37,267	26,500	10,767
Travel, meals and entertainment	19,413	17,904	1,509
Other general and administrative	46,486	46,170	316

Total general and administrative	$337,435	$356,092	$(18,657)

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $33,000 and are comprised of the following:

	Three-month Period Ended February 29,
	2008	2007	Difference
Salaries and taxes	$167,728	$154,087	$13,641
Commissions	31,632	-	31,632
Stock option expense	22,433	50,633	(28,200)
Fringe benefits	13,050	16,001	(2,951)
Key-man life insurance	12,704	4,948	7,756
Deferred policy acquisition costs	(71,549)	(16,648)	(54,901)

Total salaries and related costs	$175,998	$209,021	$(33,023)

Increases in salaries and taxes relate to salary increases and year-end bonuses paid to non-executive employees.  The increase in commissions and deferred policy acquisition costs is attributable to a significant increase in insurance business written in the three-month period ended February 29, 2007.  The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees.  The decrease in fringe benefits is attributable to a timing difference relating to rebate of premium under the Company’s group life insurance plan that typically is returned in the first calendar quarter of each year but was not returned until the second calendar quarter in 2007.  The increase in key-man life insurance is attributable to the increased debt the Company has incurred.

The increase in audit, accounting and related services of approximately $10,750 is attributable to a timing difference in the billing of audit and tax related services.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the “Fund”).  While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund’s aggregate annual operating expenses to 2% of the average net assets.  Under this expense limitation agreement, J&C absorbed $27,555 of the Fund’s operating expenses during the three-month period ended February 29, 2008 as compared to $38,222 for corresponding period from the previous year.  As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase.  In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the three-month period ended February 29, 2008, the Fund’s investment advisory fees decreased to $8,955 as compared with $14,384 for the corresponding three-month period ended February 28, 2007 as a result of a decrease in the Fund size.  The Fund’s average assets under management declined from approximately $4.64 million for the three-month period ended February 28, 2007 to approximately $2.93 million for the three-month period ended February 29, 2008.  As of February 29, 2007, assets under management were approximately $2.8 million.

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

Gain on debt extinguishment

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005.  In the three-month period ended November 30, 2007, the Company entered into negotiations for the repayment and settlement of this obligation with the Internal Revenue Service.  In conjunction with such negotiations, the Company made a payment of approximately $173,000 towards the tax portion of this obligation leaving an estimated liability of approximately $344,500 as of November 30, 2007.  In the three-month period ended February 29, 2008, the Company made an additional payment of approximately $229,000 to be applied to the remaining tax and interest due and requested abatement of all penalties relating to this matter.  In February 2008, the Company received notification from the Internal Revenue Service granting its request for abatement of penalty with respect to this matter.  Accordingly, in the three-month period ended February 29, 2008, the Company recognized a gain of $115,470 upon final settlement of this matter.

In December 2006, the Company repaid an obligation to a creditor relating to professional fees incurred in the Company’s 2002 fiscal year in connection with litigation resulting from a failed business combination transaction.  Under the terms of an agreement reached in October 2006, the creditor agreed to waive payment of any accrued interest on the obligation provided the obligation was paid by a certain agreed-upon date.  As of November 30, 2006, accrued interest on this obligation totaled $42,445, and accordingly, upon satisfaction of the debt in accordance with such agreement, a gain on the extinguishment of debt was recognized.

Interest Expense and Income

Interest expense for the three-month period ended February 29, 2008 was $243,549 as compared with $25,183 for the corresponding period ended February 28, 2007.  The increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007 to pay professional fees and expenses and provide funds for on-going operations until a larger, more permanent financing the Company is contemplating is consummated.   Components of interest expense are comprised of the following:

	Three-month Period Ended February 29,
	2008	2007	Difference
Interest expense on bridge financing	$59,803	$-	$59,803
Expense of common shares to be issued in connection with bridge financing arrangements	173,584	-	173,584
Interest expense on demand and term notes	10,017	14,162	(4,145)
Interest expense accrued on debt obligations subsequently settled and recorded as gain on debt extinguishment	-	9,375	(9,375)
Other finance charges	145	1,646	(1,501)
Total interest expense	$43,549	$25,183	$18,366

Interest income for the three-month period ended February 29, 2008 was $3,503 as compared with $38 for the corresponding period ended February 28, 2007.  The increase in interest income is primarily related to the investment of the unexpended proceeds from the bridge-financing arrangement in short-term investment accounts.

Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock in the amount of $371,231 for the three-month period ended February 29, 2008 is comprised of accretion of discount in the amount of $133,461 and accrued but unpaid dividends on preferred stock in the amount of $237,770.  Accretion of mandatorily redeemable convertible preferred stock in the amount of $335,462 for the three-month period ended February 28, 2007 is comprised of accretion of discount in the amount of $124,192, accrued but unpaid dividends on preferred stock in the amount of $211,270.

Results of Operations for the Nine-Month Period Ended February 29, 2008

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the nine-month period ended February 29, 2008 in the amount of $1,935,125 as compared with a loss of $1,898,307 for the corresponding period ended February 28, 2007.

Revenues

Revenues from operations for the nine-month period ended February 29, 2008 were $681,560 as compared with $581,236 for the corresponding period ended February 28, 2007.  The overall increase in revenues is attributable to the acquisition of FSC and the surety business it has secured since January 1, 2006.

Quarterly revenues from the Company’s investment management segment (J&C), net of advisory referral fees, were $193,103 for the nine-month period ended February 29, 2008 as compared with $196,959 for the corresponding period ended February 28, 2007.  As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. Other income for the nine-month period ended February 28, 2007 reflects revenues from other advisory services provided during the period.

Quarterly revenues from the Company’s surety insurance segment, consisting of FSC and Triangle, were $488,457 for the nine-month period ended February 29, 2008 as compared with $379,082 for the corresponding period ended February 28, 2007.  Revenues attributable to premium earned, net investment income and commissions earned are as follows:

	9 Month Period Ended
	February 29,
	2008	2007
Premium earned	$309,181	$234,786
Net investment income	165,183	137,786
Net realized investment gains	3,589	-
Commissions earned	10,504	6,510
Total	$488,457	$379,082

Revenues for this segment of the business are expected to be somewhat more “seasonable” from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period.  Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business.  The increase in premium revenue for the nine-month period ended February 29, 2008 in comparison to the corresponding period from the prior year is a result of the FSC adding new clients to its surety business in addition to increased business from existing clients. Investment income is expected to remain relatively consistent, but can fluctuate based on interest rates and market conditions.  The increase in the corresponding periods reflects growth in assets held for investment in FSC’s investment portfolio from approximately $3.80 million for the nine-month period ended February 28, 2007 to approximately $4.36 million for the nine-month period ended February 29, 2008; and an increase in investment yield from approximately 4.85% for the nine-month period ended February 28, 2007 to approximately 5.09% for the nine-month period ended February 29, 2008.

Expenses

The Company has experienced no claims for losses as of February 29, 2008.  However, “incurred but not reported” (IBNR) policy losses for the nine-month period ended February 29, 2008 and 2007 amounted to $92,635 and $75,122 respectively.  Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC since its acquisition in December 2005.  Such estimates are based on industry averages adjusted for factors that are unique to the FSC’s underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC’s business.  Incurred policy losses were approximately 30% and 32% of earned premium for the periods ended February 29, 2008 and 2007 respectively.

Insurance policy acquisition costs in the amount of $88,825 and $81,185 for the nine-month periods ended February 29, 2008 and 2007, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.  Such cost as a percentage of earned premium was approximately 29% and 35% for the periods ended February 29, 2008 and 2007 respectively. The decline is attributable to policy renewal costs being less than costs incurred in the issuance of new policies and the nine-month period ended February 28, 2007 largely being the initial year for policies written.

General and administrative expenses for the nine-month periods ended February 29, 2008 and 2007 were $986,031 and $1,108,242 respectively, representing a decrease of approximately $122,211, and were comprised of the following:

	Nine-month Period Ended February 29,
	2008	2007	Difference
Salaries and related costs	$544,788	$610,092	$(65,304)
General office expense	84,062	86,218	(2,156)
Legal and other professional fees	101,847	121,485	(19,638)
Audit, accounting and related services	92,913	93,470	(557)
Travel, meals and entertainment	49,473	67,092	(17,619)
Other general and administrative	112,948	129,885	(16,937)

Total general and administrative	$986,031	$1,108,242	$(122,211)

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $65,000 and are comprised of the following:

	Nine-month Period Ended February 29,
	2008	2007	Difference
Salaries and taxes	$464,224	$421,840	$42,384
Commissions	31,855	-	31,855
Stock option expense	79,619	166,367	(86,748)
Fringe benefits	44,747	43,350	1,397
Key-man life insurance	30,639	20,141	10,498
Deferred policy acquisition costs	(106,296)	(41,606)	(64,690)

Total salaries and related costs	$544,788	$610,092	$(65,304)

Increases in salaries and taxes relate to increased sales staff, salary increases and year-end bonuses paid to non-executive employees.  The increase in commissions and deferred policy acquisition costs is attributable to a significant increase in insurance business written in the nine-month period ended February 29, 2007.  The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees.  Group health benefits increased approximately $6,300 for the nine-month period ended February 29,

2008 over the corresponding period from the previous year, but were offset due to a timing difference relating to rebate of premium under the Company’s group life insurance plan that typically is returned in the first calendar quarter of each year, but was not returned until the second calendar quarter in 2007. The increase in key-man life insurance is attributable to the increased debt the Company has incurred.

In the nine-month periods ended February 29, 2008 and 2007, legal and other professional fees included approximately $53,250 and $61,250 respectively relating to the Company’s on-going efforts to raise additional capital and assistance in efforts to expand the surety business into other states.  In the nine-month period ended February 29, 2008, approximately $561,600 of professional fees relating to equity financing matters has been deferred and is recorded in other assets.  Other legal and professional fees incurred in the respective periods were for other corporate matters.

Expenses related to travel, meals and entertainment decreased by approximately $17,500 for the nine-month period ended February 29, 2008 as compared to the comparable 2007 period.  This decrease is primarily attributable to management’s decision to curtail its participation in certain coal industry events in fiscal 2008.

Other general and administrative expense decreased by approximately $17,000 for the nine-month period ended February 29, 2008 as compared to the comparable 2007 period.  This decrease is primarily attributable to management’s curtailment of marketing and promotional expense relating to its investment advisory services.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the “Fund”).  While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund’s aggregate annual operating expenses to 2% of the average net assets.  Under this expense limitation agreement, J&C absorbed $113,067 of the Fund’s operating expenses during the nine-month period ended February 29, 2008 as compared to $132,084 for corresponding period from the previous year.  As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase.  In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the nine-month period ended February 29, 2008, the Fund’s investment advisory fees decreased to $31,538 as compared with $43,950 for the corresponding nine-month period ended February 28, 2007 as a result of a decrease in the Fund size.  The Fund’s average assets under management declined from approximately $4.74 million for the nine-month period ended February 28, 2007 to approximately $3.46 million for the nine-month period ended February 29, 2008.  As of February 29, 2008, assets under management were approximately $2.8 million.

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

Interest Expense and Income

Interest expense for the nine-month period ended February 29, 2008 was $365,260 as compared with $137,870 for the corresponding period ended February 28, 2007. The increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007 to pay professional fees and expenses and provide funds for on-going operations until a larger, more permanent financing the Company is contemplating is consummated.   Components of interest expense are comprised of the following:

	Nine-month Period Ended February 29,
	2008	2007	Difference
Interest expense on bridge financing	$108,056	$110	$108,056
Expense of common shares to be issued in connection with bridge financing arrangements	200,216	-	200,216
Interest expense on demand and term notes	39,260	41,726	(2,466)
Interest expense accrued on debt obligations subsequently settled and recorded as gain on debt extinguishment	13,075	92,886	(79,811)
Other finance charges	4,653	3,148	1,395
Total interest expense	$365,260	$137,870	$227,390

Interest income for the nine-month period ended February 29, 2008 was $9,321 as compared with $12,260 for the corresponding period ended February 28, 2007.  Interest income for the nine-month period ended February 29, 2008 is primarily related to the investment of the unexpended proceeds from the bridge-financing arrangement in short-term investment accounts.  Interest income for the nine-month period ended February 28, 2007 relates to interest earned on amounts due from a related party.

Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock in the amount of $1,089,383 for the nine-month period ended February 29, 2008 is comprised of accretion of discount in the amount of $393,447 and accrued but unpaid dividends on preferred stock in the amount of $695,936.  Accretion of mandatorily redeemable convertible preferred stock in the amount of $989,944 for the nine-month period ended February 28, 2007 is comprised of accretion of discount in the amount of $368,077, accrued but unpaid dividends on preferred stock in the amount of $611,150, and $10,717 by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock.

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

Reserve for Losses and Loss Expenses

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience.  FSC has experienced no claims for losses as of February 29, 2008.

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

Analysis of Liquidity, Capital Resources and Financial Position

Pursuant to the approval of the transaction to acquire FSC by the Insurance Commissioner of the State of West Virginia, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner.  Of the Company’s investments and cash in the amount of $5,069,298 as of February 29, 2008, $4,988,308 is restricted to FSC.  Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.  Accordingly, because of these restrictions, as of February 29, 2008, a significant deficiency in working capital exists as the Company’s current liabilities exceed its available current assets.  The Company’s ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service such obligations.

For the three and nine-month periods ended February 29, 2008, the Company experienced significant deficiencies in cash flow from operations approximating $593,250 and $2,087,000 respectively.  Such amounts included the payment of arrearages in accrued professional fees, payment of delinquent payroll taxes arising in prior periods, payment for professional services, advance deposits, and escrow deposits for pending acquisitions related to the Company’s financing efforts.   Excluding the aforementioned items, the Company experienced deficiencies in cash flow from recurring operations of approximately $25,000 and $573,000 for the three and nine-month periods ended February 29, 2008.  However, as mentioned above, such deficiencies are further constrained by the inability to withdraw funds from the insurance subsidiary.  Taking this into account, the deficiency in cash flow outside of the insurance subsidiary for the three and nine-month periods ended February 29, 2008 were approximately $211,500 and $748,500.   Such deficiencies were funded primarily through borrowing arrangements.

In the nine-month period ended February 29, 2008, the Company borrowed $2,500,000 in the aggregate from a group of individuals to provide interim bridge-financing until a larger, more permanent financing the Company contemplates undertaking is consummated.  Proceeds from such borrowings have been used to repay short-term borrowings of approximately $308,000, payment of professional fees and advance deposits in the amount of approximately $1,029,000, escrow deposits for pending acquisitions of $125,000, and payment towards delinquent payroll tax obligations for periods ending on or before December 31, 2005 in the amount of approximately $402,000.  The remaining proceeds were used to fund on-going operations.

The bridge-financing is to be repaid in full upon consummation of a qualified equity offering providing net proceeds of at least $50 million (“qualified equity offering”).  In accordance with the terms of the financing arrangement, as a qualified equity offering was not consummated by March 10, 2008, accrued interest-to-date of approximately $126,750 was paid and quarterly installments of principal and interest are to begin in June 2008 based on a 5-year amortization.  Furthermore, the Company issued 8,266,437 of its common shares to holders of the bridge- financing notes in order that their holdings would be equivalent to 5% of the Company’s outstanding common stock.  The Company remains obligated to issue 2% of the Company’s outstanding common shares upon each six-month anniversary after March 10, 2008 until retirement of the notes in full.

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

In its efforts to raise additional capital, the Company engaged an investment bank to serve as financial advisor to assist the Company in accomplishing the larger equity financing.  Also in December 2007, the Company entered into a letter of intent with National Indemnity Company to acquire Unione Italiana Insurance Company of America (“Unione”) and on February 8, 2008, the Company entered into an agreement with Reclamation Surety Holding Company, Inc. (“RSH”) to acquire its business and assets, including its two subsidiaries, Cumberland Surety, Inc. and NewBridge Services, Inc.  When coupled with the proposed financing, management believes that the acquisition of Unione, which has insurance licenses in 26 states, should accelerate the Company’s implementation of its business plan; and the acquisition of the business of RSH conducted through its subsidiaries will add marketing, underwriting and coal reclamation engineering capabilities to the Company that management believes should enhance and accelerate its business progression.  The Company’s accomplishing the permanent financing and consummation of the acquisitions of Unione and RSH are mutually dependent and remain substantial contingencies.

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

Item 3.                       Controls and Procedures

Evaluation of Internal and Disclosure Controls

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being February 29, 2008, we have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including Company’s president and chief financial officer.  Based upon that evaluation, the Company’s president and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

In December 2007, 2 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $2,000.

In December 2007, 676 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $676,000.

In January 2008, 22 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $22,000.

In February 2008, 1 share of Series A Preferred Stock was issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $1,000.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Company’s Articles of Incorporation (1)
3.2	Company’s By-laws (1)
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
10.1	Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated December 3, 2007 (3)
10.2	Engagement Agreement between Friedman, Billings, Ramsey & Co., Inc. and Jacobs Financial Group, Inc. dated December 5, 2007
10.3	Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (4) and (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Subscription Agreement and Promissory Note (2)
(1) Incorporated by reference to the Company’s Current Report on form 8-K dated December 29, 2005.
(2) Incorporated by reference to the Company’s Current Report on form 8-K dated September 14, 2007.
(3) Incorporated by reference to the Company’s Current Report on form 8-K dated December 3, 2007.
(4) Incorporated by reference to the Company’s Current Report on form 8-K dated December 14, 2007.
(5) Incorporated by reference to the Company’s Current Report on form 8-K dated February 8, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2008	JACOBS FINANCIAL GROUP, INC.
(Registrant)
By:
/s/John M. Jacobs
John M. Jacobs, President