Form 10-K
period 2008-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2008-09-08
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2008

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


======================================== =====================================
               DELAWARE                               84-0922335
---------------------------------------- -------------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
            incorporation)
======================================== =====================================


               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
           ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (304) 343-8171
                                                           --------------


        Securities registered under Section 12 (b) of the Exchange Act:

                                      NONE

        Securities registered under Section 12 (g) of the Exchange Act:

                          COMMON STOCK $.0001 PAR VALUE


Indicate by check mark if registrant is a well-known seasoned insurer, as defined in rule 405 of the Securities Act.

               Yes[ ]                              No[X]

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act.

               Yes[ ]                              No[X]


Indicated by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes[X]                              No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer      [  ]        Accelerated filer          [ ]
Non-accelerated filer        [  ]        Smaller reporting company  [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

               Yes[ ]                              No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of November 30, 2007: $942,737 (157,122,836 shares at $.006 / share)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 169,206,823 shares of common stock as of August 20, 2008.

                                             TABLE OF CONTENTS

                    PART I                                                                       Page

Item 1              Business                                                                      4
Item 1A             Risk Factors                                                                  7
Item 2              Properties                                                                    7
Item 3              Legal Proceedings                                                             7
Item 4              Submission of Matters to a Vote of Security Holders                           7

                    PART II

Item 5              Market for Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities                                     8
Item 6              Selected Financial Data                                                       9
Item 7              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         9
Item 7A             Quantitative and Qualitative Disclosures About Market Risk                    19
Item 8              Financial Statements and Supplementary Data                                   19
Item 9              Changes in and Disagreements With Accountants on Accounting and
                    Financial Disclosure                                                          20
Item 9A(T)          Controls and Procedures                                                       20
Item 9B             Other Information                                                             21

                    PART III

Item 10             Directors, Executive Officers and Corporate Governance                        22
Item 11             Executive Compensation                                                        24
Item 12             Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters                                                   26
Item 13             Certain Relationships and Related Transactions and Director
                    Independence                                                                  29
Item 14             Principal Accounting Fees and Services                                        30

                    PART IV

Item 15             Exhibits, Financial Statement Schedules                                       32

PART I

Item 1. BUSINESS

The predecessor of Jacobs Financial Group, Inc. ( the "Registrant", "JFG" or the "Company"), NELX, Inc., was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. for the purpose of acquiring, dealing in, and if warranted, developing oil and gas properties. In October 1993 the Company changed its name to NELX, Inc. Prior to May 2001, the Company owned certain non-producing oil and gas properties as well as various real estate properties. Due to continuing lack of capital partners for oil and gas exploration and/or real estate development, in fiscal year 1997 the Company turned its attention to divesting its interests in said properties. For the next three years, the principal activities of the Company involved disposing of assets, settling claims and liabilities and considering potential business combinations with related or complementary businesses. During fiscal year 2001, the Company's principal assets consisted of a leasehold interest in an undeveloped mineral spring in Arkansas and certain oil and gas properties located in West Virginia. The oil and gas properties were sold in May 2001.

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

On or about December 29, 2005, NELX was merged with and into its newly-formed wholly-owned subsidiary, Jacobs Financial Group, Inc., a Delaware corporation. JFG survived the merger as the Registrant. The merger effected a change in the Registrant's name, a change in the state of incorporation of the Registrant from Kansas to Delaware, and amendments to the Articles of Incorporation and Bylaws of the Registrant.

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

The acquisition of FSC allowed the Company to pursue its business plan to market and issue surety bonds utilizing programs developed by the Company's subsidiary, FSI. FSI's subsidiary, Triangle Surety, serves as the marketing agent for First Surety, and collateralized accounts required as a condition of the issuance of surety bonds under FSC's programs are managed by the investment advisory subsidiary of the Company, Jacobs & Co. Implementation of this business plan provides revenue streams to the Company in the form of insurance premium from the issuance of surety bonds, investment advisory fees from the management of the collateral accounts securing surety bonds and other investment accounts, and investment income relating to investment of its insurance subsidiary's surplus and reserves. The principal bonding programs offered are specialized in nature and are targeted to the coal and oil & gas industries.

FSC currently writes only the surety line of business, is licensed to write surety in West Virginia and Ohio (effective August 5, 2008) and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 58% and 50% of the Company's fiscal 2008 and 2007 revenues, respectively. Furthermore, FSC provides surety bonds to companies that share common ownership interests that constitute 48% and 42% of the Company's fiscal 2008 and 2007revenues, respectively.

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. Regulatory approval and licensing is required for each state in which FSC seeks to conduct business. Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as new entry into this market.

In order to best position the Company to accomplish the larger financing necessary to expand the Company's business and penetrate new markets, the Company has contracted to accomplish two acquisitions that the Company expects to substantially enhance the business and prospects of the Company.

On February 8, 2008, the Company entered into an agreement and plan of merger with Reclamation Surety Holding Company ("RSH") pursuant to which the Company will acquire by merger all of the business and assets of RSH, including the stock of its subsidiaries Cumberland Surety, Inc. and NewBridge Services, Inc.

for a purchase price of $3,400,000, less certain indebtedness. RSH and subsidiaries perform surety underwriting services and service surety bonding programs and the acquisition is expected to add a substantial depth of experience and expertise to the Company.

On August 20, 2008, the Company entered into a stock purchase agreement with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire all of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). Unione is a New York domiciled insurer licensed in 24 states and has license applications pending with the Commonwealth of Kentucky and with the Financial Management Service of the United States Department of Treasury. The purchase price for the acquisition of Unione (the "Transaction") is equal to the sum of (i) $2,750,000 plus (ii) an amount in cash equal to Unione's New York statutory policyholders' surplus as of the closing date of the transaction. The Company's acquisition of Unione, when coupled with a reinsurance agreement with NICO that is to be executed simultaneously with closing, will consist of the purchase of marketable investments and insurance licenses and will not include any existing policies or customer base as the insurance lines of business offered by Unione are not insurance lines that the Company intends to pursue. The insurance licenses are expected to enable the Company to more rapidly enter and penetrate the various state markets that it has targeted in its business plan.

The  acquisition  of  Unione  remains   contingent  upon  necessary   regulatory
approvals, and both the acquisition of RSH and the acquisition of Unione are contingent upon the Company's obtaining necessary financing.

During fiscal 2008, the Company completed two rounds of bridge financing totaling an aggregate of $3,500,000 in order to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing. The terms of the bridge-financing arrangement provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and if such a qualified equity offering is not consummated by September 10, 2008, accrued interest-to-date shall be payable, and quarterly installments of principal and interest shall be payable over five years commencing in December 2008. The interest rates on such notes are fixed at 10.00%. Upon issuance of the bridge notes, an aggregate of 7% of the outstanding common stock of the Company was issued to the bridge lenders. Upon retirement of the notes upon consummation of a qualified equity offering, the Company will issue to the bridge lenders a percentage of the outstanding common stock of the Company which, when added to the stock initially issued, may equal as much as 28% of the common stock of the Company that would otherwise have been retained by the holders of the Company's common shares immediately prior to the financing. Finally, if a qualified financing is not completed by September 10, 2008, the terms of the loan documents obligate the Company to issue a total of 2.8% of the Company's outstanding common shares at such date and shall issue an additional 2.8% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes.

The ability of the Company to consummate the acquisitions of RSH and Unione is contingent upon the Company's completing its permanent financing. To date, no commitment has been secured, and there remains substantial doubt regarding whether the Company will be able to obtain the necessary financing within the time frames provided in the acquisition agreements to complete the acquisitions.

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of nine (9) full-time employees.

Item 1A.RISK FACTORS

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.


Item 2. PROPERTIES

Through its wholly-owned subsidiary, Crystal Mountain Water, Inc. ("CMW"), the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $170 per month with automatic options to extend the leasehold through October 2026. CMW has the right to cancel the lease upon sixty (60) days written notice at any time. The property is presently not being actively explored or developed. During the 2002 fiscal year, management evaluated the lease and determined the development was not currently feasible. Accordingly, the Company recorded an impairment of $116,661 to its investment in the lease. Opportunities will continue to be explored as they arise with respect to the development or sale of the leasehold interest.


Item 3. LEGAL PROCEEDINGS

None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded in the over-the-counter market under the symbol JFG (OTC Bulletin Board Symbol). The table below sets forth the high and low price information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.


                                         HIGH                     LOW
                                         ----                     ---

FISCAL YEAR ENDED MAY 31, 2008

         4th Quarter                     .025                    .00831
         3rd Quarter                     .07                     .006
         2nd Quarter                     .03                     .006
         1st Quarter                     .03                     .01


FISCAL YEAR ENDED MAY 31, 2007

         4th Quarter                     .04                     .011
         3rd Quarter                     .04                     .015
         2nd Quarter                     .06                     .02
         1st Quarter                     .07                     .025



As of May 31, 2008, there were approximately 856 holders of record of the Company's common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. For further information, see Notes C and O to the Consolidated Financial Statements and "Restrictions on Use of Assets" within the section of "Capital Resources and Financial Condition" of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II Item 7 of this Annual Report on Form 10-K.

As of May 31, 2008, shares of the Company's common stock authorized for issuance under the Registrant's 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

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

UNREGISTERED SALES OF EQUITY SECURITIES

In the three-month period ended May 31, 2008, 32 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $32,000.

The Certificate of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

The issuance of the aforementioned securities is exempt from registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), by reason of the provision of Section 4(2) of the Securities Act, as transactions not involving any public offering, in reliance upon, among other things, the representations made by the investors, including representations regarding their status as accredited investors (as such term is defined under Rule 501 promulgated under the Securities Act), and their acquisition of the securities for investment and not with a current view to distribution thereof. The securities contain a legend to the effect that such securities are not registered under the Securities Act pursuant to an exemption from such registration. The issuance of the securities was not underwritten.


Item 6. SELECTED FINANCIAL DATA

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2008, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia, arranging for strategic acquisitions to accelerate the progression of the Company's business plan, and raising additional capital to increase the capital base of FSC and facilitate entry into other state markets.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED MAY 31, 2008

RESULTS OF OPERATIONS

The Company experienced a loss of $3,332,942 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) in fiscal 2008 as compared with a loss of $2,661,431 in fiscal 2007. While total revenues increased from approximately $823,000 in fiscal 2007 to approximately $957,000 in fiscal 2008, total expenses increased from approximately $2,042,000 in fiscal 2007 to approximately $2,465,000 in fiscal 2008, resulting in an increase in the loss from operations of approximately $289,000.

The increase in revenues is largely attributable to new business acquired by FSC and increased investment holdings of FSC. The increase in expenses is attributable to increased expense related to the growth in business within the insurance segment and increased general and administrative expense related to professional fees incurred in the Company's ongoing efforts to raise additional capital to expand its business.

Interest expense increased from approximately $153,000 in fiscal 2007 to approximately $479,000 in fiscal 2008 due to additional borrowings incurred to pay professional fees and expenses related to the Company's efforts to raise additional capital financing and to provide financing of current operations. Such increase was partially offset by the recognition of a gain of approximately $115,500 relating to the settlement of the Company's delinquent pre-2006 payroll tax obligations and largely represents the waiver of accrued penalties in connection with payment of the obligation in full.

Accretion and accrued dividends on preferred stock increased from approximately $1,333,000 in fiscal 2007 to approximately $1,471,000 in fiscal 2008. This increase is attributable the accrual of dividends associated with the issuance of the Company's Series A preferred stock in connection with its partially collateralized bonding programs and the compounding of accrued dividends on previously accrued but unpaid dividends.

CAPITAL RESOURCES AND FINANCIAL CONDITION

MANDATORILY REDEEMABLE PREFERRED STOCK

In conjunction with the acquisition of FSC at December 31, 2005, a restructuring of the Company's financing was accomplished through the private placement of preferred stock and warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000. $2,860,000 was used in the acquisition and funding of the insurance subsidiary, with the remaining funds used to pay expenses attributable to the acquisition and the funding of on-going operations. Additionally, approximately $3,668,000 of indebtedness of the Company was converted into preferred stock and warrants reducing the Company's borrowings under short-term financing arrangements to approximately $167,000 as of December 30, 2005.

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

The Series A designation was designed for issuance to principals desiring surety bonds under FSC's partially collateralized bonding programs. As designed, proceeds from the sale of Series A preferred stock is down-streamed to FSC to increase its capital and insurance capacity, although to the extent that proceeds from the sale of Series B preferred shares was used in the initial acquisition and funding of FSC, the Company was allowed to use such proceeds to redeem Series B preferred stock (Company option to redeem) or for funding of on-going operations. In the fiscal year ended May 31, 2007, proceeds from the sale of Series A preferred stock amounted to $318,000 of which $62,000 was used to redeem Series B preferred shares, $79,000 was retained for use in funding of on-going operations and $177,000 being down-streamed to FSC to increase its capital and surplus. Effective June1, 2007, the Company agreed to the request by the West Virginia Insurance Department to downstream all future proceeds from the sale Series A preferred stock in order to build capital and surplus reserves of the insurance subsidiary to more substantial levels. In fiscal 2008, proceeds from the sale of Series A preferred stock amounted to $803,000 that was contributed to the surplus and capital of FSC.

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

BRIDGE-FINANCING, COMMITMENTS AND MATERIAL AGREEMENTS
-----------------------------------------------------
Of primary importance to the Company's ability to fully implement its business plan is the expansion of that business into additional states. Regulatory approval and licensing is required for each state where FSC seeks to conduct business. Management found entry into additional states (as a surety) was proving difficult without the benefit of more substantial capital and reserves due to FSC's status as new entry into this market. Accordingly, management began pursuing avenues that would provide additional capital to facilitate such expansion.

Beginning in September 2007, the Company secured loans totaling $2.5 million to provide interim bridge-financing until the Company was able to accomplish a larger, more permanent financing, and engaged an investment bank to serve as financial advisor to assist in accomplishing the larger financing. Additionally, the Company entered into letters of intent to acquire two additional companies, Unione Italiana Insurance Company ("Unione"), a New York domiciled insurance company with licenses in 24 states for a purchase price of $2.75 million plus the surplus of Unione; and Reclamation Surety Holding Company ("RSH") for a purchase price of $3.4 million, an acquisition that would provide marketing, underwriting and coal reclamation engineering capabilities. The proposed acquisitions, when coupled with the proposed financing, would provide the ability for the Company to enhance and accelerate its business plan. The
Company's accomplishing the permanent financing and consummation of the acquisitions of Unione and RSH are mutually dependent and remain substantial contingencies.

The terms of the bridge-financing arrangement, as revised (See Note H to Financial Statements), provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million by September 10, 2013; and if such a qualified equity offering is not consummated by September 10, 2008, then accrued interest-to-date shall be payable, with quarterly installments of principal and interest based on a five-year term payout beginning in December 2008.

RESTRICTIONS ON USE OF ASSETS
-----------------------------
Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. Accordingly, cash, marketable investments, and other receivables held by FSC are restricted from use to fund operations or meet cash needs outside of the insurance company's domain. As of May 31, 2008, such assets amounted to approximately $5.14 million.

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

RESERVE FOR LOSSES AND LOSS EXPENSES
------------------------------------
Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of May 31, 2008.

FSC is currently licensed to write coal permit and miscellaneous fixed-liability limit surety bonds in West Virginia (and Ohio effective August 5, 2008). Coal permit bonds are required by regulatory agencies to assure the reclamation of land that has been disturbed by mining operations, and accordingly, is a highly regulated process by federal and state agencies. Such bonds are generally long-term in nature with mining operations and reclamation work being conducted in unison as the property is mined. Additionally, no two principals and properties are alike due to varied company structures and unique geography and geology of each site.

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

Miscellaneous fixed-liability limit surety bonds are generally fully collateralized by the principal's cash investment into a collateral investment account, managed by the Company's investment advisory subsidiary (Jacobs & Co.) that mitigates FSC's exposure to loss. Losses can occur should the principal default on the performance required by the bond and the collateral held in the investment account experience deterioration in value.

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

LIQUIDITY AND GOING CONCERN

The Company has experienced operating losses of approximately $3,333,000 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) and $2,661,000 for the fiscal years ended May 31, 2008 and 2007, respectively. The Company continues to face significant working capital deficiencies and has not had adequate funds to pay its preferred stock dividend obligation. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue until FSC is able to develop a substantial book of business.

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

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reach more substantial levels. And while growth of the FSC business continues to provide additional cash flow to the Company's other subsidiaries, Jacobs and Triangle Surety, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2008 WITH 2007

The Company experienced a loss of $3,332,942 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) in fiscal 2008 as compared with a loss of $2,661,431 in fiscal 2007.

REVENUES
--------
Revenues in fiscal 2008 amounted to $957,142 as compared with $823,339 in fiscal 2007. The increase in revenues is largely attributable to new business acquired by FSC and increased investment holdings of FSC.

Revenue from the investment management segment, net of advisory referral fees, was $262,806 in fiscal 2008 as compared with $275,328 in fiscal 2007, representing a decrease of $12,522. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from year to year with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is primarily attributable to a decrease in advisory fees received from the J&C Fund resulting from a decline in assets under management. Investment advisory fees for management of individual and corporate investment accounts increased by approximately $11,000 from the addition of new clients and were offset by a decrease of approximately $18,000 in advisory and distribution fees received from the Fund. The remaining decrease is attributable to fees received in fiscal year 2007 relating to other advisory services provided.

Revenue from the surety insurance segment, consisting of FSC and TSA, was $694,336 for fiscal 2008 as compared with $548,011 for fiscal 2007. Revenues attributable to the insurance segment are as follows:

                                            Year Ended May 31,
                                            2008           2007
                                        ----------- --------------

Premiums and commissions                 $ 465,286      $ 358,055
Net investment income                      225,461        189,956
Net realized investment gains                3,589              -
                                        ----------- --------------

                                 Total   $ 694,336      $ 548,011
                                        =========== ==============

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Whereas, commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be somewhat more "seasonable" from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. Investment income is expected to remain relatively consistent from period to period, but can fluctuate based on interest rates, market conditions, growth or loss of business, and investment funds expended in the payment of claims.

The increase in revenues reflected above is attributable to increased surety business that has been secured in fiscal year 2008. Net premium written in fiscal 2008 amounted to $586,498 as compared with $264,639 in fiscal 2007, and is more reflective of the growth experienced in this segment of the business for the comparable periods. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.

Additionally, in conjunction with the increased surety business written in fiscal 2008, proceeds amounting to $803,000 from the sale of Series A preferred stock, a requirement for issuing partially collateralized bonds, were contributed to the surplus and capital of FSC. FSC's investment holdings in fiscal 2008 averaged $4.553 million as compared with $3.837 for fiscal 2007 with investment yields remaining relatively unchanged at just below 5.00%. Net realized gains from investments resulted primarily from higher rate investment bonds with call features being called and redeemed prior to maturity.

EXPENSES
--------
Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Incurred policy losses for fiscal 2008 have been recorded as $135,867 or 30.0% of earned premium as compared to $98,873 or 31.5% of earned premium for fiscal 2007. IBNR loss estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. FSC has experienced no claims for losses as of May 31, 2008.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions, and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2008 such costs amounted to $126,386 or 27.9% of earned premium as compared with $108,065 or 34.1% in fiscal 2007.

General and administrative expenses for fiscal 2008 were $2,037,178 as compared with $1,641,237 for fiscal 2007, representing an increase of $395,941 and are comprised of the following:

                                                            Year Ended May 31,
                                                         2008              2007          Difference
                                                    ---------------- ----------------- ----------------
Salaries and related costs                                $ 727,219        $  790,725    $     (63,506)
General office expense                                      111,739           112,991           (1,252)
Legal and other professional fees                           804,512           305,908          498,604
Audit, accounting and related services                      118,595           134,047          (15,452)
Travel, meals and entertainment                              73,668            83,723          (10,055)
Other general and administrative                            201,445           213,843          (12,398)
                                                    ---------------- ----------------- ----------------
                  Total general and administrative      $ 2,037,178       $ 1,641,237        $ 395,941
                                                    ================ ================= ================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $63,500 and are comprised of the following:

                                                              Year Ended May 31,
                                                          2008               2007            Difference
                                                    ---------------- ----------------- -----------------
Salaries and wages                                        $ 567,522         $ 532,131        $  35,391
Commissions                                                  37,147                 -           37,147
Payroll taxes                                                47,107            43,100            4,007
Stock option expense                                         98,972           206,681        (107,709)
Fringe benefits                                              61,764            56,075            5,689
Key-man life insurance                                       42,863            24,033           18,830
Deferred policy acquisition costs                          (128,156)          (71,295)         (56,861)
                                                    ------------------ ------------------ ------------------

                  Total salaries and related costs        $ 727,219         $ 790,725        $ (63,506)
                                                    ================== ================== ==================

Increases in salaries and wages relate to increased sales staff, salary increases and year-end bonuses paid to non-executive employees. The increase in commissions and deferred policy acquisition costs is attributable to the increase in insurance business written in fiscal 2008 as compared to fiscal 2007. The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees. Group health benefits increased approximately $8,300 or 16.46% from the previous year, but were offset by a decrease in the Company's group life insurance cost of approximately $2,600. The increase in key-man life insurance is attributable to the increased debt the Company has incurred.

In fiscal 2008, legal and professional fees of approximately $804,500 included approximately $748,000 relating to the Company's on-going efforts to raise additional capital for the expansion of the surety business into other states. In fiscal 2007, legal and professional fees of approximately $306,000 included approximately $197,000 relating to the Company's on-going efforts to raise additional capital for the expansion of the surety business into other states. Other legal and professional fees incurred in the respective years were for other corporate matters.

Other less significant decreases were experienced in audit, travel and other general administrative expenses categories in fiscal 2008 as compared to fiscal 2007.

Jacobs & Co. is the investment advisor to the J&C Fund. While the Fund is responsible for its own operating expenses, Jacobs & Co., as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs & Co. absorbed $157,269 of the Fund's operating expenses in fiscal 2008 as compared to $181,612 in fiscal 2007. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by Jacobs & Co. will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are now reimbursable to it for a period of up to three years. In fiscal 2008, the Fund's investment advisory and distribution fees amounted to $39,535 as compared to $58,055 in fiscal 2007. The Fund's average assets under management declined from approximately $4.68 million for fiscal 2007 to approximately $3.25 million for fiscal 2008. As of May 31, 2008, assets under management were approximately $2.5 million.

The Fund was initially established by Jacobs to provide the ability to manage funds for smaller accounts in a more efficient and diversified manner than could be achieved on an individual account basis. Additionally, the Fund provided an investment vehicle that would fit within the Company's broader business plan of issuing smaller bonds under its collateralized surety programs. While the Fund's lackluster performance has contributed to its gradual decline in size, and the maintenance of the Fund continues to be a significant cost to the Company, it remains a key component in the Company's broader business plan. Moreover, if successful in these broader efforts, the opportunity exists to significantly increase the assets under management within the Fund. Should the Company be successful in increasing the size of the Fund to such a level that the Fund's operating expense ratio falls below the 2.00% level, the costs absorbed by Jacobs & Co. are currently reimbursable to it for a period of up to three years. Management continually evaluates the cost/benefit of maintaining the Fund.

GAIN ON EXTINGUISHMENT OF DEBT
------------------------------
The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. In fiscal 2008, the Company entered into negotiations for the repayment and settlement of this obligation with the Internal Revenue Service. In conjunction with such negotiations, the Company made payments of approximately $402,000 towards the tax and interest portion of this obligation and requested abatement of all penalties relating to this matter. In February 2008, the Company received notification from the Internal Revenue Service granting its request for abatement of penalty with respect to this matter. Accordingly, the Company recognized a gain of $115,470 upon final settlement of this matter.

In December 2006, the Company repaid an obligation to a creditor relating to professional fees incurred in the Company's 2002 fiscal year in connection with litigation resulting from a failed business combination transaction. Under the terms of an agreement reached in October 2006, the creditor agreed to waive payment of any accrued interest on the obligation provided the obligation was paid by a certain agreed-upon date. At the time of repayment, accrued interest on this obligation totaled $42,445, and accordingly, upon satisfaction of the debt in accordance with such agreement, a gain on the extinguishment of debt was recognized.

INTEREST EXPENSE AND INTEREST INCOME
------------------------------------
Interest expense for fiscal 2008 was $479,295 as compared with $153,020 in fiscal 2007. The increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007. Components of interest expense are comprised of the following:

                                                                    Year Ended May 31,
                                                                 2008               2007             Difference
                                                           ------------------ ------------------ ------------------

Interest expense on bridge financing                               $ 170,931           $    110           $ 170,821

Expense of common shares issued or to be issued in
connection with bridge financing arrangements                        238,943                  -             238,943

Interest expense on demand and term notes                             47,920             46,400                 520

Interest expense accrued on debt obligations
subsequently settled and recorded as gain on debt
extinguishment                                                        13,075             92,886             (79,811)


Other finance charges                                                  8,426             13,624              (4,198)
                                                           ------------------ ------------------ -------------------

                                   Total interest expense          $ 479,295          $ 153,020           $ 326,275
                                                           ================== ================== ===================

Interest income for fiscal 2008 was $10,137 as compared with $1,176 for fiscal 2007. Interest income for fiscal 2008 is primarily related to the investment of the unexpended proceeds from the bridge-financing arrangement in short-term investment accounts. Interest income for fiscal 2007 relates to interest earned on amounts due from a related party.

PREFERRED STOCK ACCRETION AND DIVIDENDS
---------------------------------------
Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount, accrued but unpaid dividends on preferred stock and amounts by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock as follows:

                                           Year Ended May 31,
                                          2008             2007
                                    ----------------- ----------------
Accretion of discount                    $   529,273        $ 494,651
Accrued dividends                            942,044          827,797
Excess redemption price                                        10,717
                                                   -
                                    ----------------- ----------------
                                          $1,471,317       $1,333,165
                                    ================= ================

OFF BALANCE SHEET ARRANGEMENTS
------------------------------
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein in response to Item 8:

                                                                                              Page
                                                                                       --------------------
Table of Contents                                                                              F-1

Report of Independent Registered Public Accounting Firm                                        F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                                    F-3
Consolidated Statements of Operations                                                          F-4
Consolidated Statements of Comprehensive Income (Loss)                                         F-5
Consolidated Statements of Cash Flows                                                          F-6
Consolidated Statements of Mandatorily Redeemable Preferred Stock and Stockholders'
Equity (Deficit)                                                                               F-8
Notes to Consolidated Financial Statements                                                     F-10

SCHEDULES

Schedule I - Summary of Investments - Other than Investments in Related Parties                F-48
Schedule II - Condensed Financial Information of Registrant                                    F-49
Schedule III - Supplementary Insurance Information                                             F-51
Schedule VI - Supplemental Information                                                         F-52

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2008 and May 31, 2007, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by JFG's management, with the participation of JFG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of JFG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of May 31, 2008, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to inadequate segregation of duties, lack of effective board of directors oversight, use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2008, JFG's disclosure controls and procedures were ineffective.

Upon identification of the material weaknesses and under the direction of the Chief Executive Officer and Chief Financial Officer, JFG developed a plan to remediate the material weaknesses within the constraints of the Company's limited financial resources and the size of its accounting staff.

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness previously identified. Additionally, management identified steps to be implemented at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes will be implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. Other changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG's financial condition as of May 31, 2008 and 2007, and the results of its operations and cash flows for the years ended May 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principals (GAAP).

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of JFG is responsible for establishing and maintaining adequate internal control over financial reporting. JFG's internal control over financial reporting is a process under the supervision of JFG's Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of JFG's financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of change in conditions, or the degree of compliance with the policies and procedures may deteriorate.

JFG management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2008. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2008. Such control deficiencies relate to inadequate segregation of duties, lack of effective board of directors oversight, use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness. Additionally, management identified steps to be implemented at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes will be implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. Other changes are to be considered as additional financial resources and accounting staff become available. Management believes that the successful implementation of these changes will strengthen overall controls over financial reporting, but may not, at this time, be sufficient to effectively mitigate this material weakness.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


Item 9B. OTHER INFORMATION

                           None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

The directors and executive officers of the Company, their ages and positions are as follows:

                   NAME                  AGE                     POSITION
           ---------------------         ---             -----------------------
              John M. Jacobs              54                President and CEO
                                                                 Director
           Frederick E. Ferguson          74                     Director
              C. David Thomas             55                     Director
             Robert J. Kenney             61                  Vice President
              Robert L. Neal              52             Chief Financial Officer


JOHN M. JACOBS

Mr. Jacobs is the founder of Jacobs & Co., an independent SEC registered investment advisor, a Certified Public Accountant, and is licensed as a property and casualty insurance agent in fifteen (15) states. Mr. Jacobs has served as a Director and President of both Jacobs & Co. and FS Investments, Inc. since their inception. Prior to establishing Jacobs & Co., in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients. Mr. Jacobs has served as a director and President of JFG since May 2001.

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

CODE OF ETHICS
--------------
The Company adopted a Code of Business Conduct and Ethics ("Code") that applies to the Employees, Officers and Directors of Jacobs Financial Group, Inc., Triangle Surety Agency, Inc. and First Surety Corporation on November 13, 2007. Further, the Code contains additional guidelines and standards for the Company's principal executive officer and senior financial officer. A copy of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request as follows:

                  Jacobs Financial Group, Inc.
                  Attn: Compliance Director
                  300 Summers Street, Suite 970
                  Charleston, WV  25301

Jacobs & Co., as an investment advisor, has its own compliance policy that was revised and updated in November 2004 and is specifically designed to assure compliance by Jacobs & Co. and its employees with the Investment Advisors Act of 1940 and the rules promulgated thereunder.


AUDIT (COMMITTEE) FINANCIAL EXPERT
----------------------------------
The Board has determined that John M. Jacobs is the Audit (Committee) Financial Expert as such term is defined in Item 407(d)(5)(ii) of Regulation SK. Mr. Jacobs is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.


Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
--------------------------
The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2008 and 2007 to the Principal Executive Officer and the two most highly compensated executive officers of the Company (the "Named Executive Officers").

------------- ----------- -------------- -------- ---------- -------------- ----------------- -------------
                                                                                  ALL
 NAMES AND                                          STOCK       OPTION           OTHER
 PRINCIPAL                   SALARY       BONUS    AWARDS       AWARDS        COMPENSATION       TOTAL
  POSITION       YEAR          ($)         ($)       ($)        ($) (1)         ($) (2)           ($)
------------- ----------- -------------- -------- ---------- -------------- ----------------- -------------
John M.          2008          $150,000     -         -           $ 49,164          $ 25,913      $225,077
Jacobs, CEO      2007          $150,000                           $109,191          $ 16,647      $275,838
------------- ----------- -------------- -------- ---------- -------------- ----------------- -------------
Robert J.        2008          $ 75,000     -         -           $ 15,840                 -      $ 90,840
Kenney, VP       2007          $ 75,000                           $ 34,849                        $109,849
------------- ----------- -------------- -------- ---------- -------------- ----------------- -------------
Robert L.        2008          $ 90,000     -         -           $ 10,296                 -      $100,296
Neal, CFO        2007          $ 90,000                           $ 19,800                        $109,800
------------- ----------- -------------- -------- ---------- -------------- ----------------- -------------

(1) On May 25, 2006, the compensation committee of the board of directors awarded 12,500,000, 5,000,000 and 2,000,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share to Mr. Jacobs, Mr. Kenney and Mr. Neal, respectively, which vest as set forth in the table below. The term of the options is five years and expires in May 2011.


-------------------- -----------------------------------------------------------
     Vesting date                    Incentive Stock Option Awards

-------------------- -----------------------------------------------------------
                     JOHN M. JACOBS       ROBERT J. KENNEY       ROBERT L. NEAL
                     --------------       ----------------       --------------
-------------------- -------------------- ---------------------- ---------------
May 25, 2006              2,500,000             2,000,000                -
-------------------- -------------------- ---------------------- ---------------
January 1, 2007           2,500,000
-------------------- -------------------- ---------------------- ---------------
May 25, 2007                                    1,000,000             500,000
-------------------- -------------------- ---------------------- ---------------
January 1, 2008           2,500,000
-------------------- -------------------- ---------------------- ---------------
May 25, 2008                                    1,000,000             500,000
-------------------- -------------------- ---------------------- ---------------
January 1, 2009           2,500,000
-------------------- -------------------- ---------------------- ---------------
May 25, 2009                                    1,000,000             500,000
-------------------- -------------------- ---------------------- ---------------
January 1, 2010           2,500,000
-------------------- -------------------- ---------------------- ---------------
May 25, 2010                                                          500,000
-------------------- -------------------- ---------------------- ---------------

The amounts shown in this column represent the dollar amount recognized for financial reporting purposes during the fiscal year for the fair value of stock options received by the named individuals, excluding the effects of forfeitures relating to service-based vesting conditions. The assumptions used to compute the fair value are disclosed in "Note L, Stock-Based Compensation", to the audited financial statements included herein under Part II Item 8.

(2) Other compensation includes insurance premiums paid by the Registrant on behalf of the named executive officer under verbal agreement with the Executive Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and stock awards as of May 31, 2008.

---------------- -----------------------------------------------------------------------------------
                                                   OPTION AWARDS
---------------- ---------------- ------------------ ---------------- -------------- ---------------
                                                         EQUITY
                                      NUMBER OF      INCENTIVE PLAN
                    NUMBER OF        SECURITIES      AWARDS; NUMBER
                   SECURITIES        UNDERLYING       OF SECURITIES
                   UNDERLYING        UNEXERCISED       UNDERLYING
                   UNEXERCISED       OPTIONS (#)       UNEXERCISED       OPTION
                   OPTIONS (#)      UNEXERCISABLE       UNEARNED        EXERCISE         OPTION
     NAME          EXERCISABLE           (1)           OPTIONS (#)      PRICE ($)      EXPIRATION
                                                                                          DATE
---------------- ---------------- ------------------ ---------------- -------------- ---------------
    John M.         7,500,000         5,000,000             -             $.07         05/25/2011
  Jacobs, CEO
---------------- ---------------- ------------------ ---------------- -------------- ---------------
   Robert J.        4,000,000         1,000,000             -             $.07         05/25/2011
  Kenney, VP
---------------- ---------------- ------------------ ---------------- -------------- ---------------
   Robert L.        1,000,000         1,000,000             -             $.07         05/25/2011
   Neal, CFO
---------------- ---------------- ------------------ ---------------- -------------- ---------------

(1) Non-vested options of Mr. Jacobs will vest evenly on January 1, 2009 and 2010, respectively. Non-vested options of Mr. Kenney will vest on May 25, 2009. Non-vested options for Mr. Neal will vest evenly on May 25, 2009 and 2010 respectively.

OTHER EXECUTIVE COMPENSATION PLANS
----------------------------------
The Company has no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

The Company has no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control.


DIRECTOR COMPENSATION
---------------------
The following table sets forth compensation received by our directors for the fiscal year ended May 31, 2008.

--------------------------- ---------------------------------------- -----------
           NAME               FEES EARNED OR PAID IN CASH ($) (1)    TOTAL ($)
--------------------------- ---------------------------------------- -----------
  Frederick E. Ferguson                      $150                       $150
--------------------------- ---------------------------------------- -----------
     C. David Thomas                         $150                       $150
--------------------------- ---------------------------------------- -----------

(1) Non-employee board members of JFG's wholly-owned subsidiary First Surety Corporation, which include JFG board members, are compensated at the rate of $150 per meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the beneficial ownership of common stock of the Company as of August 22, 2008 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

---------------------------------- ------------------------------- ------------------------------- -------------------------------

                                        Name and Address of             Amount and Nature of                 Percent of
         Title of Class                   Beneficial Owner            Beneficial Ownership (1)                 Class (2)
---------------------------------- ------------------------------- ------------------------------- -------------------------------
MORE THAN 5.00% BENEFICIAL OWNERSHIP
                                           John M. Jacobs
                                     300 Summers St. Suite 970
             Common                    Charleston, WV 285301               26,548,127 (3)                      14.97%

                                          Charles L. Stout
                                          Route 1, Box 41J
             Common                     Bridgeport, WV 26330               13,175,000 (4)                      7.79%

                                          Fay S. Alexander
                                      6318 Timarron Cove Lane
             Common                     Burke, VA 22015-4073               13,256,041 (5)                      7.74%

                                          William D. Jones
                                         513 Georgia Avenue
             Common                    Chattanooga, TN 37403               10,827,694 (6)                      6.34%

                                            Sue C. Hunt
                                        1508 Viewmont Drive
             Common                     Charleston, WV 25302                8,611,589 (7)                      5.05%


DIRECTORS AND NAMED EXECUTIVE OFFICERS

                                           John M. Jacobs
                                     300 Summers St. Suite 970
             Common                    Charleston, WV 285301               26,548,127 (3)                     14.97%

                                       Frederick E. Ferguson
                                          Route 3, Box 408
             Common                    Fayetteville, WV 25840               1,600,000 (8)                       *

                                          C. David Thomas
                                          P. O., Box 5157
             Common                     Charleston, WV 25361                  992,295                           *

                                          Robert J. Kenney
                                         809 Sherwood Drive
             Common                     Charleston, WV 25314                4,920,000 (9)                      2.84%

                                           Robert L. Neal
                                          101 Sunset Drive
             Common                     Charleston, WV 25301                1,000,000 (10)                      *

                                    ALL DIRECTORS AND EXECUTIVE
             Common                     OFFICERS AS A GROUP                35,060,422                         19.15%

* Represents beneficial ownership of less than one percent of the Company's common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of August 22, 2008 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Based on 169,206,823 shares of common stock issued and outstanding as of August 22, 2008.

(3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership ("JFLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,363,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes 7,500,000 in vested options to purchase Company stock exercisable within 60 days of August 22, 2008. Includes the right to convert Series B Preferred Stock holdings to 666,667 shares of common stock exercisable within 60 days of August 22, 2008. John M. Jacobs is the CEO and also a member of the board of directors for the Registrant.

(4) Includes 25,000 shares of common stock held in the name of Applied Mechanics Corporation of which Charles L. Stout is President and a director, 12,150,000 shares held in joint tenancy with spouse, Marilyn J. Stout, and 1,000,000 shares beneficially owned by members of the immediate family.

(5) Includes 9,900,000 shares of common stock held in the name of Graphite Investment, LLC ("Graphite") and 1,000,000 shares held in the name of Southall Management Corporation ("Southall") of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of August 22, 2008. Includes 214,700 shares held in joint tenancy with spouse, Dan C. Alexander.

(6) Includes 9,060,000 shares of common stock held in joint tenancy with spouse, Cynthia B. Jones. Includes the right to convert Series B Preferred Stock holdings to 282,116 shares of common stock (182,116 in joint tenancy with spouse) exercisable within 60 days of August 22, 2008. Includes the right to purchase 1,410,578 shares of common stock (910,578 in joint tenancy with spouse) pursuant to issued and outstanding stock warrants at an exercise price of one-tenth of one cent per share ("stock warrants") exercisable within 60 days of August 22, 2008.

(7) Includes 1,209,515 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Douglas E. Hunt. Includes the right to convert Series B Preferred Stock holdings to 200,000 shares of common stock and the right to purchase 1,000,000 shares of common stock pursuant to issued and outstanding stock warrants exercisable within 60 days of August 22, 2008 and held in the IRA of Douglas E. Hunt. Includes the right to convert Series B Preferred Stock holdings to 33,679 shares of common stock and the right to purchase 168,395 shares of common stock pursuant to issued and outstanding stock warrants exercisable within 60 days of August 22, 2008 and held jointly with spouse.

(8) Includes 750,000 shares of common stock held in joint tenancy with spouse, Sandra B. Ferguson. Includes 130,000 shares held in the name of The Party Store, Inc. ("Party Store") of which Fred E. Ferguson is President and a director. Includes the right to convert Series B Preferred Stock holdings held in the name Party Store to 120,000 shares of common stock exercisable within 60 days of August 22, 2008. Includes the right to purchase 600,000 shares of common stock pursuant to issued and outstanding stock warrants held in the name of Party Store exercisable within 60 days of August 22, 2008.

(9) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lee Anne Kenney. Includes 335,000 shares of common stock held in the Individual Retirement Account ("IRA") of, Robert J. Kenney. Includes 510,000 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Lee Anne Kenney. Includes 4,000,000 in vested options to purchase Company stock exercisable within 60 days of August 22, 2008.

(10) Includes 1,000,000 in vested options to purchase Company stock exercisable within 60 days of August 22, 2008.

In accordance with the terms of the bridge-financing arrangement as set forth in Note H of the Audited Financial Statements contained in Item 8. of Part II herein, in the event that a qualified financing (as defined in said Note H) is not completed and such bridge-financing is extended to September 2010 for repayment, one of the participants providing part of the bridge-financing would acquire common shares of the Registrant through such arrangement equal to 10.50% of the common shares then outstanding. For each six-month period thereafter, such holdings would be increased by 1.40% and if extended to maturity (September
2013), such holdings would amount to 18.90%.

Item  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

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

During the year ended May 31, 2006, the Company made net repayments of $1,170,546 on the back-to-back loans which was $508,036 more than the original loans and interest charges. In accordance with the Assumption Agreement, the Company assigned to Mr. Jacobs and Mr. Jacobs assumed responsibility for payment of certain debt totaling $101,326 and accounts payable totaling $365,000 during the year ended May 31, 2006. The debt obligation was re-issued in the name of Mr. Jacobs; and therefore the debt amount was relieved and offset against the receivable from Mr. Jacobs. Although the Company assigned accounts payable totaling $365,000 to Mr. Jacobs through the Assumption Agreement, for financial reporting purposes under generally accepted accounting principles, the accounts payable amount could not be derecognized until either paid or released by the creditor. On September 13, 2006, the Company did receive a release from the obligee of the $365,000 accounts payable that was assumed by Mr. Jacobs pursuant to the Assumption Agreement. Accordingly, the assumption of the accounts payable was offset against the balance due from Mr. Jacobs as of May 31, 2006 of $361,009. The largest amount due from Mr. Jacobs in fiscal 2007 prior to receiving the above mentioned release amounted to $425,423. Interest charged to Mr. Jacobs in fiscal 2007 amounted to $12,222.

During fiscal 2007, advances to the Company from Mr. Jacobs amounted to $285,392 and repayments to Mr. Jacobs amounted to $273,620. As of May 31, 2007, the balance due Mr. Jacobs was $15,763. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2007 was $80,541. Interest on such obligations to Mr. Jacobs in fiscal 2007 amounted to $6,146 and was netted against interest due from Mr. Jacobs as stated above.

During fiscal 2008, advances to the Company from Mr. Jacobs amounted to $132,200 and repayments to Mr. Jacobs amounted to $146,963. As of May 31, 2008, the balance due Mr. Jacobs was $1,000. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2008 was $127,200. Interest paid on such obligations to Mr. Jacobs in fiscal 2008 amounted to $1,387.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2007 and 2008 fiscal years.

As of August 22, 2008, no obligations were owed to Mr. Jacobs.

DIRECTOR'S INDEPENDENCE
-----------------------
The board of directors ("Board") is comprised of three members, John M. Jacobs, Frederick E. Ferguson and C. David Thomas. Only Mr. John M. Jacobs, who serves as Chief Executive Officer for the Company, is not independent within the meaning of The Nasdaq Stock Market, Inc. listing standards.

There were no transactions, relationships or arrangements that were considered by the Board of Directors in determining that Mr. Ferguson or Mr. Thomas were independent.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
----------
Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-QSB, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2008 amounted to $70,173. Management estimates that additional amounts to be billed are approximately $18,000.

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-QSB, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2007 amounted to $82,886.

AUDIT-RELATED SERVICES
----------------------
There were no billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the years ended May 31, 2008 and 2007.

TAX FEES
--------
During fiscal 2008, billings for tax preparation services were $12,584. During fiscal 2007, billings for tax preparation services were $14,250

ALL OTHER FEES
--------------
Billings for other services related to potential financing transactions in amounted to $11,708 and $5,675 in fiscal 2008 and 2007 respectively.

Billings for professional services related to the audit of the acquisition target, RSH Holdings, Inc. amounted to $63,500.

ADMINISTRATION OF AUDIT AND NON-AUDIT ENGAGEMENTS
-------------------------------------------------
The Company does not have a standing audit committee. The full Board of Directors is performing the functions of the audit committee. The Board of Director's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved each audit and non-audit service rendered to the Company by its independent Auditors as set forth above, with the exception of the billings for other services related to potential financing transactions amounting to $11,708 in fiscal 2008 which were approved by the Board of Directors prior to the completion of the audit for fiscal 2008 as provided by Rule 2-01(c)(7)(i)(C)(3) of Regulation S-X.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in response to Item 8 herein:

                                                                                              Page
                                                                                       --------------------
Report of Independent Registered Public Accounting Firm                                        F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                                    F-3
Consolidated Statements of Operations                                                          F-4
Consolidated Statements of Comprehensive Income (Loss)                                         F-5
Consolidated Statements of Cash Flows                                                          F-6
Consolidated Statements of Mandatorily Redeemable Preferred Stock and Stockholders
Equity (Deficit)                                                                               F-8
Notes to Consolidated Financial Statements                                                     F-10


                                                                                              Page
                                                                                       --------------------
SCHEDULES

Schedule I - Summary of Investments - Other than Investments in Related Parties               F-48
Schedule II - Condensed Financial Information of Registrant                                   F-49
Schedule III - Supplementary Insurance Information                                            F-51
Schedule VI - Supplemental Information                                                        F-52

                                JACOBS FINANCIAL GROUP, INC.
                                     TABLE OF CONTENTS



                                                                                              Page
                                                                                       --------------------
Report of Independent Registered Public Accounting Firm                                        F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                                    F-3
Consolidated Statements of Operations                                                          F-4
Consolidated Statements of Comprehensive Income (Loss)                                         F-5
Consolidated Statements of Cash Flows                                                          F-6
Consolidated Statements of Mandatorily Redeemable Preferred Stock and Stockholders
Equity (Deficit)                                                                               F-8
Notes to Consolidated Financial Statements                                                     F-10


                                                                                              Page
                                                                                       --------------------
SCHEDULES

Schedule I - Summary of Investments - Other than Investments in Related Parties               F-48
Schedule II - Condensed Financial Information of Registrant                                   F-49
Schedule III - Supplementary Insurance Information                                            F-51
Schedule VI - Supplemental Information                                                        F-52


             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Jacobs Financial Group, Inc.
Charleston, West Virginia


We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. and subsidiaries (the "Company") as of May 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and mandatorily redeemable preferred stock and stockholders' equity (deficit) for each of the years in the two-year period ended May 31, 2008. Our audits also included the financial statement schedules listed in the Index as
Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.

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


/s/Malin, Bergquist & Company
-----------------------------
Pittsburgh, PA
September 8, 2008

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                       MAY 31, 2008            MAY 31, 2007
                                                                                    -------------------    ------------------
ASSETS

INVESTMENTS AND CASH:
 Bonds available for sale, at market value                                          $        105,866       $              -
(amortized cost - 05/31/08 $98,774)
 Bonds held to maturity, at amortized costs                                                        -              2,316,875
(market value -  05/31/07 $2,308,003)
 Mortgage-back securities held to maturity, at amortized costs                             3,826,688              1,369,411
(market value - 05/31/08 $3,800,909; 05/31/07 $1,367,365)
 Short-term investments, at cost (approximates market value)                               1,176,056                335,729
 Cash                                                                                         48,640                 25,298
                                                                                     -------------------    -----------------
                                 TOTAL INVESTMENTS AND CASH                                5,157,250              4,047,313

 Investment income due and accrued                                                            19,892                 35,294
 Premiums and other accounts receivable                                                       47,353                 38,668
 Deferred policy acquisition costs                                                            75,940                 52,365
 Furniture and equipment, net of accumulated depreciation of
   $120,931 and $113,919, respectively                                                        29,168                 23,628
 Other assets                                                                                298,163                 22,801
 Intangible assets                                                                           150,000                150,000
                                                                                    -------------------    ------------------

                                                TOTAL ASSETS                        $      5,777,766       $      4,370,069
                                                                                    ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Reserve for losses and loss expenses                                               $        246,651       $        110,784
 Reserve for unearned premiums                                                               277,208                144,188
 Advance premiums                                                                                  -                127,034
 Accrued expenses and professional fees                                                      412,039                547,965
 Accounts payable                                                                            315,577                345,895
 Notes payable                                                                             2,968,016                410,136
 Accrued interest payable                                                                     71,483                 16,095
 Other liabilities                                                                            16,402                511,751
                                                                                    -------------------    ------------------
                                           TOTAL LIABILITIES                               4,307,376              2,213,848

 SERIES A  PREFERRED  STOCK,  $.0001  par  value  per  share;
 1  million  shares authorized;  2,230  and 1,427 shares issued and outstanding at May 31, 2008 and 2007,  respectively;  stated
 liquidation  value of $1,000  per  share                                                  2,308,933              1,420,913

 SERIES B PREFERRED  STOCK,  $.0001  par value per  share;
 9,941.341  shares  authorized; 9,621.940 and 9,596,940 shares issued and outstanding at May 31, 2008 and 2007, respectively;
 stated liquidation value of $1,000 per share                                              9,936,866              8,526,059
                                                                                    -------------------    ------------------

                TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                              12,245,799              9,946,972

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, $.0001 par value per share; 490 million shares authorized; 166,091,242 and 156,997,836 shares issued and
 outstanding at May 31, 2008 and 2007, respectively                                           16,609                 15,700
 Additional paid in capital                                                                2,423,537              2,082,647
 Accumulated deficit                                                                     (13,222,038)            (9,889,098)
 Accumulated other comprehensive income (loss)                                                 6,483                      -
                                                                                    -------------------    ------------------
                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (10,775,409)            (7,790,751)
                                                                                    -------------------    ------------------

                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $      5,777,766       $      4,370,069
                                                                                    ===================    ==================

        The accompanying notes are an integral part of these consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED MAY 31,
                                                                -------------------------------------
                                                                      2008              2007
                                                                ------------------- -----------------
REVENUES:
 Investment advisory services                                       $      262,806      $    270,133
 Insurance premiums and commissions                                        465,286           358,055
 Net investment income                                                     225,461           189,956
 Net realized investment gains (losses)                                      3,589                 -
 Other income                                                                    -             5,195
                                                                ------------------- -----------------
                                        TOTAL REVENUES                     957,142           823,339


EXPENSES:

 Incurred policy losses                                                    135,867            98,873
 Insurance policy acquisition costs                                        126,386           108,065
 General and administrative                                              2,037,178         1,641,237
 Mutual fund costs                                                         157,269           181,612
 Depreciation                                                                8,379            12,419
                                                                ------------------- -----------------
                                        TOTAL EXPENSES                   2,465,079         2,042,206
                                                                ------------------- -----------------

                      NET INCOME (LOSS) FROM OPERATIONS                 (1,507,937)       (1,218,867)

 Gain on debt extinguishment                                               115,470            42,445
 Interest expense                                                         (479,295)         (153,020)
 Interest income                                                            10,137             1,176
                                                                ------------------- -----------------

                                      NET INCOME (LOSS)                 (1,861,625)       (1,328,266)

Accretion of Mandatorily Redeemable Convertible
 Preferred Stock, including accrued dividends                           (1,471,317)       (1,333,165)
                                                                ------------------- -----------------

             NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS  $   (3,332,942)   $   (2,661,431)
                                                                =================== =================


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

        NET INCOME (LOSS) PER SHARE                                 $        (0.02)   $        (0.02)
                                                                =================== =================


        WEIGHTED-AVERAGE SHARES OUTSTANDING                            159,130,160       156,281,466
                                                                =================== =================





        The accompanying notes are an integral part of these consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                                YEAR ENDED
                                                                                                  MAY 31
                                                                                    ---------------------------------------
                                                                                            2008                2007
                                                                                    ------------------  -------------------

COMPREHENSIVE INCOME (LOSS):
        Net income (loss) attributable to common stockholders                       $    (3,332,942)    $    (2,661,431)


OTHER COMPREHENSIVE INCOME (LOSS):

        Net unrealized gain (loss) of available-for-sale investments
         arising during period                                                                7,318                   -

        Reclassification adjustment for realized (gain) loss included
         in net income                                                                         (835)                  -
                                                                                    ------------------  -------------------
        Net unrealized gain (loss) attributable to available-for-sale
         investments recognized 6,483her comprehensive income                                  6,483                  -


COMPREHENSIVE INCOME (LOSS) ATTRIBITUABLE TO COMMON STOCKHOLDERS                    $     (3,326,459)   $    (2,661,431)
                                                                                    ==================  ===================


















        The accompanying notes are an integral part of these consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED MAY 31
                                                                     --------------------------------------
                                                                              2008               2007
                                                                     -------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                                   $        (1,861,625) $   (1,328,266)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Unearned and advance premium                                               5,986          77,606
        Stock option expense                                                      98,972         206,682
        Stock issued in connection with financing arrangements                   242,003               -
        Provision for loss reserves                                              135,867          98,873
        Amortization of premium                                                   23,496          29,745
        Depreciation                                                               8,379          12,419
        Write-off of bad debts                                                       985               -
        Loss on disposal of furniture and equipment                                  684               -
        Realized (gains) losses on sale of securities                             (3,589)              -
        Premium and other receivables                                             (9,670)          9,106
        Accretion of Discount                                                    (11,565)         (5,024)
        Investment income due and accrued                                         15,858             652
        Deferred policy acquisition costs                                        (23,575)         18,034
        (Gain) on extinguishment of debt                                        (115,470)        (42,445)
        Change in operating assets and liabilities:
         Other assets                                                           (125,531)         11,062
         Accounts payable and cash overdraft                                     (30,318)        (60,711)
         Accrued expenses and other liabilities                                 (460,417)        413,507
                                                                     -------------------- -----------------

                 NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES           (2,109,530)       (558,760)

CASH FLOWS FROM INVESTING ACTIVITIES

 Advances to related party                                                             -         (76,173)
 Repayments from related party                                                         -         127,227
 Short-term loan                                                                 (50,000)              -
 Repayment of short-term loan                                                     50,000               -
 (Increase) decrease of short-term investments                                  (835,305)        861,002
 Repayment of mortgage-backed securities                                         476,400         431,064
 Sale of securities held-to-maturity                                             169,330               -
 Redemption of bonds upon call or maturity                                     2,155,000         500,000
 Costs of bonds acquired                                                         (97,582)     (1,793,901)
 Costs of mortgage-backed securities acquired                                 (2,956,145)       (473,036)
 Purchase of equity securities                                                   (25,438)              -
 Escow deposits for pending acquisitions                                        (125,000)
 Purchase of furniture and equipment                                             (14,603)         (6,007)
                                                                     -------------------- -----------------

                 NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES           (1,253,343)       (429,824)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party debt                                                132,200         158,166
 Repayment of related party debt                                                (146,963)       (197,448)
 Proceeds from issuance of Series A preferred stock and warrants                 803,000         318,000
 Proceeds from issuance of Series B preferred stock and warrants                  25,000         542,258
 Redemption of Series B preferred stock                                                -         (62,477)
 Proceeds from issuance of common stock                                                -          17,742
 Proceeds from exercise of common stock warrants                                     335           1,500
 Proceeds from borrowings                                                      2,842,000         375,000
 Repayment of borrowings                                                        (269,357)       (138,859)
                                                                     -------------------- -----------------

               NET CASH FLOWS FROM FINANCING ACTIVITIES                        3,386,215       1,013,882

NET INCREASE (DECREASE) IN CASH                                                   23,342          25,298

CASH AT BEGINNING OF PERIOD                                                       25,298               -
                                                                     -------------------- -----------------

CASH AT END OF PERIOD                                                $            48,640  $       25,298
                                                                     ===================- =================

        The accompanying notes are an integral part of these consolidated financial statements.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                YEAR ENDED MAY 31
                                                                     --------------------------------------
                                                                              2008               2007
                                                                     -------------------- -----------------
SUPPLEMENTAL DISCLOSURES
Interest paid                                                        $           171,889  $       49,388
Income taxes paid                                                                      -               -
Non-cash investing and financing transactions:
 Assumption of accounts payable by related party                                       -         365,000



































        The accompanying notes are an integral part of these consolidated financial statements.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED MAY 31, 2007

                                                                   -----------------------------------------------------------------

                                                                                       STOCKHOLDERS' EQUITY (DEFICIT)
                                                 SERIES B
                         SERIES A          MANDATORILY REDEEMABLE  -----------------------------------------------------------------
                   MANDATORILY REDEEMABLE       CONVERTIBLE                                  ADDITIONAL
                       PREFERRED STOCK        PREFERRED STOCK                                 PAID-IN     ACCUMULATED
                      SHARES     AMOUNT      SHARES     AMOUNT         SHARES      AMOUNT     CAPITAL       DEFICIT        TOTAL
                      ------  -----------  ---------  ----------     -----------   -------  -----------   -----------   -----------
                  -------------------------------------------------  ---------------------------------------------------------------
BALANCE,
MAY 31, 2006          1,109    $1,035,841  9,095.599   $6,780,186    154,937,836   $15,494  $1,856,929  $(7,227,668)  $(5,355,245)

 Issuance of Series
  A and B Preferred
  Stock and common
  stock                 318       318,000    560.000      542,258        560,000        56      17,686            -        17,742

 Issuance of common
  stock upon exercise
  of warrants             -             -          -            -      1,500,000       150       1,350            -         1,500

 Accretion of
  mandatorily redeem-
  able convertible
  preferred stock         -        15,199          -      479,451              -         -           -     (494,650)     (494,650)

 Accrued dividends
  of mandatorily
  redeemable convert-
  ible preferred stock    -        51,873          -      775,924              -         -            -     (827,797)     (827,797)

 Redemption of Series
  B Preferred Stock       -             -    (58.659)     (51,760)             -         -            -      (10,717)      (10,717)

 Common stock option
  expense                 -             -          -            -              -         -      206,682            -       206,682

 Net income (loss)
  from operations,
  year ended
  May 31, 2007            -             -          -            -              -         -            -   (1,328,266)   (1,328,266)
                      ------  -----------  ---------  ----------     -----------   -------  -----------   -----------   -----------

BALANCE,
MAY 31, 2007          1,427    $1,420,913  9,596.940  $8,526,059     156,997,836   $15,700   $2,082,647   $(9,889,098)  $(7,790,751)
                      ======  ===========  =========  ==========     ===========   ======== ===========   ============  ============
                  -------------------------------------------------  ---------------------------------------------------------------



       The accompanying notes are an integral part of these consolidated financial statements.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED MAY 31, 2008


                                                                 -------------------------------------------------------------------
                                                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                                                 -------------------------------------------------------------------
                                                                                                                ACCUM.
                                            SERIES B                                                            OTHER
                      SERIES A        MANDATORILY REDEEMABLE                                                    COMPRE-
              MANDATORILY REDEEMABLE      CONVERTIBLE                                  ADDITIONAL               HENSIVE
                  PREFERRED STOCK       PREFERRED STOCK                                 PAID-IN   ACCUMULATED   INCOME
                 SHARES     AMOUNT       SHARES     AMOUNT          SHARES    AMOUNT    CAPITAL    DEFICIT      (LOSS)     TOTAL
                 ------   -----------   ---------  ----------    ----------- -------  ----------  ------------  ------  ------------

BALANCE,
MAY 31, 2007      1,427   $ 1,420,913  9,596.940   $8,526,059    156,997,836 $15,700  $2,082,647  $(9,889,098)  $   -   $(7,790,751)

Issuance of
Series A
and B Preferred
Stock and common
stock               803       803,000     25.000       24,510         25,000       2         488            -       -           490

Issuance of
common stock as
additional
consideration for
financing arrange-
ments                 -             -           -           -      8,735,304     874     223,330            -       -       224,204

Issuance of common
stock upon exercise
of warrants           -             -           -           -        333,102      34         301            -       -           335

Accretion of
mandatorily
redeemable
convertible
preferred stock       -        16,045           -     513,228              -       -           -     (529,273)      -      (529,273)

Accrued dividends
of mandatorily
redeemable
convertible
preferred stock       -        68,975           -     873,069              -       -           -     (942,044)      -      (942,044)

Expense of
common shares
to be issued
in connection
with financing
arrangements          -             -           -           -              -       -      17,799            -       -        17,799

Common stock
option expense        -             -           -           -              -       -      98,972            -       -        98,972

Unrealized net
gain on available
for sale
securities            -             -           -           -              -       -           -            -   6,483         6,483

Net income (loss),
year ended
May 31, 2008          -             -           -           -              -       -           -   (1,861,624)      -    (1,861,624)
                 ------   -----------   ---------  ----------    ----------- -------  ---------- ------------- ------  -------------
BALANCE,
MAY 31, 2008      2,230   $ 2,308,933   9,621.940  $9,936,866    166,091,242 $16,610  $2,423,537 $(13,222,039) $6,483  $(10,775,409)
                 ------   -----------   ---------  ----------    ----------- -------  ---------- ------------- ------  -------------

                  -------------------------------------------    -------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

ORGANIZATION AND NATURE OF BUSINESS
-----------------------------------
Jacobs Financial Group, Inc. (the "Company" or "JFG"), formerly NELX, Inc., was incorporated in Kansas on March 25, 1983. In 2001, the Company acquired all the outstanding stock of two corporations located in Charleston, West Virginia:
Jacobs & Company ("Jacobs") and FS Investments, Inc. ("FSI"). Jacobs is a registered investment advisory firm that derives its revenue from asset-based investment advisory fees. FSI, through its wholly-owned subsidiary Triangle Surety Agency, Inc. ("Triangle"), is engaged in the business of placing surety bonds with insurance companies for clients engaged in regulated industries, such as the extraction of coal, oil and gas. FSI receives commission income from the placement of these bonds and is licensed in ten states primarily in the eastern United States. On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire & Casualty Company ("WVFCC"), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition of WVFCC consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines of business offered by WVFCC were not insurance lines that the Company intended to pursue. Following the acquisition, the name of WVFCC was changed to First Surety Corporation ("FSC"). FSC receives insurance premium income in connection with the issuance of surety bonds. The Company and its subsidiaries are subject to the business risks inherent in the financial services industry.

LIQUIDITY AND GOING CONCERN
---------------------------
These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,333,000 and $2,661,000 for the years ended May 31, 2008 and 2007. Losses are expected to continue until FSC develops substantial business. While improvement is anticipated as the Company's business plan is implemented, restrictions on the use of FSC's assets (See Note C), the company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to improve cash flow through the implementation of its business plan. Additionally, management continues to seek to raise additional funds for operations through private placements of stock, other long-term or

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of Jacobs Financial Group, Inc. and its majority owned subsidiaries, after the elimination of intercompany transactions.

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

Surety premiums are recorded as receivables when due and are earned pro rata over the term of the policies. Thereserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage. The reserve for unearned premium is determined using the monthly pro rata method. Advance premiums representrenewal premiums paid in advance of the effective renewal date.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INVESTMENTS
-----------
Debt securities are designated at purchase as held-to-maturity, trading or available for sale. Held-to-maturity debt securities are carried at amortized cost where the Company has the ability and intent to hold these securities until maturity. Premiums and discounts arising from the purchase of debt securities are treated as yield adjustments over the estimated lives or call date, if applicable.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income with respect to fixed maturity securities is accrued as earned. Dividend income is generally recognized when receivable.

Realized gains and losses are determined by specific identification of the security sold.

ALLOWANCE FOR UNCOLLECTIBLE PREMIUM AND OTHER RECEIVABLES
---------------------------------------------------------
The majority of our fee revenue is generated by services provided to companies and individuals throughout the Eastern United States. We evaluate the need for a reserve for the amount of these receivables that may be uncollectible, based on historical collection activity adjusted for current conditions. Premium and other receivables are charged-off when deemed uncollectible. Based on this evaluation, management believes that substantially all accounts receivable are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

IMPAIRMENT
----------
We evaluate long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by discounting estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections and estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges related to these long-lived assets.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESERVE FOR LOSSES AND LOSS EXPENSES
------------------------------------
Losses and loss adjustment expenses represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred. Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. These estimates and methods of establishing reserves are continually reviewed and updated.

STOCK-BASED COMPENSATION
------------------------
We have adopted the fair value method of accounting for stock-based compensation recommended by SFAS No. 123R, Accounting for Stock-based Compensation.

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

INCOME TAXES
------------
We currently have net operating loss ("NOL") carry-forwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOLs. Should our assumptions regarding the utilization of these NOLs change, we may reduce some or all of this valuation allowance, which would result in the recording of a deferred income tax benefit.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS
-----------------
Certain amounts in the 2007 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2008 and for the year then ended. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In February 2006, FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140". This statement address accounting issues relating to beneficial interests in securitized financial assets. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fisyear that begins after September 15, 2006. The adoption of the provisions of SFAS No. 155 did not have a material impact on the Company's results of operations or financial position.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, Financial Accounting Standards Board Interpretation (FIN) No. 48 "Accounting for Uncertainty in Income Taxes" was issued and interprets FASB Statement No. 109 "Accounting for Income Taxes. FIN No. 48 establishes the accounting for uncertain tax positions, including recognition and measurement of their financial statement effects. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has significant operating loss carryforwards, the benefits of which having been fully reserved by a valuation allowance of the same amount due to uncertainty as to the likelihood of ultimate realization. Management has evaluated the implications of FIN No. 48, and has determined that the application of FIN 48 did not result in any material impact on the Company's results of operations or financial position.

In December 2007, the FASB issued a revised Statement No. 141 (revised 2007) "Business Combinations" and Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51".

Statement No. 141 was revised to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial report about a business combination and its effects. The Statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. While the Statement retains the fundamental requirement that the acquisition or purchase method of accounting be used for all business combinations, it replaces the cost-allocation process that resulted in not recognizing some assets and liabilities at the acquisition date and measuring some assets and liabilities at amounts other than fair market value at the acquisition date. Among other matters, the revised Statement requires that acquisition-related and restructuring costs be recognized separately from the business combination as expenses in the periods in which the costs are incurred and provides that "bargain purchases" (those business combinations in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling, or

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minority, interest in the acquiree) be recognized in the earnings of the acquirer as a gain. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Application of FAS 141R would be effective for any acquisitions that are consummated by the Company after May 31, 2009.

Statement No. 160 was issued to improve the relevance, comparability, and transparency of financial information for the reporting entity by establishing accounting and reporting standards attributable to noncontrolling, or minority, interests in subsidiaries included in the reporting entity's consolidated financial statements. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include amounts attributable to both the parent and the noncontrolling interest. The Statement also provides a single method for accounting for changes in the parent's ownership interest in a subsidiary that does not result in deconsolidation, as well as recognition of gain or loss when a subsidiary is deconsolidated as a result of an ownership change in which the parent ceases to have a controlling financial interest in the subsidiary, and expanded disclosures to clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Management does not expect the application of Statement No. 160 to have a material impact on the Company's results of operations or financial position.

In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133". This Statement changes the disclosure requirements for derivative instruments and hedging activities in order to provide improved transparency of financial reporting with respect to derivative instruments and hedging activities. This Statement is effective for financial statements issued for fiscal years and

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not currently employ the use of derivative instruments or engage in hedging activities and thus the issuance of this Statement is not expected to have any impact on the Company's current financial statement disclosure requirements.

In May 2008, the FASB issued Statement No. 162 "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, THE MEANING OF Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect the application of Statement No. 162 to have a material impact on the Company's results of operations or financial position.

In May 2008, the FASB issued Statement No. 163 "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60". This Statement clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. A financial guarantee insurance contract within the scope of this Statement generally insures investment securities in the form of municipal bonds or asset-backed securities. FASB's intent in setting the scope of this Statement was to address the narrow issue relating to those contracts for which diversity existed in the accounting for claim losses. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk management activities, which are effective for the first interim period after issuance to the Statement. Except for those disclosures, earlier application is not permitted. Management does not expect the application of Statement No. 163 to have a material impact on the Company's results of operations or financial position.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109 "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB 109 provides that consistent with the guidance in SFAS No. 156 "Accounting for Servicing of Financial Assets" and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilitithe expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is to be applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The application of SAB 109 did not have a material impact on the Company's results of operations or financial position.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110 "Shared Based Payment". SAB 110 expresses the views, that under certain circumstances, the staff will continue to accept the use of a "simplified method" in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123 "Shared- Based Payment" for share option grants issued after December 31, 2007. Examples of such circumstances might include those in which the company does not have sufficient historical share option exercise experience upon which to estimate an expected term, situations where historical exercise data may no longer provide a reasonable basis upon which to estimate an expected term, or situations where more relevant detailed information (employee exercise patterns by industry and/or other categories of companies) is not widely available. The application of SAB 110 is not expected to have a material impact on the Company's results of operations or financial position.


NOTE C - INVESTMENTS

The Company held the following investments, by security type, that have been classified as available-for-sale and carried at market value at May 31, 2008:

                                                 Gross Unrealized        Gross Unrealized
                            Amortized Cost              Gains                 Losses            Fair Market Value
                         ---------------------- ---------------------- ---------------------- ----------------------
State and municipal                $    98,774           $      7,092           $          -           $    105,866
securities

Equity securities                       25,438                      -                    609                 24,829
                         ---------------------- ---------------------- ---------------------- ----------------------
                                   $   124,212           $      7,092           $        609           $    130,695
                         ====================== ====================== ====================== ======================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September, 2007, an equity investment in the amount of $25,000 was made in the Jacobs & Company Mutual Fund by its investment advisor, Jacobs & Company, and is recorded in other assets at market value. Dividends paid by the Fund at calendar year-end were reinvested.

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity:

                                                              MAY 31, 2008
                         -------------------------------------------------------------------------------------------
                            Amortized Cost        Gross Unrealized       Gross Unrealized       Fair Market Value
                                                        Gains                  Losses
                         ---------------------- ---------------------- ---------------------- ----------------------
U.S Government agency
mortgage-backed
securities                      $    3,826,688             $   23,206            $    48,985          $   3,800,909
                         ====================== ====================== ====================== ======================


                                                               MAY 31, 2007
                         -------------------------------------------------------------------------------------------
U.S. Government and             $    2,216,875             $      199            $     9,071          $   2,208,003
government agencies

U.S Government agency
mortgage-backed
securities                           1,369,411                  1,728                  3,774              1,367,365
Certificate of deposit                 100,000                      -                      -                100,000
                         ---------------------- ---------------------- ---------------------- ----------------------
                                $    3,686,286             $    1,927            $    12,845          $   3,675,368
                         ====================== ====================== ====================== ======================


Statutory deposits consisting of securities with a carrying value of $1,056,245 were deposited by the Company's insurance subsidiary under requirements of regulatory authority. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the Insurance Commissioner. Accordingly, investments and cash in the amount of $ 5,142,101 and $4,034,630 as of M2008 and 2007, respectively, are restricted to the use of FSC.

The amortized cost and estimated market values of investments with fixed-maturities available-for-sale as of May 31, 2008, by contractual maturity, are as follows:

                               Amortized Cost        Fair Market Value
                            ---------------------- ----------------------
Due after ten years         $             98,774   $            105,866
                            ====================== ======================


Principal repayments on U.S. government agency mortgaged-backed securities held by the Company as of May 31, 2008 are estimated as follows:

                                               Amortized Cost    Fair Market
                                                                    Value
                                              --------------- ---------------
Due in one year or less                       $      589,507  $      587,384

Due after one year through five years              1,675,400       1,664,470

Due after five years through ten years               971,209         963,453

Due after ten years                                  590,572         585,602
                                              --------------- ---------------
                                              $    3,826,688  $    3,800,909
                                              =============== ===============


Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

An analysis of net investment income follows:

                                                  2008               2007
                                             ----------------- ---------------
Bonds - fixed maturities                           $   76,185       $  55,836

Mortgage-backed securities                            111,115          71,132

Short-term investments                                 39,377          63,779
                                             ----------------- ---------------
               Total investment income                226,677         190,747
                                             ----------------- ---------------
Investment expense                                      1,216             791
                                             ----------------- ---------------
                 Net investment income             $  225,461       $ 189,956
                                             ================= ===============


In the three-month period ended November 30, 2007, the Company sold one of its investments in debt securities of Federal National Mortgage Association ("FNMA" or "Fannie Mae") previously classified as held-to-maturity (carrying value of

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$169,881) and reclassified its remaining FNMA securities aggregating $828,653 to the available-for-sale classification in response to uncertainties attributable to the slumping U.S. mortgage and housing markets and its potential effect on the issuer's financial condition. Such remaining FNMA securities, which were subject to call by the issuer, were called in the three-month period ended February 29, 2008.

Realized gains from held-to-maturity securities resulted from certain securities subject to call being called by the issuer. Net realized investment gains (losses) were as follows:


                                                  2008             2007
                                            ----------------- ----------------

   Bonds-fixed maturities                   $        2,754    $            -
   Mortgage-backed securities                            -                 -
   Equity securities                                     -                 -
   Short-term investments                                -                 -
                                            ----------------- -----------------
                      Net realized gain     $        2,754    $            -
                                            ================= =================

The increases (decrease) in unrealized appreciation of investments were as follows:




                                                  2008               2007
                                            ------------------ ----------------

   Bonds-fixed maturities                   $       15,964     $      (3,061)
   Mortgage-backed securities                      (23,732)           15,624
   Equity securities                                  (609)                -
                                            ------------------ ----------------
   Increase (decrease) in unrealized
   appreciation                             $       (8,377)    $      12,563
                                            ================== ================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross gains and gross losses realized on available-for-sale securities were as follows:


                                                     Gross          Gross
                                     Gross          Realized       Realized
                                    Proceeds         Gains          Losses
                               ------------------- ------------ ---------------
2008
   Bonds-fixed maturities           $ 830,000        $   835        $      -

   Mortgage-backed securities               -              -               -
   Equity securities                        -              -               -
                               ------------------- ------------ ---------------
                    Total           $ 830,000        $   835        $      -
                               =================== ============ ===============
2007
   Bonds-fixed maturities           $       -        $     -        $      -

   Mortgage-backed securities               -              -               -
   Equity securities                        -              -               -
                               ------------------- ------------ ---------------
                    Total           $       -        $     -        $      -
                               =================== ============ ===============


The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2008 and May 31, 2007.

                               Less than 12 Months             12 Months or More                    Total
                          ------------------------------- ---------------------------- --------------------------------
                               Cost         Unrealized       Cost        Unrealized         Fair         Unrealized
                               (a)            Losses          (a)          Losses          Value           Losses
                          --------------- --------------- ------------ --------------- --------------- ----------------
2008
Mortgage-backed
securities                $    2,525,173  $       48,985  $         -  $         -     $   2,476,188   $     48,985

Equity securities
                                  25,438             609            -            -            24,829            609
                          --------------- --------------- ------------ --------------- --------------- ----------------

                   Total  $    2,550,611  $       49,594  $         -  $         -     $   2,501,217   $     49,594
                          =============== =============== ============ =============== =============== ================

     (a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               Less than 12 Months             12 Months or More                    Total
                          ------------------------------- ---------------------------- --------------------------------
                               Cost         Unrealized       Cost        Unrealized         Fair         Unrealized
                               (a)            Losses          (a)          Losses          Value           Losses
                          --------------- --------------- ------------ --------------- --------------- ----------------
2007
Bonds-fixed maturities
                              $1,694,084        $  7,848    $350,692          $ 1,223    $2,035,705      $   9,071

Mortgage-backed
securities                       178,576           1,645     245,013            2,129       419,815          3,774
                          --------------- --------------- ------------ --------------- --------------- ----------------

                   Total      $1,872,660      $    9,493    $595,705          $ 3,352    $2,455,520      $  12,845
                          =============== =============== ============ =============== =============== ================


     (a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

As of May 31, 2008, the company held 17 mortgage-backed securities with gross unrealized losses of $48,985, all of which have been in a continuous loss position for less than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates. The unrealized losses are considered temporary since the Company has the ability and intent to hold the securities until maturity.

Equity securities consist of the company's investment in the Jacobs & Company Mutual Fund with an unrealized loss of $609 which has been in a continuous loss position for less than 12 months. The fair value of such investment will fluctuate based on the underlying values of the investments held within the mutual fund, which are sensitive to overall economic market conditions. Accordingly, the unrealized loss was considered temporary at May 31, 2008 and has not been reduced to their fair value through the income statement.


NOTE D-DEFERRED POLICY ACQUISITION COSTS

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.


                                                     2008              2007
                                                ---------------  ---------------

      Balance at beginning of year                $  52,365          $   70,399
      Acquisition costs deferred                    149,961              90,031
      Amortization charged to operations           (126,386)           (108,065)
                                                ---------------  ---------------

                          Total                   $  75,940          $   52,365
                                                ===============  ===============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - OTHER ASSETS

Included in other assets are escrow deposits relating to pending acquisitions and advance deposits for professional fees relating to such acquisitions and certain equity financing matters (see Note P-Commitments) the Company has endeavored to undertake in fiscal 2008. As of May 31, 2008 and 2007, such balances are comprised of the following:

                                                            2008         2007
                                                        ------------- ----------
Advance deposits for professional fees                      $133,498  $      -
Escrow deposits for proposed acquisitions                    125,000         -
Mutual fund investment at market                              24,829         -
Prepaid expense and other deposits                            14,836    22,801
                                                        ------------- ----------
                                                 Total      $298,163  $ 22,801
                                                        ============= ==========


NOTE F - INTANGIBLES

As the result of the acquisition of the stock of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair market value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2008 and 2007.


NOTE G-RESERVE FOR LOSSES AND LOSS EXPENSE

Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. As of May 31, 2008, the Company's insurance subsidiary, FSC, is only licensed to write surety in West Virginia and has focused its primary efforts towards coal permit bonds while also providing other miscellaneous surety bonds that are substantially secured by collateral consisting of investment accounts that are managed by Jacobs. Reclamation of land that has been disturbed by mining operations is a highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work being conducted in unison as the property is being mined. Additionally, no two principals or properties are

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alike due to varied company structures and unique geography and geology of each site. In underwriting such bonds, management obtains estimates of costs to reclaim the properties subject of the permit(s) in accordance with those mining permit(s), as prepared by independent outside professionals experienced in this field of work, and hired by FSC, in addition to other underwriting and financial risk considerations. FSC requires the principal to provide cash in amounts deemed to be sufficient to reclaim the disturbed land and thus mitigate the exposure to significant loss. Such cash is invested in investment collateral accounts managed by Jacobs utilizing conservative investment strategies. Inspections of mining activity and reclamation work are performed on a regular basis with initial costs estimates being updated periodically. Should the principal default in the obligation to reclaim the property in accordance with the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or would be required to forfeit the face amount of the bond to the agency to which the bond is issued. Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced no claims for losses as of May 31, 2008 and thus provisions for losses and loss adjustment expense have been based on industry averages adjusted for other factors unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.

At December 31, the reserve for losses and loss expenses consisted of:

                                                   2008               2007
                                           ------------------ ------------------

 Balance at beginning of year              $   110,784        $     11,911

 Incurred policy losses-current year           135,867              98,873
 Incurred policy losses-prior year                                       -

 Amounts paid-current year losses                    -                   -
 Amounts paid-prior year losses                      -                   -
                                           ------------------ ------------------


 Balance at end of year                    $    246,651       $    110,784
                                           ================== ==================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - NOTES PAYABLE

At May 31, 2008 and 2007, the Company had the following unsecured notes payable to individuals and a commercial bank:

                                                                   2008               2007
                                                             ------------------ ------------------
     Unsecured demand notes payable to individuals and
     others; interest rate fixed @ 10.00%                       $  127,000         $    75,000

     Unsecured    short-term    advances   from   principal
     shareholder and chief executive officer; interest rate
     fixed @ 12.00% (Also See Note T -
     Related Party Transactions)                                     1,000              15,762

     Unsecured notes payable to individuals maturing
     December 31, 2007; interest payable calendar
     quarterly; interest rate fixed @ 10.00%                             -              49,985

     Unsecured note(s)payable to individual(s) under a
     bridge- financing arrangement described below               2,635,000              25,000

     Unsecured term note payable to commercial  bank in the
     original  amount  of  $250,000  and  payable  in equal
     monthly payments of $5,738; interest rate
     fixed @ 13.25%                                                205,016             244,389
                                                             ------------------ ------------------

                         Total                                 $ 2,968,016         $   410,136
                                                             ================== ==================

In September 2007, the Company borrowed $2,100,000 in the aggregate from a group of individuals to provide interim bridge-financing of operations until a larger, more permanent financing the Company endeavored to undertake was consummated and to pay fees and expenses in connection with the larger financing. Additionally, terms of the $25,000 note payable outstanding as of May 31, 2007 were modified to correspond to the terms of the $2,100,000 bridge-financing. Additional borrowings with similar terms were transacted in November 2007 in the amount of $275,000 and in February 2008 for $100,000. Such borrowings totaling $2,500,000 are referred to as the "first round" bridge-financing.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional borrowings in the amount of $75,000 and $60,000 were transacted in April and May 2008, respectively, in conjunction with additional bridge-financing (referred to as "second round" bridge-financing in the aggregate amount of $1,000,000) that was finalized subsequent to May 31, 2008. Terms of the bridge-financing arrangements were amended (first round) and structured (second round) to provide similar terms and conditions.

The terms of the bridge-financing arrangement, as revised, provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and if such a qualified equity offering is not consummated by September 10, 2008, accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the aggregate amount of $169,028 ($224,515 based on the full $3.5 million bridge-financing) commencing in December 2008. The interest rates on such notes are fixed at 10.00%.

In accordance with the terms of the first round bridge-financing, on March 10, 2008, the holders of such notes were paid accrued interest-to-date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes receive 2.00% of the Company's common shares. Upon retirement of the notes upon consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the noteholder's pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

In the event that a qualified financing is not completed by September 10, 2008, then the Company shall issue a total of 2.108% (2.80% based on the full $3.5 million bridge-financing) of the Company's outstanding common shares at such date and shall issue a total of 2.108% (2.80% based on the full $3.5 million

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bridge-financing) of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes.

Scheduled maturities and principal payments for each of the next six years are as follows:

                                                                2008
                                                          ------------------

           Fiscal year 2008-2009 (including demand notes)      $   385,321
           Fiscal year 2009-2010                                   501,382
           Fiscal year 2010-2011                                   555,411
           Fiscal year 2011-2012                                   594,876
           Fiscal year 2012-2013                                   605,238
           Fiscal year 2013-2014                                   325,788
                                                          -------------------

                                              Total            $ 2,968,016
                                                          ==================

NOTE I - OTHER LIABILITIES

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The Company's accrued liability, including estimates for penalties and interest, approximated $517,600 of which $500,625 was recorded as of May 31, 2007. In September, 2007, the Company entered into negotiations for the repayment and settlement of this obligation with the Internal Revenue Service. In conjunction with such negotiations, the Company made payments of approximately $402,130 towards the tax and interest due and requested abatement of all penalties relating to this matter. In February 2008, the Company received notification from the Internal Revenue Service granting its request for abatement of penalty with respect to this matter. Accordingly, the Company recognized a gain of $115,470 upon final settlement of this matter.


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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of May 31, 2008, the Company has issued an additional 1,880 shares of Series A Preferred Stock in exchange for cash investments in the amount of $1,880,000, of which 803 shares were issued in fiscal 2008 and 318 shares in fiscal 2007. As of May 31, 2008 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $124,638 through March 31, 2008.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,890.599 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock, and pari passu with the Company's Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and nonassessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. As of May 31, 2008, the Company has issued an additional 810 shares of Series B Preferred Stock and 810,000 shares of the Company's common stock as additional consideration, in exchange for cash investments in the amount of $810,000; of which 25 shares of Series B Preferred Stock and 25,000 shares of the Company's common stock were issued in fiscal 2008 and 560 shares of Series B Preferred Stock and 560,000 shares of the Company's common stock were issued in fiscal 2007. Additionally the .Company has redeemed
58.659 shares at a redemption price of $62,477. As of May 31, 2008 the Company has chosen to defer payment of dividends on the Series B Preferred Stock with such accrued and unpaid dividends amounting to $1,826,246 through March 31, 2008.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - STOCK WARRANTS

At May 31, 2008, the Company had issued and outstanding warrants to purchase 15,071,564 shares of common stock.

On December 30, 2005, the Company issued warrants to purchase 45,402,996 shares of common stock in connection with the Series A and B Preferred Stock private placements of which 13,071,564 remain outstanding. The exercise price of the warrants is one-tenth of one cent ($.001) per share. The warrants expire on December 30, 2010. The warrants were valued using the Black-Scholes pricing model. The warrants issued in connection with the Series A Preferred Stock were valued at $.08 per share or $83,043. The warrants issued in connection with the Series B Preferred Stock were valued at $.01 per share or $449,972.

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

On October 12, 2005, the board of directors approved a severance arrangement for a long-time employee of the Company terminated by reason of disability. The arrangement included an award of 1,000,000 options to acquire common shares at an exercise price of four cents ($.04) per share. The estimated value of the options awarded was approximately $13,500. The term of the options is five years and expires in October 2010.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 25, 2006, the compensation committee of the board of directors awarded 23,400,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share, of which 5,500,000 shares vested immediately and the remaining 17,900,000 options vesting over the next four years ending in May 2010. The term of the options is five years and expires in May 2011.

On December 28, 2006, the compensation committee of the board of directors awarded 2,100,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 450,000 shares vested immediately and the remaining 1,650,000 options vesting over the next three years ending in December 2009. The term of the options is five years and expires in December 2011.

The following table summarizes option activity under the Plan for the fiscal year ended May 31, 2008.

                                           2008
                                                     Number         Weighted-Avg.
                               Weighted-Avg.       Of Shares         Remaining      Aggregate
                                 Exercise            Under              Life        Intrinsic
                                   Price             Option           (Years)         Value
                               -------------- ----------------     -------------  ------------
Balance at June 1, 2007        $  .06649         26,500,000
Options granted                       -                   -
Options exercised                     -                   -
Options canceled/expired              -                   -
                               -------------- ----------------
Balance, May 31, 2008          $  .06649         26,500,000
                               ============== ================

Exercisable at May 31, 2008    $  .06633         17,583,334             2.99       $     -
                               ============== ================
Expected to vest               $  .06680          8,916,666             3.05       $     -
                               ============== ================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes activity and pricing information for the non-vested shares under the Plan for the year ended May 31, 2008.

                                                      2008

                                         Weighted-Avg.         Number
                                          Grant Date             Of
                                          Fair Value         Non-vested
                                                               Shares
                                       ------------------ ----------------

       Balance at June 1, 2007             $ .01798           14,583,333
       Options granted                            -                    -
       Options vested                        .01789          ( 5,666,667)
       Options canceled/expired                   -                    -
                                       ------------------ ----------------

       Balance at May 31, 2008             $ .01804            8,916,666
                                       ================== ================


The weighted-average grant-date fair value of options was $.00993 cents for options granted during fiscal 2007. No options were granted in fiscal 2008. There were no options exercised in fiscal 2008 or 2007. The total fair value of shares vested amounted to approximately $101,000 and $99,000 in fiscal 2008 and 2007 respectively.

Stock-based compensation expense attributable to such awards amounted to approximately $99,000 and $206,700 in fiscal years ended May 31, 2008 and 2007 respectively. Unrecognized compensation expense related to non-vested awards at May 31, 2008 was approximately $55,500 and is expected to be recognized over the next two years.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - INCOME TAXES

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statement. Such differences include the income recognition of a portion of the unearned premium reserve, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2008, the Company had operating loss carryforwards of approximately $14.4 million. These carryforwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carryforwards are substantially limited.

The Company has fully reserved the $4.9 million tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

NOTE N-STOCKHOLDERS EQUITY

In fiscal 2008, the Company has issued 25,000 of the Company's common stock as additional consideration in connection with the sale of 25 shares of Series B Preferred Stock, in exchange for a cash investment in the amount of $25,000. The shares were valued at approximately $.0196 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $490.

In fiscal 2008, the Company issued 270,000 shares of the Company's common stock as additional consideration in connection with short-term and demand borrowing arrangements totaling $145,000. The shares were valued at approximately $.0171 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $4,610.

In fiscal 2008, the Company issued 8,266,437 shares of the Company's common stock in connection with the first round of bridge-financing arrangements (see Note H) totaling $2,500,000. The shares were valued at approximately $.0263 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $217,314.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2008, the Company issued 198,867 shares of the Company's common stock in connection with the second round of bridge-financing arrangements (see Note
H) totaling $60,000. The shares were valued at approximately $.0115 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $2,280.

In fiscal 2007, the Company has issued an additional 560,000 of the Company's common stock as additional consideration in connection with the sale of 560 shares of Series B Preferred Stock, in exchange for cash investments in the amount of $560,000. The shares were valued at approximately $.0317 per share based on the average quoted closing price of the Company's stock for the 20- day period proceeding the date of the transaction and totaled $17,742.

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

Statutory surplus as of May 31, 2008 and 2007 and net income for the Company's insurance subsidiary the calendar year ended December 31, 2007 and 2006 and five-month periods ended May 31, 2008 and 2007 are as follows:

            Statutory Surplus        May 31, 2008                   $ 4,564,352
            Statutory Surplus        May 31, 2007                     3,556,077

            Net Income               Calendar year 2007                  54,173
            Net Income (loss)        Calendar year 2006                (100,851)

            Net Income               Five-month period 2008             108,957
            Net Income (loss)        Five-month period 2007              (9,301)

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statutory surplus exceeds the minimum capital requirements provided by West Virginia state law of $2.0 million.

Under the Consent Order issued by the Commissioner of the State of West Virginia for the acquisition of the insurance subsidiary by the Company, no dividends can be declared or paid from the insurance subsidiary without the prior written approval of the Insurance Commissioner.


NOTE P - COMMITMENTS

ACQUISITION COMMITMENTS AND MATERIAL AGREEMENTS
-----------------------------------------------
On December 3, 2007, the Company entered into an agreement (the "December 3 Agreement) with National Indemnity Company ("National Indemnity") to purchase all of the outstanding shares of Unione Italiana Insurance Company of America ("Unione") for a purchase price of $2.75 million plus the surplus of Unione on the date of the closing. Unione is a New York Corporation with insurance licenses in 26 states. Prior to closing, National Indemnity will enter into a reinsurance agreement with Unione under which National Indemnity will reinsure all liabilities of Unione under contracts of insurance and reinsurance arising prior to closing. Among other conditions, closing is subject to applicable regulatory approvals, including approval by the New York Superintendent of IInsurance. Either party may terminate the December 3 Agreement if the closing does not take place on or prior to June 30, 2008. The Company has made a nonrefundable deposit (except for failure by National Indemnity or Unione to meet certain required conditions for closing) to National Indemnity in the amount of $75,000 which amount will be applied towards the purchase price at closing.

By Agreement dated December 5, 2007 (the "Engagement Agreement"), the Company engaged an investment bank (the "Bank") to act as placement agent/financial advisor with respect to certain equity financing matters. The agreement provided for a retainer of $250,000 and fees equal to 7% of the gross proceeds raised, against which the retainer will be credited, as well as reimbursement for expenses. The agreement was terminated with an effective date of June 9, 2008 (see Subsequent Event Note U).

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 8, 2008, the Company entered into an agreement (the "Merger Agreement") with Reclamation Surety Holding Company, Inc. ("RSH") to acquire by merger (the "Merger") all of the business and assets of RSH, including the stock of RSH's subsidiaries, Cumberland Surety, Inc. ("Cumberland") and NewBridge Services, Inc. ("NewBridge") for a purchase price of $3,400,000, less certain indebtedness of RSH (the "Merger Consideration"). The Merger Consideration is payable in stock of the Company or, at the election of certain non-employee shareholders, cash. Currently, NewBridge performs certain surety underwriting services for the Company's subsidiary, First Surety Corporation. Among other conditions, closing is subject to, and will take place following, the closing by the Company of an equity financing. Either party may terminate the Merger Agreement if the closing does not take place on or prior to June 30, 2008 (extended to October 31, 2008--see Subsequent Event Note U). Upon execution of the Merger Agreement, the Company made a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, which amount will be applied toward the Merger Consideration at closing.

By agreement dated April 15, 2008, the Company engaged a financial advisor to act on behalf of the Company in connection with a transaction with a strategic partner. The financial advisor will be entitled to a fee of $250,000 upon the successful completion of a transaction that meets the Company's requirements within the one year engagement period.

LEASE COMMITMENTS
-----------------
The Company leases certain office equipment with combined monthly payments of approximately $840 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $3,965 each month.

The Company leases an apartment for corporate use that has a remaining term of 18 months at a monthly rate of $545.00 plus electric utilities.

The Company holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $170 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

Rental expense for these lease commitments totaled approximately $65,650 and $62,250 during 2008 and 2007.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2008 are:

          Fiscal year 2008-2009         $ 16,270
          Fiscal year 2009-2010           11,839
          Fiscal year 2010-2011            6,944
          Fiscal year 2011-2012            6,944
                                      -----------
                          Total         $ 41,997
                                      ===========


NOTE Q - FINANCIAL INSTRUMENTS

FAIR VALUE
----------
The following methods and assumptions were used to estimate fair market value of each class of financial instruments for which it is practicable to estimate that value:

INVESTMENT SECURITIES
---------------------
Fair values for investment securities (U.S. Government, government agencies, government agency mortgage-backed securities, state and municipal securities, and equity securities) held for investment purposes (available-for-sale and held-to-maturity) are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

OTHER FINANCIAL INSTRUMENTS
---------------------------
The  carrying  amount  of cash,  short-term  investments,  receivables,  prepaid expenses, short-term and demand notes payable, accounts payable, accrued expenses and other liabilities approximate fair value because of the immediate or relatively short-term maturity of these financial instruments. Fair value of term notes payable, including notes payable under the bridge-financing arrangement, were deemed to approximate their carrying value based on the Company's incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying values and fair values of the Company's financial instruments at May 31, 2008 and 2007 are as follows:

                                                                    2008                                 2007
                                                     ------------------------------------------------------------------------
                                                         Carrying            Fair             Carrying            Fair
                                                          Amount             Value             Amount            Value
                                                     ----------------- ------------------ ----------------- -----------------
ASSETS
Bonds available for sale                             $   105,866         $   105,866        $         -       $         -
Bonds held to maturity                                         -                   -          2,316,875         2,308,003
Mortgage-backed securities held to maturity            3,826,688           3,800,909          1,369,411         1,367,365
Cash and short-term investments                        1,224,696           1,224,696            361,027           361,027
Premiums and other receivables                            67,245              67,245             73,962            73,962
Equity securities (included in other assets)              24,829              24,829                  -                 -

LIABILITIES
Notes payable                                          2,968,016           2,968,016            410,136           410,136
Accounts payable and advance premiums                    315,577             315,577            472,929           472,929
Accrued expenses and other liabilities                   499,924             499,924          1,075,811         1,075,811



NOTE R - OTHER RISKS, UNCERTAINTIES AND CONCENTRATIONS

CONCENTRATION OF CREDIT RISK
----------------------------
Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial
Instruments with Concentrations of Credit Risk", requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

As of  May  31,  2008  the  Company's  investment  securities  of  approximately
$5,109,000 are solely comprised of mortgage-backed securities and defeased municipal bonds that are guaranteed by U.S government agencies, certificates of deposit fully insured by the Federal Deposit Insurance Corporation and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company transacts the majority of its business with four financial institutions, two for commercial banking services and the others for brokerage and custodial services. Periodically, the amount on deposit in financial institutions providing commercial banking services exceeds the $100,000 federally insured limit. Management believes these financial institutions are financially sound. With respect to the financial institutions providing brokerage and custodial services, amounts on deposit are invested in money market funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities.

Management believes that substantially all receivables are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

CONCENTRATION IN PRODUCTS, MARKETS AND CUSTOMERS
------------------------------------------------
The Company's insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 58% and 50% of the Company's fiscal 2008 and 2007 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 48% and 42% of the Company's fiscal 2008 and 2007 revenues, respectively, as follows:

                                               2008                          2007
                                ------------------------------------------------------------------

                                                      Investment                    Investment
                                     Surety            Advisory       Surety         Advisory
                                     Premium             Fees        Premium           Fees
                                ------------------ ------------- --------------- -----------------
Customer group # 1              $   270,000        $   80,000    $   263,000     $    80,000
Customer group # 2                   96,000            11,000              -               -
                                ------------------ ------------- --------------- -----------------
                         TOTAL      366,000            91,000        263,000          80,000
                                ================== ============= =============== =================

NOTE S - SEGMENT REPORTING

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      YEAR ENDED
INDUSTRY SEGMENT                           MAY 31, 2008        MAY 31, 2007
----------------                         ------------------- -----------------
REVENUES:
 Investment advisory                        $    263,250       $    275,328
 Surety insurance                                694,336            548,011
 Corporate                                         9,693              1,176
                                         ------------------- -----------------
 Total revenues                             $    967,279       $    824,515
                                         =================== =================

OPERATING INCOME (LOSS):
 Investment advisory                        $   (200,009)      $   (372,839)
 Surety insurance                                 92,368             93,759
 Corporate                                    (1,753,984)        (1,049,186)
                                         ------------------- -----------------
 Total operating income (loss)              $ (1,861,625)      $ (1,328,266)
                                         =================== =================

IDENTIFIABLE ASSETS:
 Investment advisory                        $     69,112       $     45,555
 Surety insurance                              5,420,727          4,298,295
 Corporate                                       287,927             26,219
                                         ------------------- -----------------
 Total assets                               $  5,777,766       $  4,370,069
                                         =================== =================

CAPITAL ACQUISITIONS:
 Investment advisory                        $          -       $          -
 Surety insurance                                 13,093                  -
 Corporate                                         1,510              6,007
                                         ------------------- -----------------
 Total capital acquisitions                 $     14,603       $      6,007
                                         =================== =================

DEPRECIATION CHARGED TO
IDENTIFIABLE ASSETS:
 Investment advisory                        $         45       $      4,800
 Surety insurance                                  3,311              3,310
 Corporate                                         5,023              4,309
                                         ------------------- -----------------
 Total Depreciation                         $      8,379       $     12,419
                                         =================== =================

INTEREST EXPENSE:
 Investment advisory                        $     13,892       $     91,487
 Surety insurance                                      -              4,362
 Corporate                                       465,403             57,171
                                         ------------------- -----------------
 Total interest expense                     $    479,295       $    153,020
                                         =================== =================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - RELATED PARTY TRANSACTIONS

BORROWING AND OTHER TRANSACTIONS OF LARGEST SHAREHOLDER AND CEO
---------------------------------------------------------------
For the past several years the Company's operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations together with the loans by Mr. Jacobs to the Company, "back-to-back loans") with interest rates ranging from 6.75% to 12%.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2008, advances to the Company from Mr. Jacobs amounted to $132,200 and repayments to Mr. Jacobs amounted to $146,962. As of May 31, 2008, the balance due Mr. Jacobs was $1,000.

NOTE U - EVENTS SUBSEQUENT TO MAY 31, 2008

Subsequent to May 31, 2008, the Company finalized its "second round" of bridge-financing to provide interim financing of operations until a larger, more permanent financing that the Company has endeavored to undertake is consummated and to pay fees and expenses in connection with the larger financing. In total, additional borrowings under such bridge-financing arrangement aggregated $865,000, with 3,115,581 shares of the Company's common stock being issued in connection with said borrowings, bringing total borrowings under the bridge-financing arrangements (first and second round combined) to $3,500,000. Terms of the bridge-financing arrangement are set forth in Note H to the financial statements.

Additionally, advances to the Company from its largest shareholder and CEO amounting to $28,000, with repayments totaling $29,000.

Effective June 9, 2008, the Company terminated its engagement agreement of December 5, 2007 with an investment bank to act as placement agent/financial advisor with respect to certain equity financing matters.

On June 24, 2008, the Company amended its Merger Agreement with Reclamation Surety Holding Company, Inc. to extend the date for closing until October 31, 2008 at which time either party may terminate the Merger Agreement. All other terms and conditions of the Merger Agreement remained unchanged.

On June 30, 2008, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock and Series B Preferred stock with such accumulated accrued and unpaid dividends amounting to $147,991 and $2,053,992 as of June 30, 2008.

In July 2008, First Surety Corporation (FSC), a wholly-owned subsidiary of the Company, filed its application with the Insurance Commissioner of Ohio to reactivate its insurance license in Ohio and to obtain authority to issue surety bonds in that state. On August 5, 2008, FSC received approval to write the surety line of business in Ohio from the Ohio Department of Insurance.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 20, 2008, the Company entered into a definitive Stock Purchase Agreement (the "Purchase Agreement") with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire 100% of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). Unione is a New York domiciled insurer licensed in 24 states and has license applications pending with the Commonwealth of Kentucky and with the Financial Management Service of the United States Department of Treasury. The purchase price for the acquisition of Unione (the "Transaction") is equal to the sum of (i) $2,750,000 plus (ii) an amount in cash equal to Unione's New York statutory policyholders' surplus as of the closing date of the Transaction less (iii) $75,000 (which amount is equal to a good faith deposit previously provided to NICO. The Company's acquisition of Unione, when coupled with a reinsurance agreement with NICO that is to be executed simultaneously with closing, will consist of the purchase of marketable investments and insurance licenses and will not include any existing policies or customer base as the insurance lines of business offered by Unione are not insurance lines that the Company intends to pursue. The Transaction remains contingent upon necessary regulatory approvals and the Company's obtaining necessary financing.

                                                 JACOBS FINANCIAL GROUP, INC.
                                                       AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF INVESTMENTS-
 OTHER THAN INVESTMENTS IN RELATED PARTIES                                                                    SCHEDULE I
----------------------------------------------------------------------------------------------------------------------------




                                                                                                                    AMOUNT
                                                                                                                   AT WHICH
 AT MAY 31, 2008                                                                                                 SHOWN IN THE
                                                                             COST*              VALUE            BALANCE SHEET
                                                                        --------------      --------------      ---------------

 Fixed maturities:
  Bonds:
    United States Government and government agencies and authorities    $           -       $           -       $            -
    States, municipalities, and political subdivisions                         98,774             105,866              105,866
                                                                        --------------      --------------      ---------------
    Total fixed maturities                                                     98,774             105,866              105,866

 Equity securities:
                                                                                    -                   -                    -
                                                                        --------------      --------------      ---------------
    Total equity securities                                                         -                   -                    -


 Mortgage-backed securities guaranteed by U.S. government agency            3,826,688           3,800,909            3,826,688

 Short-term investments, at cost (approximates market value)                1,176,056           1,176,056            1,176,056
                                                                        --------------      --------------      ---------------

    Total investments                                                   $   5,101,518       $   5,082,831       $    5,108,610
                                                                        ==============      ==============      ===============


 * Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accrual of discounts

                                         JACOBS FINANCIAL GROUP, INC.
                                               AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                   SCHEDULE II
------------------------------------------------------------------------------------------------------------

BALANCE SHEETS - PARENT COMPANY ONLY
                                                                                   MAY 31, 2008  MAY 31, 2007
                                                                                   ------------- ------------
 ASSETS:
  Cash                                                                             $     12,385  $    12,378
  Accounts receivable from affiliates                                                     2,740        2,656
  Prepaid expense and other assets                                                      264,816        1,656
  Furniture and equipment, net                                                            7,987       12,184
  Investment in subsidiaries, equity method                                           3,807,434    2,995,605
  Due from affiliates, net                                                              772,966      113,589
                                                                                   ------------- ------------

        Total assets                                                               $  4,868,328  $ 3,138,068
                                                                                   ============= ============

 LIABILITIES:
  Accounts payable                                                                     $ 15,956     $ 83,121
  Accrued expenses and professional fees                                                334,159      462,640
  Notes payable                                                                       2,968,017      410,136
  Other liabilities                                                                      86,289       25,950
                                                                                   ------------- ------------

        Total liabilities                                                             3,404,421      981,847

 MANDATORILY REDEEMABLE PREFERRED STOCK                                              12,245,799    9,946,972

 STOCKHOLDERS EQUITY:
  Common stock                                                                           16,609       15,700
  Additional paid in capital                                                          2,423,537    2,082,647
  Accumulated deficit                                                               (13,222,038)  (9,889,098)
                                                                                   ------------- ------------

        Total stockholders equity (deficit)                                         (10,781,892)  (7,790,751)
                                                                                   ------------- ------------

        Total liabilities and stockholders equity                                  $  4,868,328  $ 3,138,068
                                                                                   ============= ============

STATEMENTS OF INCOME - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                        2008         2007
                                                                                   ------------- ------------
 REVENUES
  Equity in undistributed net income (loss) of consolidated subsidiaries           $      7,829  $  (279,080)
  Tax benefit to parent from subsidiary attributable to utilization of net
   operating loss carryforwards                                                          47,000            -
  Interest income                                                                         9,693            -
                                                                                   ------------- ------------

        Total revenues                                                                   64,522     (279,080)

 EXPENSES:
  General and administrative                                                          1,455,721      987,734
  Interest                                                                              465,403       57,143
  Depreciation                                                                            5,023        4,309
                                                                                   ------------- ------------

        Total expenses                                                                1,926,147    1,049,186
                                                                                   ------------- ------------

        Net income (loss)                                                            (1,861,625)  (1,328,266)

 Accretion of mandatorily redeemable convertible preferred stock,
  including accrued dividends                                                        (1,471,317)  (1,333,165)
                                                                                   ------------- ------------

        Net income (loss) attributable to common stockholders                      $ (3,332,942) $(2,661,431)
                                                                                   ============= ============

                                         JACOBS FINANCIAL GROUP, INC.
                                               AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                   SCHEDULE II
------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                       2008         2007
                                                                                   ------------- ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $(1,861,625) $(1,328,266)

 Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Equity in undistributed net loss of consolidated subsidiaries                         (7,829)     279,080
  Stock option compensation expense                                                     98,972      206,682
  Stock issued in connection with financing arrangements                               242,003            -
  Depreciation                                                                           5,023        4,309
  Loss on disposal of equipment                                                            684            -
  Change in other assets, accounts payable and accrued expense, net                   (398,549)     261,850
                                                                                   ------------- ------------

        TOTAL CASH USED IN OPERATIONS                                               (1,921,321)    (576,345)


 CASH FLOWS FROM INVESTING ACTIVITIES:

  Contributions to insurance company subsidiary                                       (804,000)    (191,000)
  Funds provided to affiliates for operations                                         (659,377)    (209,655)
  Purchase of furniture and equipment                                                   (1,510)      (6,007)
                                                                                   ------------- ------------

        TOTAL CASH USED IN INVESTING ACTIVITIES                                     (1,464,887)    (406,662)

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of mandatorily redeemable preferred stock                     828,000      878,000
  Proceeds from exercise of stock warrants                                                 335        1,500
  Redemption of mandatorily redeemable preferred stock                                       -      (62,477)
  Proceeds from borrowings                                                           2,842,000      375,000
  Repayment of borrowings                                                             (269,357)    (138,859)
  Proceeds from short-term borrowings from related party                               132,200       79,616
  Repayment of short-term borrowings to related party                                 (146,963)    (137,395)
                                                                                   ------------- ------------

        TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                                  3,386,215      995,385
                                                                                    ------------- ------------

        CHANGE IN CASH                                                                       7       12,378

 Cash at beginning of year                                                              12,378            -
                                                                                   ------------- ------------

 Cash at end of year                                                               $    12,385   $   12,378
                                                                                   ============= ============

                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTARY INSURANCE INFORMATION
 AS OF MAY 31, 2008 AND 2007 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE III
------------------------------------------------------------------------------------------------------------------------------------



                            RESERVE FOR
                               LOSSES                 OTHER                                     AMORTIZATION
                                AND                  POLICY                           CLAIMS        OF
                DEFERRED   LOSS EXPENSES,              AND                          LOSSES AND    DEFERRED
                POLICY        FUTURE                CONTRACT                NET     SETTLEMENT     POLICY        OTHER       NET
              ACQUISITION     POLICY      UNEARNED   CLAIMS    PREMIUM   INVESTMENT   EXPENSES   ACQUISITION    OPERATING  PREMIUMS
    SEGMENT      COSTS        CLAIMS      PREMIUMS  PAYABLE    REVENUE    INCOME     INCURRED      COSTS        EXPENSES    WRITTEN
------------- -----------  -------------  --------- --------   --------  ----------  ----------  -----------    ---------  ---------

2008
 Surety        $75,940        $246,651    $277,208     $ -     $453,478   $225,461    $135,867     $126,386         $ -     $586,498


------------------------------------------------------------------------------------------------------------------------------------

2007

 Surety        $52,365        $110,784    $271,222     $ -     $314,067   $189,956     $98,873     $108,065         $ -     $264,639

                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 AS OF MAY 31, 2008 AND 2007 FOR THE YEARS THEN ENDED                                                                   SCHEDULE VI
------------------------------------------------------------------------------------------------------------------------------------



    COLUMN A     COLUMN B    COLUMN C    COLUMN D   COLUMN E   COLUMN F  COLUMN G     COLUMN H        COLUMN I     COLUMN J COLUMN K

                            RESERVE FOR
                              LOSSES                                                 CLAIMS, LOSSES
                               AND       DISCOUNT                                    AND SETTELMENT  AMORTIZATION    PAID
                               LOSS        IF ANY,                                      EXPENSES          OF        CLAIMS
                 DEFERRED    EXPENSES,   DEDUCTED                                   INCURRED RELATED   DEFERRED   AND CLAIMS
  AFFILIATION     POLICY      FUTURE        IN                              NET            TO           POLICY      ADJUST-    NET
     WITH       ACQUISITION   POLICY      COLUMN    UNEARNED   PREMIUM  INVESTMENT  CURRENT   PRIOR  ACQUISITION     MENT   PREMIUMS
   REGISTRANT     COSTS       CLAIMS        C       PREMIUMS   REVENUE    INCOME      YEAR    YEARS     COSTS      EXPENSES  WRITTEN
--------------- -----------  ----------  --------   --------   -------  ----------  -------   -----  -----------  ---------- -------

2008

 Consolidated
 property-
 casualty
 entities        $75,940     $246,651      $ -      $277,208  $453,478   $225,461   $135,867   $ -     $126,386       $ -   $586,498


------------------------------------------------------------------------------------------------------------------------------------

2007

 Consolidated
 property-
 casualty
 entities        $52,365     $110,784      $ -      $271,222  $314,067   $189,956    $98,873   $ -     $108,065       $ -   $264,639


(b) The following exhibits are filed as a part of this Annual Report.

EXHIBITS
2.1   Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., FSI Acquisition Corp. and FS
      Investments, Inc. (1)
2.2   Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., J&C Acquisition Corp. and
      Jacobs & Company (1)
2.3   Agreement and Plan of Merger dated as of  December 8, 2006 by and among NELX, Inc. and Jacobs Financial
      Group, Inc. (2)
3.1   Company's Articles of Incorporation (3)
3.2   Company's By-laws (3)
3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs
      Financial Group (3)
3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs
      Financial Group (3)
4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs
      Financial Group (3)
4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs
      Financial Group (3)
10.1  Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of
      America dated August 20, 2008 (11)
10.2  Engagement Agreement between Friedman, Billings, Ramsey & Co., Inc. and Jacobs Financial Group, Inc. dated
      December 5, 2007 (7) (9)
10.3  Agreement to acquire by merger Reclamation Surety Holding, Inc. (5) (6) (10)
21.1  Subsidiaries of the Registrant
31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the
      Securities Exchange Act of 1934
31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002
32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002
99.1  Form of Subscription Agreement and Promissory Note (4)
99.2  Form of Amended Subscription Agreement and Promissory Note (8)
99.3  Form of Subscription Agreement and Promissory Note (Second Round) (8)
----------------------------
      (1)   Incorporated by reference to the Company's Current Report On Form 8-K dated May 29, 2001.
      (2)   Incorporated by reference to the Company's Definitive Proxy Statement dated November 7, 2005.
      (3)   Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2005.
      (4)   Incorporated by reference to the Company's Current Report on Form 8-K dated September 10, 2007.
      (5)   Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2007.
      (6)   Incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 2008.
      (7)   Incorporated  by reference to the Company's  Quarterly  Report on Form 10-QSB for the quarterly period ended February 29, 2008
      (8)   Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2008
      (9)   Incorporated by reference to the Company's Current Report on Form 8-K dated April 15, 2008
      (10)  Incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 2008
      (11)  Incorporated  by reference  to the  Company's  Current  Report on Form 8-K dated August 20, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 08, 2008                 JACOBS FINANCIAL GROUP, INC.

                                       By:
                                          /s/John M. Jacobs
                                          -----------------------------------
                                          John M. Jacobs
                                          President and CEO
                                          Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: September 08, 2008                       By:/s/John M. Jacobs
                                                -----------------------------
                                                John M. Jacobs
                                                President and CEO
                                                Director

Dated: September 08, 2008                       By: /s/Robert L. Neal
                                                -----------------------------
                                                Robert L. Neal
                                                Chief Financial Officer

Dated: September 08, 2008                       By: /s/Frederick E. Ferguson
                                                -----------------------------
                                                Frederick E. Ferguson
                                                Director

Dated: September 08, 2008                       By: /s/ C. David Thomas
                                                -----------------------------
                                                C. David Thomas
                                                Director