Form 10-Q
period 2008-08-31
JACOBS FINANCIAL GROUP, INC.
filed 2008-10-20
CIK 857501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

Commission file number 0-21210

JACOBS FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0922335
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

300 Summers Street, Suite 970, Charleston, WV 25301
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (304) 343-8171

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  174,077,272 shares of common stock as of October 13, 2008.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are included herein in response to Item 1:

Jacobs Financial Group, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

	August 31, 2008	May 31, 2008
ASSETS

Investments and Cash:

Bonds available for sale, at market value	$715,631	$105,866
(amortized cost - 08/31/08 $712,379; 05/31/08 $98,774)
Bonds held to maturity, at amortized costs	200,000	-
(market value - 08/31/08 $200,260)
Mortgage-back securities held to maturity, at amortized costs	4,553,458	3,826,688
(market value - 08/31/08 $4,508,511; 05/31/08 $3,800,909)
Short-term investments, at cost (approximates market value)	323,484	1,176,056
Cash	65,837	48,640
Total Investments and Cash	5,858,410	5,157,250

Investment income due and accrued	28,563	19,892
Premiums and other accounts receivable	52,394	47,353
Deferred policy acquisition costs	79,096	75,940
Furniture and equipment, net of accumulated depreciation of $124,126 and $120,931, respectively	25,973	29,168
Other assets	210,559	298,163
Intangible assets	150,000	150,000

TOTAL ASSETS	$6,404,995	$5,777,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses	$291,435	$246,651
Reserve for unearned premiums	322,562	277,208
Accrued expenses and professional fees	422,480	412,039
Accounts payable	256,018	315,577
Notes payable	3,787,432	2,968,016
Accrued interest payable	158,125	71,483
Other liabilities	17,379	16,402
Total Liabilities	5,255,431	4,307,376

Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 2,348 and 2,230 shares issued and outstanding at August 31 and May 31, 2008, respectively; stated liquidation value of $1,000 per share	2,454,434	2,308,933
Series B Preferred Stock, $.0001 par value per share; 9,941.341 shares authorized; 9,621.940 shares issued and outstanding at August 31 and May 31, 2008 and 2007; stated liquidation value of $1,000 per share	10,298,664	9,936,866
Total Mandatorily Redeemable Preferred Stock	12,753,098	12,245,799

Commitments and Contingencies (See Notes)

Stockholders' Equity (Deficit)

Common stock, $.0001 par value per share; 490 million shares authorized; 169,206,823 and 166,091,242 shares issued and outstanding at August 31 and May 31, 2008, respectively	16,921	16,609
Additional paid in capital	2,486,000	2,423,537
Accumulated deficit	(14,108,066)	(13,222,038)
Accumulated other comprehensive income (loss)	1,611	6,483
Total Stockholders' Equity (Deficit)	(11,603,534)	(10,775,409)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,404,995	$5,777,766

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Operations (Unaudited)

	Three Months Ended August 31,

	2008	2007

Revenues:

Investment advisory services	$59,529	$66,320
Insurance premiums and commissions	157,506	91,237
Net investment income	68,680	53,839
Total Revenues	285,715	211,396

Expenses:

Incurred policy losses	44,785	25,315
Insurance policy acquisition costs	39,029	25,943
General and administrative	535,939	306,752
Mutual fund costs	41,567	40,332
Depreciation	3,195	2,149
Total Expenses	664,515	400,491

Net Income (Loss) from Operations	(378,800)	(189,095)

Interest expense	(118,778)	(30,992)
Interest income	849	3

Net Income (Loss)	(496,729)	(220,084)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(389,299)	(354,091)

Net Income (Loss) Attributable to Common Stockholders	$(886,028)	$(574,175)

Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share	$(0.01)	$-

Weighted-Average Shares Outstanding	168,666,964	157,025,282

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	August 31

	2008	2007

Comprehensive income (loss):

Net income (loss) attributable to common stockholders	$(886,028)	$(574,175)

Other comprehensive income (loss):

Net unrealized gain (loss) of available-for-sale investments arising during period	(4,872)	-

Comprehensive income (loss) attributable to common stockholders	$(890,900)	$(574,175)

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended August 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(496,729)	$(220,084)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Unearned premium	45,354	(47,673)
Stock option expense	13,491	28,593
Stock issued (or to be issued) in connection with financing arrangements	23,227	2,426
Provision for loss reserves	44,784	25,315
Amortization of premium	8,764	3,390
Depreciation	3,195	2,149
Premium and other receivables	(5,041)	(3,346)
Accretion of discount	(1,278)	(3,035)
Investment income due and accrued	(7,091)	787
Deferred policy acquisition costs	(3,156)	(10,191)
Change in operating assets and liabilities:	-
Other assets	112,629	7,900
Accounts payable and cash overdraft	(59,559)	(54,013)
Accrued expenses and other liabilities	98,060	15,483

Net cash flows from (used in) operating activities	(223,350)	(252,299)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments	852,572	(125,258)
Purchases of securities available for sale	(620,059)	-
Costs of bonds acquired	(200,712)	-
Costs of mortgage-backed securities acquired	(921,795)	-
Repayment of mortgage-backed securities	193,125	68,664

Net cash flows from (used in) investing activities	(696,869)	(56,594)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of Series A preferred stock	118,000	40,000
Proceeds from issuance of Series B preferred stock	-	24,510
Proceeds from the issuance of common stock	-	490
Proceeds from related party debt	28,000	127,200
Repayment of related party debt	(29,000)	(15,763)
Proceeds from borrowings	940,000	150,000
Repayment of borrowings	(119,584)	(15,236)

Net cash flows from financing activities	937,416	311,201

NET INCREASE (DECREASE) IN CASH	17,197	2,308

CASH AT BEGINNING OF PERIOD	48,640	25,298

CASH AT END OF PERIOD	$65,837	$27,606

SUPPLEMENTAL DISCLOSURES

Interest paid	$8,127	$22,507
Income taxes paid	-	-
Non-cash investing and financing transactions:
Additional consideration for issuance of debt	23,227	2,426

See accompanying notes.

Jacobs Financial Group, Inc.
Consolidated Condensed Statement of Mandatorily Redeemable Preferred Stock and Stockholders' Equity (Deficit) (Unaudited)
For the Three Month Period Ended August 31, 2008

					Stockholders' Equity (Deficit)
	Series A		Series B
	Mandatorily Redeemable		Mandatorily Redeemable						Accumulated
			Convertible				Additional		Other
	Preferred Stock		Preferred Stock				Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, May 31, 2008	2,230	$2,308,933	9,621.940	$9,936,866	166,091,242	$16,609	$2,423,537	$(13,222,038)	$6,483	$(10,775,409)

Issuance of Series A and B Preferred Stock and common stock	118	118,000	-	-	-	-	-	-	-	-

Issuance of common stock as additional consideration for financing arrangements	-	-	-	-	3,115,581	312	27,814	-	-	28,126

Accretion of mandatorily redeemable convertible preferred stock	-	4,149	-	134,085	-	-	-	(138,234)	-	(138,234)

Accrued dividends of mandatorily redeemable convertible preferred stock	-	23,352	-	227,713	-	-	-	(251,065)	-	(251,065)

Expense of common shares to be issued in connection with financing arrangements	-	-	-	-	-	-	21,158	-	-	21,158
Common stock option expense	-	-	-	-	-	-	13,491	-	-	13,491
Unrealized net gain on available for sale securities	-	-	-	-	-	-	-	-	(4,872)	(4,872)

Net income (loss), three month period ended August 31, 2008	-	-	-	-	-	-	-	(496,729)	-	(496,729)

Balance, August 31, 2008	2,348	$2,454,434	9,621.940	$10,298,664	169,206,823	$16,921	$2,486,000	$(14,108,066)	$1,611	$(11,603,534)

See acommpanying notes.

Jacobs Financial Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A – Basis of Presentation

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the “Company” or “JFG”).  These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included.  Such adjustments are of a normal recurring nature.  The results of operations for the three month period ended August 31, 2008, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2009.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 8, 2008.

Liquidity and Going Concern

These financial statements are presented on the basis that the Company is a going concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,333,000 and $2,661,000 for the years ended May 31, 2008 and 2007 and has incurred losses of approximately $886,000 for the three month period ended August 31, 2008.  Losses are expected to continue until the Company’s insurance company subsidiary, First Surety Corporation (“FSC”) develops substantial business.  While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC’s assets (See Management’s Discussion and Analysis), the Company’s significant deficiency in working capital and stockholders’ equity raise substantial doubt about the Company’s ability to continue as a going concern.

Expansion of FSC’s business to other states is a key component of fully implementing the Company’s business plan.  Regulatory approval and licensing is required for each state in which FSC seeks to conduct business.  Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC’s status as new entry into this market.

In order to best position the Company to accomplish the larger financing necessary to expand the Company’s business and penetrate new markets, the Company has contracted to accomplish two acquisitions (see Note G—Commitments) that the Company believes would substantially enhance the business and prospects of the Company. Both acquisitions are contingent upon the Company’s obtaining necessary financing.  Additionally, one of the acquisitions (for an insurance company) remains contingent upon necessary regulatory approvals.

During fiscal 2008 and the three-month period ended August 31, 2008, the Company completed two rounds of bridge financing totaling an aggregate of $3,500,000 in order to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing.

Jacobs Financial Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In June 2008, JFG made a capital contribution in the amount of $500,000 (from its bridge-financing proceeds discussed above) to FSC in order to increase its capital and surplus beyond the $5.0 million statutory requirement for surety in the state of Ohio.  In July 2008, FSC filed its application with the Insurance Commissioner of Ohio to reactivate its insurance license in Ohio and to obtain authority to issue surety bonds in that state.  On August 5, 2008, FSC received approval to write the surety line of business in Ohio from the Ohio Department of Insurance.

Recent turmoil in financial markets has severely impacted the Company’s efforts to accomplish a larger permanent financing.  While efforts have not been abandoned and will continue to be pursued, to date, no commitment has been secured, and there remains substantial doubt regarding the Company’s ability to obtain the necessary financing to complete the acquisitions within the current time frames provided in the acquisition agreements.

Given current financial market conditions and the uncertainties as to when stability will return to the financial markets, until permanent financing can be secured, management will strive to reduce and then eliminate operating losses by implementing further measures to control and reduce costs while maintaining and growing the Company’s current revenue base.  Unless permanent financing can be secured, future revenue growth can be expected to be achieved at a slower pace than has been projected by the Company.  Until such time that the Company’s operating costs can be serviced by the Company’s revenue stream, management will continue to seek to raise additional funds for operations through private placements of stock, other long-term or permanent financing, or short-term borrowings.  However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note B – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)”.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice.  This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of the provisions of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployerplan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  The Company does not currently provide any defined benefit postretirement plans, and accordingly, the provisions of SFAS No. 158 have had no material impact on the Company’s results of operations or financial position.

Jacobs Financial Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Such items include recognized financial assets and financial liabilities, firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide these goods or services and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective for fiscal years beginning after November 15, 2007 although early adoption is permitted.  Adoption of SFAS No. 159 has had no material impact on the Company’s results of operations or financial position.

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

Jacobs Financial Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement shall be effective November 16, 2008.  Management does not expect the application of Statement No. 162 to have a material impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This Statement clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  A financial guarantee insurance contract within the scope of this Statement generally insures investment securities in the form of municipal bonds or asset-backed securities.  FASB’s intent in setting the scope of this Statement was to address the narrow issue relating to those contracts for which diversity existed in the accounting for claim losses.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk management activities, which are effective for the first interim period after issuance to the Statement.  Except for those disclosures, earlier application is not permitted.  Management does not expect the application of Statement No. 163 to have a material impact on the Company’s results of operations or financial position.

Jacobs Financial Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note C – Investments

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on August 31, 2008.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. Government agency mortgage-backed securities	$612,327	$-	$3,164	$609,163
State and municipal securities	100,052	6,416	-	106,468
Equity securities[1]	25,438	-	1,640	23,798
	$737,817	$6,416	$4,804	$739,429

1Equity securities consist of an investment in the amount of $25,000 made in the Jacobs & Company Mutual Fund (“the Fund”) by its investment advisor, Jacobs & Company, and is recorded in other assets at market value.  Dividends paid by the Fund at calendar year-end were reinvested.

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity as of August 31, 2008.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S Government agency	$200,000	$260	$-	$200,260
U.S Government agency mortgage-backed securities	4,553,458	16,001	60,948	4,508,511
	$4,753,458	$16,261	$60,948	$4,708,771

Note D – Other Assets

Included in other assets are escrow deposits relating to pending acquisitions and advance deposits for professional fees relating to such acquisitions and certain equity financing matters the Company has endeavored to undertake in fiscal 2008 and 2009.  As of August and May 31, 2008 such balances are comprised of the following:

	August 31, 2008	May 31, 2008
Advance deposits for professional fees	$19,151	$133,498
Escrow deposits for proposed acquisitions	125,000	125,000
Mutual fund investment at market	23,798	24,829
Unamortized loan acquisition costs	28,337	3,060
Prepaid expense and other deposits	14,273	11,776
Total	$210,559	$298,163

Jacobs Financial Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note E – Notes Payable and Advances from Related Party

The Company had the following unsecured notes payable to individuals and a commercial bank as of August 31 and May 31, 2008 respectively:

	August 31, 2008	May 31, 2008
Unsecured demand notes payable to individuals and others; interest rate fixed @ 10.00%	$95,000	$127,000

Unsecured short-term advances from principal shareholder and chief executive officer; interest rate fixed @ 12.00%	-	1,000

Unsecured note(s)payable to individual(s) under a bridge- financing arrangement described below	3,500,000	2,635,000

Unsecured term note payable to commercial bank in the original amount of $250,000 and payable in equal monthly payments of $5,738; interest rate fixed @ 13.25%	192,432	205,016
	$3,787,432	$2,968,016

The terms (as revised in connection with the second round of bridge-financing) of the bridge-financing arrangement provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and if such a qualified equity offering is not consummated by September 10, 2008, accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the aggregate amount of $224,515 commencing in December 2008. The interest rates on such notes are fixed at 10.00%.

In accordance with the terms of the first round bridge-financing of $2.5 million, on March 10, 2008, the holders of such notes were paid accrued interest-to-date and issued 5.00% of the Company’s common shares.  Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company’s common shares (see Note F).  Upon retirement of the notes upon consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the noteholder’s pro rata share of the applicable percentage of the outstanding common stock of the Company as follows:  If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company’s common shares immediately prior to the financing; if the qualified financing is for an mount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company’s common shares (where the numerator is the amount of financing and the denominator is $50 million).

Jacobs Financial Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In the event that a qualified financing is not completed by September 10,  2008, then the Company shall issue a total of 2.80% of the Company’s outstanding common shares at such date and shall issue a total of 2.80% of the Company’s outstanding common shares upon each six-month anniversary date thereof until retirement of the notes.

In the three-month period ended August 31, 2008, the Company borrowed $28,000 from its largest shareholder and CEO and made repayments totaling $29,000.  Proceeds from such borrowings and advances were used to fund on-going operations.

Scheduled maturities and principal payments for each of the next six years ending August 31 are as follows:

2009(including demand notes)	$566,483
2010	665,796
2011	736,960
2012	775,135
2013	824,019
2014	219,039
$3,787,432

Note F-Stockholders Equity

In the three month period ended August 31, 2008, the Company issued 3,115,581 shares of the Company’s common stock in connection with the remaining borrowings of $940,000 under the second round of bridge-financing arrangements (see Note E).  The shares were valued at approximately $.009 per share based on the average quoted closing price of the Company’s stock for the 20-day period proceeding the date of the transaction and totaled $28,126.  Such costs were deferred and are being recognized as interest expense over the term of the bridge-financing arrangement.

Note G – Commitments and Material Agreements

By Agreement dated December 5, 2007 (the “Engagement Agreement”), the Company engaged an investment bank (the “Bank”) to act as placement agent/financial advisor with respect to certain equity financing matters.  The agreement provided for a retainer of $250,000 and fees equal to 7% of the gross proceeds raised, against which the retainer will be credited, as well as reimbursement for expenses.  The agreement was terminated with an effective date of June 9, 2008

On February 8, 2008, the Company entered into an agreement (the “Merger Agreement”) with Reclamation Surety Holding Company, Inc. (“RSH”) to acquire by merger (the “Merger”) all of the business and assets of RSH, including the stock of RSH’s subsidiaries, Cumberland Surety, Inc. (“Cumberland”) and NewBridge Services, Inc. (“NewBridge”) for a purchase price of $3,400,000, less certain indebtedness of RSH (the “Merger Consideration”).  The Merger Consideration is payable in stock of the Company or, at the election of certain non-employee shareholders, cash.  Currently, NewBridge performs certain surety underwriting services for the Company’s subsidiary, First Surety Corporation.  Among other conditions, closing is subject to, and will take place following, the closing by

Jacobs Financial Group, Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

the Company of an equity financing.  Upon execution of the Merger Agreement, the Company made a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, which amount will be applied toward the Merger Consideration at closing.  On June 24, 2008, the Company amended its Merger Agreement with Reclamation Surety Holding Company, Inc. to extend the date for closing until October 31, 2008 at which time either party may terminate the Merger Agreement.  All other terms and conditions of the Merger Agreement remained unchanged.

On August 20, 2008, the Company entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire 100% of the outstanding stock of Unione Italiana Reinsurance Company of America (“Unione”).  Unione is a New York domiciled insurer licensed in 24 states and has license applications pending with the Commonwealth of Kentucky and with the Financial Management Service of the United States Department of Treasury.  The purchase price for the acquisition of Unione (the “Transaction”) is equal to the sum of (i) $2,750,000 plus (ii) an amount in cash equal to Unione’s New York statutory policyholders’ surplus as of the closing date of the Transaction less (iii) $75,000 (which amount is equal to a good faith deposit previously provided to NICO).  The Company’s acquisition of Unione, when coupled with a reinsurance agreement with NICO that is to be executed simultaneously with closing, will consist of the purchase of marketable investments and insurance licenses and will cede to NICO the existing policies and customer base (pursuant to the reinsurance agreement) as the insurance lines of business offered by Unione are not insurance lines that the Company intends to pursue.  The Transaction remains contingent upon necessary regulatory approvals and the Company’s obtaining necessary financing.

Note H – Segment Reporting

The Company has two reportable segments, investment advisory services and surety insurance products and services.  The following table presents revenue and other financial information by industry segment.

	Three-Month Period Ended
Industry Segment	August 31, 2008	August 31, 2007
Revenues:
Investment advisory	$59,529	$66,320
Surety insurance	226,186	145,076
Corporate	849	-
Total revenues	$286,564	$211,396

Net Income (Loss):
Investment advisory	$(54,911)	$(64,105)
Surety insurance	40,053	32,471
Corporate	(481,871)	(188,450)
Total net income (loss)	$(496,729)	$(220,084)

Note I – Subsequent Events

Subsequent to August 31, 2008, the Company obtained borrowings of $251,000 from an individual and its principal shareholder and chief executive officer to fund ongoing operations.  $15,000 was borrowed from an individual under a demand note bearing interest at the rate of 10.00%.  $236,000 was advanced to the Company from its principal shareholder and chief executive officer under a board of directors pre-approved financing arrangement bearing interest at the rate of 12.00%, with $15,000 of the proceeds being used to repay the demand note obligation from the aforementioned individual.

On September 10, 2008, the Company made interest payments to the holders of the bridge-financing notes of approximately $149,490 representing the accrued interest to date on all such notes.  Additionally, on such date, in accordance with the bridge financing arrangement, the Company became obligated to issue in the aggregate 4,870,449 shares of its common stock to the holders of such notes.

On September 30, 2008, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid quarterly dividends amounting to $24,799 and $234,795, respectively. As of September 30, 2008, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $172,790 and $2,288,787, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During fiscal 2008 and the three-month period ended August 31, 2008, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia, arranging for strategic acquisitions to accelerate the progression of the Company’s business plan, and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation (“FSC”), to facilitate entry into other state markets.

Results of Operations for the Three-Month Period Ended August 31, 2008

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended August 31, 2008 of $886,028 as compared with a loss of $574,175 for the corresponding period ended August 31, 2007.

Revenues

Revenues from operations for the three-month period ended August 31, 2008 were $285,715 as compared with $211,396 for the corresponding period ended August 31, 2007.  The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

Quarterly revenues from the Company’s investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $59,529 for the three-month period ended August 31, 2008 as compared with $66,320 for the corresponding period ended August 31, 2007.  As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.   The decrease in revenues is attributable to the decline in size of the Jacobs & Company Mutual Fund that J&C manages as investment advisor as summarized below:

	Three-month Period Ended
	August 31,
	2008	2007

Individually managed accounts	$52,536	$54,142
Mutual fund	6,993	12,178
Total	$59,529	$66,320

Quarterly revenues from the Company’s surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc (“TSA”), were $226,186 for the three-month period ended August 31, 2008 as compared with $145,076 for the corresponding period ended August 31, 2007.  Revenues attributable to premium earned, net investment income and commissions earned are as follows:

	Three-month Period Ended
	August 31,
	2008	2007

Premium earned	$149,309	$84,537
Net investment income	68,680	53,839
Commissions earned	8,197	6,700
Total	$226,186	$145,076

Revenues for this segment of the business are expected to be somewhat more “seasonable” from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period.  Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business.  The increase in premium revenue for the three-month period ended August 31, 2008 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC’s surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions.  The increase in corresponding periods reflects growth in average assets held for investment in FSC’s investment portfolio from approximately $4.07 million for the three-month period ended August 31, 2007 to approximately $5.59 million for the three-month period ended August 31, 2008, offset by a decrease in investment yield from approximately 5.28% for the three-month period ended August 31, 2007 to approximately 4.92% for the three-month period ended August 31, 2008.

Expenses

The Company has experienced no claims for losses as of August 31, 2008.  However, “incurred but not reported” (IBNR) policy losses for the three-month period ended August 31, 2008 and 2007 amounted to $44,785 and $25,315 respectively.  Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC.  Such estimates are based on industry averages adjusted for factors that are unique to the FSC’s underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC’s business.  For each of these periods, IBNR policy losses were approximately 30% of earned premium.

Insurance policy acquisition costs of $39,029 and $25,943 for the three-month periods ended August 31, 2008 and 2007, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned.  Such cost as a percentage of earned premium was approximately 26% and 31% for the periods ended August 31, 2008 and 2007 respectively.  The decline is attributable to the leveling-off of growth in FSC’s West Virginia market (from its start-up in 2006) whereby policy renewal costs are less than costs incurred in the issuance of new policies.

General and administrative expenses for the three-month periods ended August 31, 2008 and 2007 were $535,939 and $306,752 respectively, representing an increase of $229,187, and were comprised of the following:

	Three-month Period Ended August 31,
	2008	2007	Difference

Salaries and related costs	$165,862	$169,186	$(3,324)
General office expense	27,680	25,746	1,934
Legal and other professional fees	252,287	26,857	225,430
Audit, accounting and related services	22,910	22,953	(43)
Travel, meals and entertainment	19,844	10,670	9,174
Other general and administrative	47,356	51,340	(3,984)
Total general and administrative	$535,939	$306,752	$229,187

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $3,300 and are comprised of the following:

	Three-month Period Ended August 31,
	2008	2007	Difference

Salaries and taxes	$151,689	$149,495	$2,194
Commissions	5,307	223	5,084
Stock option expense	13,491	28,593	(15,102)
Fringe benefits	17,017	15,700	1,317
Key-man life insurance	12,224	4,420	7,804
Deferred policy acquisition costs	(33,866)	(29,245)	(4,621)
Total salaries and related costs	$165,862	$169,186	$(3,324)

Increases in salaries and taxes relate to salary increases paid to non-executive employees.  The increase in commissions and deferred policy acquisition costs is attributable to the increase in insurance business written in the three-month period ended August 31, 2008.  The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees.  The increase in fringe benefits is attributable to increased health care costs.  The increase in key-man life insurance is attributable to the increased debt the Company has incurred.

Legal and other professional fees were comprised of the following:

	Three-month Period Ended August 31,
	2008	2007	Difference

General corporate services	$14,163	$3,131	$11,032
Expansion of surety license to other states	35,662	-	35,662
Acquisition and financing related services	202,462	23,726	178,736
Total legal and other professional fees	$252,287	$26,857	$225,430

The increase in general corporate services results primarily from timing differences related to review and assistance provided in connection with the filing of the Company’s annual report with the Securities and Exchange Commission.  In the three-month period ended August 31, 2008, the Company incurred expense of $35,662 relating to the expansion of FSC’s surety license to the State of Ohio and other license expansion related services.  Legal and other professional services related to the Company’s pending acquisitions and on-going efforts to obtain financing necessary to expand the Company’s business and penetrate new markets amounted to $202,462 and $23,726 for the three-month periods ended August 31, 2008 and 2007, respectively.

The increase in travel, meals and entertainment expense for the three-month period ended August 31, 2008 as compared to the corresponding 2007 period related primarily to additional travel incurred in the Company’s ongoing efforts to raise additional capital.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the “Fund”).  While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund’s aggregate annual operating expenses to 2% of the average net assets.  Under this expense limitation agreement, J&C absorbed $41,567 of the Fund’s operating expenses during the three-month period ended August 31, 2008 as compared to $40,332 for corresponding period from the previous year.  As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase.  In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the three-month period ended August 31, 2008, the Fund’s investment advisory fees decreased to $6,993 as compared with $12,178 for the corresponding three-month period ended August 31, 2007 as a result of a decrease in the Fund size.  The Fund’s average assets under management declined from approximately $4.05 million for the three-month period ended August 31, 2007 to approximately $2.33 million for the three-month period ended August 31, 2008.  As of August 31, 2008, assets under management were approximately $2.2 million.

The Fund was initially established by J&C to provide the ability to manage funds for smaller accounts in a more efficient and diversified manner than could be achieved on an individual account basis.  Additionally, the Fund provided an investment vehicle that would fit within the Company’s broader business plan of issuing smaller bonds under its collateralized surety programs.  While the Fund’s lackluster performance has contributed to its gradual decline in size, and the maintenance of the Fund continues to be a significant cost to the Company, it remains a key component in the Company’s broader business plan.  Moreover, if successful in these broader efforts, the opportunity exists to significantly increase the assets under management within the Fund.  Should the Company be successful in increasing the size of the Fund to such a level that the Fund’s operating expense ratio falls below the 2.00% level, the costs absorbed by J&C are currently reimbursable to it for a period of up to three years.  Management continually evaluates the cost/benefit of maintaining the Fund.

Interest Expense

Interest expense for the three-month period ended August 31, 2008 was $118,778 as compared with $30,992 for the corresponding period ended August 31, 2007.  The increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007 to pay professional fees and expenses and provide funds for on-going operations until a larger, more permanent financing could be accomplished.   Components of interest expense are comprised of the following:

	Three-month Period Ended August 31,
	2008	2007	Difference

Interest expense on bridge financing	$83,884	$630	$83,254
Expense of common shares issued or to be issued in connection with bridge financing and other arrangements	24,008	2,426	21,582
Interest expense on demand and term notes	10,365	13,920	(3,555)
Interest expense accrued on debt obligations subsequently settled and recorded as gain on debt extinguishment	-	9,775	(9,775)
Other finance charges	521	4,241	(3,720)
Total interest expense	$118,778	$30,992	$87,786

Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended August 31, 2008 and 2007 are as follows:

	Three-month Period Ended August 31,
	2008	2007	Difference

Accretion of discount	$138,233	$128,848	$9,385
Accrued dividends	251,066	225,243	25,823
Total accretion and dividends	$389,299	$354,091	$35,208

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

Reserve for Losses and Loss Expenses

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience.  FSC has experienced no claims for losses as of August 31, 2008.

FSC is currently licensed to write surety in West Virginia and Ohio and has focused its efforts primarily on coal permit bonds.  Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state jurisdictions, and the surety bonds that are posted to assure that reclamation is accomplished are generally long-term in nature, with mining operations and reclamation work being conducted in unison as the property is being mined.  Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site.

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

Analysis of Liquidity, Capital Resources and Financial Position and Recent Developments and Future Direction of Company

The Company has experienced significant operating losses of approximately $3,333,000 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) and $2,661,000 for the fiscal years ended May 31, 2008 and 2007, respectively and an operating loss of $886,000 for the three-month period ended August 31, 2008.  The Company continues to experience significant deficiencies in cash flow from operations which approximated $223,000 in the three-month period ended August 31, 2008.  Such losses and deficiencies in cash flow have been funded primarily through borrowing arrangements.

Additionally, pursuant to the approval of the transaction to acquire FSC by the Insurance Commissioner of the State of West Virginia, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner.  Of the Company’s investments and cash in the amount of $5,858,410 as of August 31, 2008, $5,822,573 is restricted to FSC.  Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.

Accordingly, because of these restrictions, as of August 31, 2008, a significant deficiency in working capital exists as the Company’s current liabilities exceed its available current assets and the Company has not been able to pay its preferred stock dividend obligation.  The Company’s ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service such obligations.

While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it anticipates that losses and working capital deficiencies will continue until FSC is able to develop a substantial book of business.

Management remains encouraged as to the overall market conditions for the Company’s products and services and the need for additional bonding capacity, by both large and small companies.  Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC’s status as new entry into this market.  Management believes that if FSC’s capital and surplus reserves were significantly more substantial, entry into other states would be less challenging.  As expansion of FSC’s business to other states is a key component to fully implementing the Company’s business plan, management has pursued avenues that would provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed.

In order to best position the Company to accomplish the larger financing necessary to expand the Company’s business and penetrate new markets, the Company has contracted to accomplish two acquisitions (see Note G—Commitments) that the Company believes would substantially enhance the business and prospects of the Company. Both acquisitions are contingent upon the Company’s obtaining necessary financing.  Additionally, one of the acquisitions (for an insurance company) remains contingent upon necessary regulatory approvals.

During fiscal 2008 and the three-month period ended August 31, 2008, the Company completed two rounds of bridge-financing totaling an aggregate of $3,500,000 in order to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing.

In June 2008, JFG made a capital contribution of $500,000 (from its bridge-financing proceeds discussed above) to FSC in order to increase its capital and surplus beyond the $5.0 million statutory requirement for surety in the state of Ohio.  In July 2008, FSC filed its application with the Insurance Commissioner of Ohio to reactivate its insurance license in Ohio and to obtain authority to issue surety bonds in that state.  On August 5, 2008, FSC received approval to write the surety line of business in Ohio from the Ohio Department of Insurance.

Recent turmoil in financial markets has severely impacted the Company’s efforts to accomplish a larger permanent financing.  While efforts have not been abandoned and will continue to be pursued, to date, no commitment has been secured, and there remains substantial doubt regarding the Company’s ability to obtain the necessary financing to complete the acquisitions within the current time frames provided in the acquisition agreements.

Given current financial market conditions and the uncertainties as to when stability will return to the financial markets, until permanent financing can be secured, management will strive to reduce and then eliminate operating losses by implementing further measures to control and reduce costs while maintaining and growing the Company’s current revenue base.  Unless permanent financing can be secured, future revenue growth can be expected to be achieved at a slower pace than has been projected by the Company.  Until such time that the Company’s operating costs can be serviced by the Company’s revenue stream, management will continue to seek to raise additional funds for operations through private placements of stock, other long-term or permanent financing, or short-term borrowings.  However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's exposure to the subprime mortgage risk is minimal due to its investment in mortgage-backed securities having been limited to only those securities backed by the United States government (i.e. Government National Mortgage Association or GNMA securities).  The Company also holds a direct obligation issued by Federal Home Loan Bank (FHLB) and municipal obligations that have been fully defeased through the purchase of Resolution Funding Corporation (“REFCORP”) strips that have been placed in escrow and provide the means for the bond repayment.  REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) to provide funds to the Resolution Trust Corporation (“RTC”) in order to help resolve the Savings and Loan failures.  REFCORP operates as a United States Treasury agency under the direction of the RTC Oversight Board, whose chair is the secretary of the United States Treasury, and its obligations are ultimately backed by the United States government.

While FHLB may have exposure to subprime mortgage risk, and thus provide an indirect exposure to the Company, management does not anticipate any losses at this time.  However, until market conditions stabilize, management is inclined to limit new investments to U. S. Treasury, GNMA securities, certificates of deposit backed by Federal Deposit Insurance Corporation (FDIC) and investment quality money-market funds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As the Registrant qualifies as a small reporting company as defined by §229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of May 31, 2008.  As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2008, control deficiencies were identified that constitute a material weakness in internal control over financial reporting.  Such control deficiencies relate to inadequate segregation of duties, lack of effective board of directors oversight, use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of May 31, 2008, were ineffective.

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness previously identified.  Additionally, management identified steps at both management and the board of directors’ level to increase the effectiveness of review as it relates to the financial reporting process.  Such changes have been partially implemented during the first fiscal quarter of the Company’s 2008-2009 fiscal year.  While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company’s disclosure and control procedures, as of August 31, 2008, were effective.  Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of August 31, 2008, were ineffective.  Other changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of August 31 and May 31, 2008 and the results of its operations and cash flows for the three-month periods ended May 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principals (GAAP).

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

As the Registrant qualifies as a small reporting company as defined by §229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities

In July 2008, 87 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash of $87,000.

In July 2008, 6 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash of $6,000.

In August 2008, 25 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash of $25,000.

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Company’s Articles of Incorporation (1)
3.2	Company’s By-laws (1)
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
10.1	Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2) (4)
10.2	Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated August 20, 2008 (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Subscription Agreement and Promissory Note (Bridge-financing) (3)
(1) Incorporated by reference to the Company’s Current Report on form 8-K dated December 29, 2005.
(2) Incorporated by reference to the Company’s Current Report on form 8-K dated February 8, 2008.
(3) Incorporated by reference to the Company’s Current Report on form 8-K dated June 6, 2008
(4) Incorporated by reference to the Company’s Current Report on form 8-K dated June 24, 2008
(5) Incorporated by reference to the Company’s Current Report on form 8-K dated August 20, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 20, 2008	JACOBS FINANCIAL GROUP, INC.
(Registrant)
By:
/s/John M. Jacobs
John M. Jacobs, President