Form 10-Q
period 2008-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2009-01-20
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
                  --------------------------------------------
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



               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

               Yes[ ]                             No[X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 174,077,272 shares of common stock as of January 13, 2009.


PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                       Page
                                                                   -----------

Consolidated Condensed Balance Sheets                                  F-1
Consolidated Condensed Statements of Operations                        F-2
Consolidated Condensed Statements of Comprehensive Income (Loss)       F-3
Consolidated Condensed Statements of Cash Flows                        F-4
Consolidated Condensed Statement of Mandatorily Redeemable           F-5 and
 Preferred Stock and Stockholders Equity (Deficit)                     F-6
Notes to Consolidated Condensed Financial Statements                   F-7

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                  NOVEMBER 30, 2008       MAY 31, 2008
                                                                                  -----------------     ----------------
ASSETS

INVESTMENTS AND CASH:

Bonds available for sale, at market value                                         $     1,005,705     $       105,866
 (amortized cost - 11/30/08 $1,015,939; 05/31/08 $98,774)
Mortgage-back securities held to maturity, at amortized costs                           4,809,084           3,826,688
 (market value - 11/30/08 $4,732,359; 05/31/08 $3,800,909)
Short-term investments, at cost (approximates market value)                                46,733           1,176,056
Cash                                                                                       67,931              48,640
                                                                                  -----------------     ----------------
                                        TOTAL INVESTMENTS AND CASH                      5,929,453           5,157,250

Investment income due and accrued                                                          27,453              19,892
Premiums and other accounts receivable                                                     60,677              47,353
Deferred policy acquisition costs                                                          65,441              75,940
Furniture and equipment, net of accumulated depreciation of
 $127,427 and $120,931, respectively                                                       28,975              29,168
Other assets                                                                              130,165             298,163
Intangible assets                                                                         150,000             150,000
                                                                                  -----------------     ----------------
                                                        TOTAL ASSETS              $     6,392,164     $     5,777,766
                                                                                  =================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                              $       339,684     $       246,651
Reserve for unearned premiums                                                             254,017             277,208
Accrued expenses and professional fees payable                                            456,981             412,039
Accounts payable                                                                          304,647             315,577
Demand note payable to related party                                                      275,100               1,000
Notes payable                                                                           3,785,077           2,967,016
Accrued interest payable                                                                  102,223              71,483
Other liabilities                                                                          12,747              16,402
                                                                                  -----------------     ----------------
                                                        TOTAL LIABILITIES               5,530,476           4,307,376

SERIES A PREFERRED STOCK, $.0001 par value per share; 1 million shares authorized; 2,404 and 2,230 shares issued and outstanding at November 30 and
May 31, 2008, respectively; stated liquidation value of $1,000 per share                2,539,439           2,308,933

SERIES B PREFERRED  STOCK,  $.0001 par value per share; 9,941.341 shares authorized; 9,621.940 shares issued and outstanding at November 30 and
May 31, 2008; stated liquidation value of $1,000 per share                             10,669,936           9,936,866
                                                                                  -----------------     ----------------
                TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                           13,209,375          12,245,799

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value per share; 490 million shares authorized; 174,077,272 and 166,091,242 shares issued and
outstanding at November 30 and May 31, 2008, respectively                                  17,408              16,609
Additional paid in capital                                                              2,509,675           2,423,537
Accumulated deficit                                                                   (14,857,875)        (13,222,038)
Accumulated other comprehensive income (loss)                                             (16,895)              6,483
                                                                                  -----------------     ----------------
                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (12,347,687)        (10,775,409)
                                                                                  -----------------     ----------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $     6,392,164       $   5,777,766
                                                                                  =================     ================

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    NOVEMBER 30                         NOVEMBER 30
                                                            -----------------------------      ---------------------------

                                                                2008             2007              2008            2007
                                                            ------------     ------------      ------------    -----------
REVENUES:
Investment advisory services                                $   58,032       $   63,297        $  117,561      $  129,617
Insurance premiums and commissions                             161,531           92,372           319,037         183,609
Net investment income                                           73,163           53,221           141,843         107,060
Net realized investment gains (losses)                               -             (551)                -            (551)
                                                            ------------     ------------      ------------    -----------
                                   TOTAL REVENUES              292,726          208,339           578,441         419,735


EXPENSES:

Incurred policy losses                                           48,249           26,664            93,033          51,979
Insurance policy acquisition costs                               39,982           23,158            79,011          49,101
General and administrative                                      402,725          341,846           938,664         648,597
Mutual fund costs                                                31,773           45,178            73,340          85,510
Depreciation                                                      3,300            1,992             6,496           4,141
                                                            ------------     ------------      ------------    -----------
                                   TOTAL EXPENSES               526,029          438,838         1,190,544         839,328
                                                            ------------     ------------      ------------    -----------

                       NET INCOME (LOSS) FROM OPERATIONS       (233,303)        (230,499)         (612,103)       (419,593)

Interest expense                                               (116,231)         (90,719)         (235,009)       (121,711)
Interest income                                                       2            5,816               852           5,818
                                                            ------------     ------------      ------------    -----------

                                 NET INCOME (LOSS)             (349,532)        (315,402)         (846,260)       (535,486)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                   (400,277)        (364,061)         (789,576)       (718,152)
                                                            ------------     ------------      ------------    -----------

   NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS    $  (749,809)     $  (679,463)      $(1,635,836)    $(1,253,638)
                                                            ============     ============      ============    ===========


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                 $         -      $         -       $     (0.01)    $     (0.01)
                                                            ============     ============      ============    ===========


WEIGHTED-AVERAGE SHARES OUTSTANDING                         173,595,579      157,122,836       171,117,806     157,073,792
                                                            ============     ============      ============    ===========






                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 NOVEMBER 30                           NOVEMBER 30
                                                          ----------------------------        -----------------------------

                                                              2008            2007                2008            2007
                                                          -----------      -----------        -------------   -------------
COMPREHENSIVE INCOME (LOSS):

 Net income (loss) attributable to common shareholders    $ (749,809)      $ (679,463)        $ (1,635,836)   $ (1,253,638)

OTHER COMPREHENSIVE INCOME (LOSS):

 Unrealized (depreciation) appreciation of investments       (18,506)           1,261              (23,378)          1,261
                                                          -----------      -----------        -------------   -------------

    COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO           $ (768,315)      $ (678,202)        $ (1,659,214)   $ (1,252,377)
     COMMON STOCKHOLDERS                                  ===========      ===========        =============   =============




























                            See accompanying notes.
                                      F-3

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                            THREE MONTHS ENDED NOVEMBER 30,   SIX MONTHS ENDED NOVEMBER 30,
                                                            -------------------------------   -----------------------------
                                                                  2008           2007             2008          2007
                                                            --------------   --------------   ------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                           $   (349,532)    $   (315,402)    $   (846,260) $   (535,486)

Adjustments  to reconcile  net income  (loss) to net
 cash  provided by (used in) operating activities:
Unearned premium                                                 (68,545)         (57,946)         (23,191)     (105,619)
Stock option expense                                              13,491           28,593           26,982        57,186
Stock issued (or to be issued) in connection with
 financing arrangements                                           10,671           25,761           31,828        28,187
Provision for loss reserves                                       48,249           26,664           93,033        51,979
Amortization of premium                                           10,381            3,561           19,145         6,951
Depreciation                                                       3,300            1,992            6,495         4,141
Premium and other receivables                                     (8,283)             909          (13,324)       (2,437)
Accretion of discount                                             (2,396)          (3,137)          (3,674)       (6,172)
Investment income due and accrued                                    351              557           (6,740)        1,344
Realized (gain) loss on sale of securities                             -              551                -           551
Deferred policy acquisition costs                                 13,655           14,543           10,499         4,352
Change in operating assets and liabilities:
        Other assets                                              75,374         (397,733)         190,072      (389,833)
        Accounts payable                                          48,629          (61,173)         (10,930)     (115,186)
        Accrued expenses and other liabilities                   (26,033)        (510,996)          72,027      (495,513)
                                                            --------------   --------------   ------------  ---------------
    NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES          (230,688)      (1,243,256)        (454,038)   (1,495,555)

CASH FLOWS FROM INVESTING ACTIVITIES

Short-term loan                                                        -          (50,000)               -       (50,000)
(Increase) decrease in short-term investments                    276,751          (80,614)       1,129,323      (205,872)
Costs of bonds acquired                                         (356,101)               -         (556,101)            -
Costs of mortgaged-backed securities acquired                   (456,220)        (320,860)      (1,998,787)     (320,860)
Purchase of equity securities                                          -          (25,000)               -       (25,000)
Redemption of bonds upon call or maturity                        200,000          150,000          200,000       150,000
Sale of securities available for sale                                  -          169,330                -       169,330
Repayment of mortgage-backed securities                          245,909           71,655          439,035       140,319
Purchase of furniture and equipment                              (6,302)                -           (6,302)           -
                                                            --------------   --------------   ------------  ---------------
    NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES          (95,963)          (85,489)        (792,832)     (142,083)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                                278,500                 -          306,500       127,200
Repayment of related party debt                                  (3,400)         (127,200)         (32,400)     (142,963)
Proceeds from borrowings                                         15,000         2,300,000          955,000     2,450,000
Repayment of borrowings                                         (17,355)         (139,649)        (136,939)     (154,885)
Proceeds from issuance of Series A preferred stock               56,000            30,000          174,000        70,000
Proceeds from issuance of Series B preferred stock                    -                 -                -        25,000
Redemption of Series B preferred stock                                -                 -                -             -
Proceeds from issuance of common stock                                -                 -                -             -
Proceeds from exercise of common stock warrants                       -                 -                -             -
                                                            --------------   --------------   ------------  ---------------
   NET CASH FLOWS FROM FINANCING ACTIVITIES                     328,745         2,063,151        1,266,161     2,374,352

NET INCREASE (DECREASE) IN CASH                                   2,094           734,406           19,291       736,714

CASH AT BEGINNING OF PERIOD                                      65,837            27,606           48,640        25,298
                                                            --------------   --------------   ------------  ---------------

CASH AT END OF PERIOD                                       $    67,931      $    762,012     $     67,931  $    762,012
                                                            ==============   ==============   ============  ===============

SUPPLEMENTAL DISCLOSURES

Interest paid                                               $   159,198      $     19,025     $    167,325  $     41,531
Income taxes paid                                                     -                 -                -             -

Non-cash investing and financing transaction:
 Additional consideration paid for issuance of debt              10,671            25,761           31,828        28,187
 Reclassification of bonds held-to-maturity to bonds
 available fOr sale                                                   -           998,280                -       998,280

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2008
                                                                --------------------------------------------------------------------

                                                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                                                --------------------------------------------------------------------
                          SERIES A             SERIES B                                                    ACCUMULATED
                         MANDATORILY          MANDATORILY                                                     OTHER
                         REDEEMABLE           REDEEMABLE                                                     COMPRE-
                                              CONVERTIBLE                           ADDITIONAL               HENSIVE
                       PREFERRED STOCK      PREFERRED STOCK                           PAID-IN    ACCUMULATED  INCOME
                      SHARES     AMOUNT    SHARES      AMOUNT     SHARES     AMOUNT   CAPITAL      DEFICIT    (LOSS)       TOTAL
                      ------  ---------- --------- -----------  ----------- ------- ---------- ------------- --------- -------------
BALANCE,
AUGUST 31, 2008        2,348  $2,454,434 9,621.940 $10,298,664  169,206,823 $16,921 $2,486,000 $(14,108,066)  $ 1,611  $(11,603,534)

Issuance of Series A
and B Preferred Stock
and common stock          56      56,000         -           -            -       -          -            -         -             -

Issuance of common
stock as additional
consideration for
financing arrangements     -           -         -           -    4,870,449     487     40,902            -         -        41,389

Less expense previously
recognized                 -           -         -           -            -       -    (38,958)           -         -       (38,958)

Accretion of
mandatorily redeemable
convertible preferred
stock                      -       4,206         -     136,477            -       -          -     (140,683)        -      (140,683)

Accrued dividends of
mandatorily redeemable
convertible preferred
stock                      -      24,799         -     234,795            -       -          -     (259,594)        -      (259,594)

Expense of common
shares to be issued in
connection with
financing arrangements     -           -         -           -            -       -      8,240            -         -         8,240

Common stock option
expense                    -           -         -           -            -       -     13,491            -         -        13,491

Unrealized net gain on
available for sale
securities                 -           -         -           -            -       -          -            -   (18,506)      (18,506)

Net income (loss),
three month period
ended November 30, 2008    -           -         -           -            -       -          -     (349,532)        -      (349,532)
                       -----  ---------- --------- -----------  ----------- ------- ---------- ------------- --------- -------------
BALANCE,
NOVEMBER 30, 2008      2,404  $2,539,439 9,621.940 $10,669,936  174,077,272 $17,408 $2,509,675 $(14,857,875) $(16,895) $(12,347,687)
                       =====  ========== ========= ===========  =========== ======= ========== ============= ========= =============
                       ---------------------------------------  --------------------------------------------------------------------

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED  STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2008
                                                                --------------------------------------------------------------------

                                                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                                                --------------------------------------------------------------------
                          SERIES A             SERIES B                                                    ACCUMULATED
                         MANDATORILY          MANDATORILY                                                     OTHER
                         REDEEMABLE           REDEEMABLE                                                     COMPRE-
                                              CONVERTIBLE                           ADDITIONAL               HENSIVE
                       PREFERRED STOCK      PREFERRED STOCK                           PAID-IN    ACCUMULATED  INCOME
                      SHARES     AMOUNT    SHARES      AMOUNT     SHARES     AMOUNT   CAPITAL      DEFICIT    (LOSS)       TOTAL
                      ------  ---------- --------- -----------  ----------- ------- ---------- ------------- --------- -------------
BALANCE,
MAY 31, 2008           2,230  $2,308,933 9,621.940 $ 9,936,866  166,091,242 $16,609 $2,423,537 $(13,222,038)  $ 6,483  $(10,775,409)

Issuance of Series A
and B Preferred Stock
and common stock         174     174,000         -           -            -       -          -            -         -             -

Issuance of common
stock as additional
consideration for
financing arrangements     -           -         -           -    7,986,030     799     68,716            -         -        69,515

Less expense previously
recognized                 -           -         -           -            -       -    (38,958)           -         -       (38,958)

Accretion of
mandatorily redeemable
convertible preferred
stock                      -       8,355         -     270,562            -       -          -     (278,917)        -      (278,917)

Accrued dividends of
mandatorily redeemable
convertible preferred
stock                      -       48,151        -     462,508            -       -          -     (510,659)        -      (510,659)

Expense of common
shares to be issued in
connection with
financing arrangements     -           -         -           -            -       -     29,398            -         -        29,398

Common stock option
expense                    -           -         -           -            -       -     26,982            -         -        26,982

Unrealized net gain on
available for sale
securities                 -           -         -           -            -       -          -            -   (23,378)      (23,378)

Net income (loss),
six month period
ended November 30, 2008    -           -         -           -            -       -          -     (846,261)        -      (846,261)
                       -----  ---------- --------- -----------  ----------- ------- ---------- ------------- --------- -------------
BALANCE,
NOVEMBER 30, 2008      2,404  $2,539,439 9,621.940 $10,669,936  174,077,272 $17,408 $2,509,675 $(14,857,875) $(16,895) $(12,347,687)
                       =====  ========== ========= ===========  =========== ======= ========== ============= ========= =============
                       ---------------------------------------  --------------------------------------------------------------------

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2008, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2009. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 8, 2008.

RECLASSIFICATIONS

Notes payable to a related party has been reclassified in the presentation of the Consolidated Condensed Balance Sheet as of May 31, 2008 to be consistent with the presentation in the Consolidated Condensed Balance Sheet as of November 30, 2008. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,333,000 and $2,661,000 for the years ended May 31, 2008 and 2007 and has incurred losses of approximately $750,000 and $1,636,000 for the three and six-month periods ended November 30, 2008. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

Expansion of FSC's business to other states is a key component of fully implementing the Company's business plan. Regulatory approval and licensing is required for each state in which FSC seeks to conduct business. Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves, due to FSC's status as a new entry into this market, and based upon current financial condition of the parent company.

In order to best position the Company to accomplish the larger financing necessary to expand the Company's business and penetrate new markets, the Company contracted to accomplish two acquisitions: Reclamation Surety Holding Company, Inc. ("RSH") and Unione Italiana Reinsurance Company of America ("Unione") (see Note G--Commitments) that the Company believes would substantially enhance the business and prospects of the Company. Both

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

acquisitions are contingent upon the Company's obtaining necessary financing. Additionally, one of the acquisitions (Unione, an insurance company) remains contingent upon necessary regulatory approvals.

During fiscal 2008 and the three month period ended August 31, 2008, the Company completed two rounds of bridge financing totaling an aggregate of $3,500,000 in order to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing. The Company was not able to meet its December 2008 loan amortization payment with respect to this financing and, thus, these obligations are in default (See Note
I).

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

Recent turmoil in financial markets has severely impacted the Company's efforts to accomplish a larger permanent financing. While efforts have not been abandoned and will continue to be pursued, to date, no commitment has been secured, and there remains substantial doubt regarding the Company's ability to obtain the necessary financing to complete the acquisitions of RSH and Unione. Both time frames provided within the acquisition agreements for closing the transactions have expired, but neither agreement has been terminated.

Given current financial market conditions and the uncertainties as to when stability will return to the financial markets, until permanent financing can be secured, management will strive to reduce and then eliminate operating losses by implementing further measures to control and reduce costs while maintaining and growing the Company's current revenue base. Unless permanent financing can be secured, future revenue growth can be expected to be achieved at a slower pace than has been projected by the Company. Until such time that the Company's operating costs can be serviced by the Company's revenue stream, management will continue to seek to raise additional funds for operations through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In September  2006,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  157 "Fair  Value
Measurements" and SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)".

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. SFAS 157 retains the exchange price notion in the definition of fair value and clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 expands disclosures surrounding the use of fair value to measure assets and liabilities and specifically focuses on the sources used to measure fair value. In instances of recurring use of fair value measures using unobservable inputs, SFAS 157 requires separate disclosure of the effect on earnings for the period. For fiscal years beginning after November 15, 2007, companies are required to implement the standard for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In February 2008, the FASB issued Staff Position SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued Staff Position SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate in determining fair value in that market. FSP SFAS 157-3 was effective immediately upon issuance. The adoption of the provisions of SFAS No. 157 did not have a material impact on the Company's results of operations or financial position.

SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company does not currently provide any defined benefit postretirement plans, and accordingly, the provisions of SFAS No. 158 have had no material impact on the Company's results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Such items include recognized financial assets and financial liabilities, firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide these goods or services and host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for fiscal years beginning after November 15, 2007 although early adoption is permitted. Adoption of SFAS No. 159 has had no material impact on the Company's results of operations or financial position.

In December 2007, the FASB issued a revised Statement No. 141 (revised 2007) "Business Combinations" and Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51".

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In May 2008, the FASB issued Statement No. 162 "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement became effective on November 16, 2008. The application of Statement No. 162 did not have a material impact on the Company's results of operations or financial position.

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies a portion of investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and six month periods ended November 30, 2008 and 2007, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on November 30, 2008.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $           20,049  $                 -  $               47  $            20,002
U.S. government agency
mortgage-backed securities                    557,390                  310                 228              557,472
State and municipal securities                438,500                1,542              11,811              428,231
Equity securities(1)                           25,438                    -               6,661               18,777
                                   ------------------- -------------------- ------------------- --------------------
                                   $        1,041,377  $             1,852  $           18,747  $         1,024,482
                                   =================== ==================== =================== ====================

-------------------------
(1) Equity securities consist of an investment in the amount of $25,000 made in the Jacobs & Company Mutual Fund ("the Fund") by its investment advisor, Jacobs & Company, and is recorded in other assets at market value. Dividends paid by the Fund at calendar year-end 2007 were reinvested.

The Company's short-term investments at November 30, 2008 of $46,733 consisted of money-market investment funds.

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity as of November 30, 2008 and as such, they are carried at amortized cost. For the three and six month periods ended November 30, 2008 and 2007, there have been no other-than-temporary impairments.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S government agency
mortgage-backed securities         $        4,809,084  $                 -  $           76,725  $         4,732,359
                                   =================== ==================== =================== ====================

Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Condensed Balance Sheets and Statements of Income.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

     O    LEVEL 1 - Quoted prices for identical instruments in active markets.
     O LEVEL 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
     O LEVEL 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Fair market values are provided by the Company's independent investment custodians that utilize third-party quotation services for the valuation of the fixed-income investment securities and money-market funds held. The Company's investment custodians are large money-center banks. The Company's equity investment is valued using quoted market prices.

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.

FIXED INCOME SECURITIES
Securities valued using Level 1 inputs include highly liquid government bonds for which quoted market prices are available. Securities using Level 2 inputs are valued using pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs. Most fixed income securities are valued using Level 2 inputs. Level 2 includes corporate bonds, municipal bonds, asset-backed securities and mortgage pass-through securities.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


EQUITY SECURITIES
Level 1 includes publicly traded securities valued using quoted market prices.

SHORT-TERM INVESTMENTS
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and U.S. Treasury bills. Level 2 includes commercial paper, for which all significant inputs are observable.

Assets measured at fair value on a recurring basis are summarized below:

                                                                  November 30, 2008
                                         ---------------------------------------------------------------------
                                                  Fair Value Measurements Using
                                         ---------------------------------------------------
                                                                                                 Assets At
                                             Level 1          Level 2           Level 3         Fair Value
                                         ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $      1,005,705  $             -  $      1,005,705
Equity securities at fair value                   18,777                 -                -            18,777
Short-term investments at fair value              46,733                 -                -            46,733
                                         ---------------- ----------------- ---------------- -----------------
Total Assets                             $        65,510  $      1,005,705  $             -  $      1,071,215

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either the adoption of SFAS 157 on June 1, 2008 or at November 30, 2008.


NOTE D - OTHER ASSETS
---------------------

Included in other assets are escrow deposits relating to pending acquisitions and advance deposits for professional fees relating to such acquisitions and certain equity financing matters the Company has endeavored to undertake in fiscal 2008 and 2009. As of November 30 and May 31, 2008 such balances are comprised of the following:

                                                   November 30,      May 31,
                                                      2008            2008
                                                 --------------- ---------------
Advance deposits for professional fees           $        1,311  $      133,498
Escrow deposits for proposed acquisitions                75,000         125,000
Mutual fund investment at market                         18,777          24,829
Unamortized loan acquisition costs                       26,072           3,060
Prepaid expense and other deposits                        9,005          11,776
                                                 --------------- ---------------
                                          Total  $      130,165  $      298,163
                                                 =============== ===============

Upon execution of the Merger Agreement with Reclamation Surety Holding Company, Inc. ("RSH"), the Company made a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, which amount was to be applied toward the Merger Consideration at closing. The closing date for the merger was extended to October 31, 2008 at which time either party could terminate the agreement. Upon expiration of such closing date, the non-refundable deposit was written-off.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Unamortized loan acquisition costs represent the unamortized value of common shares issued in connection with borrowings under the second round of bridge-financing and are being expensed over the term of the bridge-financing arrangement (See notes E and F).


NOTE E - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following unsecured notes payable to individuals and a commercial bank as of November 30 and May 31, 2008 respectively:

                                                            November 30,        May 31,
                                                                2008             2008
                                                        ------------------ ------------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%                $          95,000  $         127,000

Unsecured note(s) payable to individual(s) under
a bridge- financing arrangement described below                 3,500,000          2,635,000

Unsecured  term  note  payable  to  commercial
bank in the  original  amount of $250,000 and
payable in equal monthly payments of $5,738;
interest rate fixed @ 13.25%                                      190,077            205,016
                                                        ------------------ ------------------
                                    Notes payable       $       3,785,077  $       2,967,016
                                                        ================== ==================

The terms (as revised in connection with the second round of bridge-financing) of the bridge-financing arrangement provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and if such a qualified equity offering is not consummated by September 10, 2008, accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the aggregate amount of $224,515 commencing in December 2008. The interest rates on such notes are fixed at 10.00%. The Company is currently in default with respect to its December 2008 payment (see Note I).

In accordance with the terms of the first round bridge-financing of $2.5 million, on March 10, 2008, the holders of such notes were paid accrued interest-to-date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares (see Note F). Upon retirement of the notes upon consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the noteholder's pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

On September 10, 2008, the Company paid accrued interest-to-date and issued a total of 2.80% of the Company's outstanding common shares at such date (see Note
F) and shall issue a total of 2.80% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes.

In the three month period ended August 31, 2008, the Company borrowed $28,000 from its largest shareholder and CEO and made repayments totaling $29,000. In the three month period ended November 30, 2008, the Company borrowed $278,500 from its largest shareholder and CEO and made repayments totaling $3,400. Proceeds from such borrowings and advances were used to fund on-going operations. The following amounts were owed as of November 30 and May 31, 2008 respectively.

                                                --------------- ----------------
                                                  November 30,       May 31,
                                                     2008             2008
                                                --------------- ----------------
Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12.00%                    $     275,100   $        1,000
                                                =============== ================

Scheduled maturities and principal payments for each of the next five years ending November 30 are as follows (see Note I):

2009 (including demand notes)          $      986,518
2010                                          681,124
2011                                          753,800
2012                                          794,116
2013                                          844,619
                                       ---------------
                                       $    4,060,177
                                       ===============



NOTE F-STOCKHOLDERS EQUITY
--------------------------

In the three month period ended August 31, 2008, the Company issued 3,115,581 shares of the Company's common stock in connection with the remaining borrowings of $940,000 under the second round of bridge-financing arrangements (see Note
E). The shares were valued at approximately $.009 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $28,126. Such costs were deferred and are being recognized as interest expense over the term of the bridge-financing arrangement.

In the three month period ended November 30, 2008, the Company issued 4,870,449 shares of the Company's common stock in connection with the bridge-financing arrangements (see Note E). The shares were valued at approximately $.0085 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $41,389. Such costs have been expensed over six month period prior to the issuance of the common shares.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE G - COMMITMENTS AND MATERIAL AGREEMENTS
--------------------------------------------

By Agreement dated December 5, 2007 (the "Engagement Agreement"), the Company engaged an investment bank (the "Bank") to act as placement agent/financial advisor with respect to certain equity financing matters. The agreement provided for a retainer of $250,000 and fees equal to 7% of the gross proceeds raised, against which the retainer will be credited, as well as reimbursement for expenses. The agreement was terminated with an effective date of June 9, 2008

On February 8, 2008, the Company entered into an agreement (the "Merger Agreement") with Reclamation Surety Holding Company, Inc. ("RSH") to acquire by merger (the "Merger") all of the business and assets of RSH, including the stock of RSH's subsidiaries, Cumberland Surety, Inc. ("Cumberland") and NewBridge Services, Inc. ("NewBridge") for a purchase price of $3,400,000, less certain indebtedness of RSH (the "Merger Consideration"). Upon execution of the Merger Agreement, the Company made a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, such amount to be applied towards the Merger Consideration at closing. On June 24, 2008, the Company amended its Merger Agreement with Reclamation Surety Holding Company, Inc. releasing the deposit to the sellers and extending the date for closing until October 31, 2008 after which time either party may terminate the Merger Agreement. Discussions continue with RSH, and the Merger Agreement has not been terminated. Among other conditions, closing was subject to the closing by the Company of an equity financing.

On August 20, 2008, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire 100% of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). Such agreement was amended on November 13, 2008 to clarify certain definitions and calculation of the purchase price, in addition to extending until December 31, 2008 the date by which the Company must satisfy the financing condition prior to closing and which after time either party may terminate the Agreement. Discussions continue with NICO, and the Agreement has not been terminated. Unione is a New York domiciled insurer licensed in 24 states and has license applications pending with the Commonwealth of Kentucky and with the Financial Management Service of the United States Department of Treasury. The purchase price for the acquisition of Unione (the "Transaction") is equal to the sum of (i) $2,750,000 plus (ii) an amount in cash equal to Unione's New York statutory policyholders' surplus of not less than $20 million dollars as of the closing date of the Transaction, less (iii) $75,000 (which amount is equal to a good faith deposit previously provided to NICO). The Company's acquisition of Unione, when coupled with a reinsurance agreement with NICO that is to be executed simultaneously with closing, will consist of the purchase of marketable investments and insurance licenses and will cede to NICO the existing policies and customer base (pursuant to the reinsurance agreement) as the insurance lines of business offered by Unione are not insurance lines that the Company intends to pursue. The Transaction remains contingent upon necessary regulatory approvals and the Company's obtaining necessary financing.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE H - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                               THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                 NOVEMBER 30,              NOVEMBER 30,
                        ----------------                     2008                     2007
                                                         ------------              -----------
REVENUES:
 Investment advisory                                     $    58,033               $   63,299
 Surety insurance                                            234,694                  145,042
 Corporate                                                         1                    5,814
                                                         ------------              -----------
 Total revenues                                          $   292,728               $  214,155
                                                         ============              ===========

NET INCOME (LOSS):
 Investment advisory                                     $   (44,914)              $  (55,566)
 Surety insurance                                             45,664                   10,388
 Corporate                                                  (350,282)                (270,224)
                                                         ------------              -----------
 Total net income (loss)                                 $  (349,532)              $ (315,402)
                                                         ============              ===========


                                                               SIX MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                 NOVEMBER 30,              NOVEMBER 30,
                        ----------------                     2008                     2007
                                                         ------------              -----------
REVENUES:
 Investment advisory                                     $   117,562               $  129,622
 Surety insurance                                            460,880                  290,117
 Corporate                                                       851                    5,814
                                                         ------------              -----------
 Total revenues                                          $   579,293               $  425,553
                                                         ============              ===========

NET INCOME (LOSS):
 Investment advisory                                     $   (99,825)              $ (119,671)
 Surety insurance                                             61,717                   42,861
 Corporate                                                  (808,152)                (458,676)
                                                         ------------              -----------
 Total net income (loss)                                 $  (846,260)              $ (535,486)
                                                         ============              ===========

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE I - SUBSEQUENT EVENTS
--------------------------

Subsequent to November 30, 2008, the Company obtained borrowings of $24,262 to fund ongoing operations from its principal shareholder and chief executive officer under a board of directors pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $16,821.

On December 10, 2008, the Company became obligated to make principal and interest payments to the holders of the bridge-financing notes of approximately $224,515. The Company is currently in default with respect to such payment. Under the terms of such bridge-financing agreements, upon the occurrence of any Event of Default, the holders of said bridge-financing notes have the right to declare, upon written notice to the Company, that the entire principal amount and interest be due and payable immediately.

The Company was unable to provide certification to National Indemnity Company ("NICO" or "Seller") that the Company had cash available or had existing or committed borrowing facilities ("Financing Certificate") which together were sufficient to enable it to consummate the acquisition of Unione Italiana Reinsurance Company of America by December 31, 2008. Accordingly, under the terms of the definitive Stock Purchase Agreement (the "SPA"), as amended, the Seller has the right to terminate the SPA at its discretion and retaining the good faith deposit of $75,000. Discussions continue with NICO, and the SPA has not been terminated.

On December 31, 2008, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid quarterly dividends amounting to $25,676 and $239,516, respectively. As of December 31, 2008, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $198,475 and $2,528,303, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2008 and the six-month period ended November 30, 2008, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia, arranging for strategic acquisitions to accelerate the progression of the Company's business plan, and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2008

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended November 30, 2008 of $749,809 as compared with a loss of $679,463 for the corresponding period ended November 30, 2007.

REVENUES

Revenues from operations for the three-month period ended November 30, 2008 were $292,726 as compared with $208,339 for the corresponding period ended November 30, 2007. The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $58,032 for the three-month period ended November 30, 2008 as compared with $63,297 for the corresponding period ended November 30, 2007. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is attributable to the decline in size of the Jacobs & Company Mutual Fund that J&C manages as investment advisor as summarized below:

                                                   THREE-MONTH PERIOD ENDED
                                                         NOVEMBER 30,
                                              ---------------------------------
                                                    2008              2007
                                              ----------------- ---------------

Individually managed accounts                 $         52,003  $       53,366
Mutual fund                                              6,029           9,931
                                              ----------------- ---------------
                                       Total  $         58,032  $       63,297
                                              ================= ===============


Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $234,694 for the three-month period ended November 30, 2008 as compared with $145,042 for the corresponding period ended November 30, 2007. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                   THREE-MONTH PERIOD ENDED
                                                          NOVEMBER 30,
                                              ---------------------------------
                                                    2008              2007
                                              ----------------- ---------------
Premium earned                                $        158,452  $       89,041
Net investment income                                   73,163          52,670
Commissions earned                                       3,079           3,331
                                              ----------------- ---------------
                                       Total  $        234,694  $      145,042
                                              ================= ===============

Revenues for this segment of the business are expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the three-month period ended November 30, 2008 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $4.105 million for the three-month period ended November 30, 2007 to approximately $5.852 million for the three-month period ended November 30, 2008, offset by a decrease in investment yield from approximately 5.23% for the three-month period ended November 30, 2007 to approximately 5.07% for the three-month period ended November 30, 2008.

EXPENSES

The Company has experienced no claims for losses as of November 30, 2008. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended November 30, 2008 and 2007 amounted to $48,249 and $26,664 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 30% of earned premium.

Insurance policy acquisition costs of $39,982 and $23,158 for the three-month periods ended November 30, 2008 and 2007, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 25.23% and 26.01% for the periods ended November 30, 2008 and 2007 respectively.

General and administrative expenses for the three-month periods ended November 30, 2008 and 2007 were $402,725 and $341,846 respectively, representing an increase of $60,879, and were comprised of the following:


                                                                 THREE-MONTH PERIOD ENDED
                                                                       NOVEMBER 30,
                                                           -------------------------------------
                                                                 2008               2007              DIFFERENCE
                                                           ------------------ ------------------ -------------------

Salaries and related costs                                 $         173,131  $         199,158  $          (26,027)
General office expense                                                30,708             26,246               4,462
Legal and other professional fees and costs                          114,539             20,646              93,893

Audit, accounting and related services                                26,945             32,693              (5,748)

Travel, meals and entertainment                                       14,534             22,816              (8,282)
Other general and administrative                                      42,868             40,287               2,581
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         402,725  $         341,846  $           60,879
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $26,000 and are comprised of the following:

                                                                THREE-MONTH PERIOD ENDED
                                                                      NOVEMBER 30,
                                                          --------------------------------------
                                                                 2008               2007              DIFFERENCE
                                                          ------------------- ------------------ -------------------

Salaries and taxes                                        $          144,958  $         147,188  $           (2,230)
Commissions                                                            1,379                                  1,379
                                                                                              -
Stock option expense                                                  13,491             28,593             (15,102)
Fringe benefits                                                       17,104             15,998               1,106
Key-man life insurance                                                18,128             13,514               4,614
Deferred policy acquisition costs                                    (21,929)            (6,135)            (15,794)
                                                          ------------------- ------------------ -------------------
                         Total salaries and related costs $          173,131  $         199,158  $          (26,027)
                                                          =================== ================== ===================

Increases in salaries and taxes paid to non-executive employees were offset by a non-paid leave-of-absence during the period. The increase in commissions and deferred policy acquisition costs is attributable to the increase in insurance business written in the three-month period ended November 30, 2008. The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees. The increase in fringe benefits is attributable to increased health care costs. The increase in key-man life insurance is attributable to the increased debt the Company has incurred.

General office expense increased by approximately $4,500 relating to the write-off of prepaid express mail supplies of approximately $5,225 upon the announcement by a major carrier that it was discontinuing its domestic-only air and ground services in the United States. Management is exploring efforts to recoup this cost through its vendor supply chain.

Legal and other professional fees and costs were comprised of the following:

                                                                THREE-MONTH PERIOD ENDED
                                                                      NOVEMBER 30,
                                                          --------------------------------------
                                                                 2008               2007              DIFFERENCE
                                                          ------------------- ------------------- ------------------
General corporate services                                $            8,291  $          20,646   $         (12,355)
Expansion of surety license to other states                           25,574                  -              25,574
Acquisition and financing related costs                               80,674                  -
                                                                                                             80,674
                                                          ------------------- ------------------- ------------------
                  Total legal and other professional fees $          114,539  $          20,646   $          93,893
                                                          =================== =================== ==================


The decrease in general corporate services results primarily from timing differences and the degree of assistance provided with respect to the review of the Company's annual report with the Securities and Exchange Commission on Form 10-K. In the three-month period ended November 30, 2008, the Company incurred expense of $25,574 relating to application preparation and efforts to expand FSC's surety licenses to other neighboring states. Such efforts have been thwarted by regulatory concerns at the parent company level. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $80,674 for the three-month period ended November 30, 2008. Such expense includes the writing-off of the $50,000 non-refundable deposit made upon execution of the merger agreement with Reclamation Surety Holding Company, Inc. ("RSH") which was released to the sellers in consideration of an extension of the stated closing date for said acquisition to October 31, 2008 (discussions continue with RSH and the merger agreement has not been terminated). For the three month period ended November 30, 2007, $68,655 in professional fees were deferred in anticipation of an equity financing transaction and were subsequently expensed as of May 31, 2008 upon determination that such equity financing transaction was no longer probable due to changing equity market conditions.

The decrease in travel, meals and entertainment expense for the three-month period ended November 30, 2008 as compared to the corresponding 2007 period related primarily to additional travel incurred in 2007 in the Company's ongoing efforts to raise additional capital.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, J&C absorbed $31,773 of the Fund's operating expenses during the three-month period ended November 30, 2008 as compared to $45,178 for corresponding period from the previous year. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase. In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the three-month period ended November 30, 2008, the Fund's investment advisory fees decreased to $6,029 as compared with $9,931 for the corresponding three-month period ended November 30, 2007 as a result of a decrease in the Fund size. The Fund's average assets under management declined from approximately $3.31 million for the three-month period ended November 30, 2007 to approximately $1.97 million for the three-month period ended November 30, 2008. As of November 30, 2008, assets under management were approximately $1.77 million.

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

INTEREST EXPENSE

Interest expense for the three-month period ended November 30, 2008 was $116,231 as compared with $90,719 for the corresponding period ended November 30, 2007. The increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007 to pay professional fees and expenses and provide funds for on-going operations until a larger, more permanent financing could be accomplished. Components of interest expense are comprised of the following:


                                                                    THREE-MONTH PERIOD ENDED
                                                                          NOVEMBER 30,
                                                               -----------------------------------
                                                                     2008              2007            DIFFERENCE
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $         87,022  $         47,623  $         39,399

Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                  12,935            25,761           (12,826)

Interest expense on demand and term notes                                14,124            13,032             1,092

Interest expense accrued on debt obligations subsequently
settled and recorded as gain on debt extinguishment                           -             3,300            (3,300)

Other finance charges                                                     2,150             1,003             1,147
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        116,231  $         90,719  $         25,512
                                                               ================= ================= =================

The decrease in the expense of common shares issued (or to be issued) for the three-month period ended November 30, 2008 as compared to the corresponding period of the previous year was largely attributable to the decline in the average price of the company's common shares.

INTEREST INCOME

Interest income for the three-month period ended November 30, 2007 of $5,816 resulted from the investment of the unexpended proceeds from the bridge-financing arrangement undertaken by the Company beginning in September 2007 in short-term investment accounts.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended November 30, 2008 and 2007 are as follows:

                                                                THREE-MONTH PERIOD ENDED
                                                                      NOVEMBER 30,
                                                          --------------------------------------
                                                                 2008               2007               DIFFERENCE
                                                          ------------------- -------------------- -----------------
Accretion of discount                                     $          140,683  $         131,138    $          9,545
Accrued dividends                                                    259,594            232,923              26,671
                                                          ------------------- -------------------- -----------------
                            Total accretion and dividends $          400,277  $         364,061    $         36,216
                                                          =================== ==================== =================


The increase in the accretion of discount results from the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock. The increase in accrued dividends results from the issuance of additional shares of the company's Series A Preferred stock (in connection with additional bonding provided), and the compounding of dividends on accrued but unpaid dividends.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED NOVEMBER 30, 2008

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the six-month period ended November 30, 2008 of $1,635,836 as compared with a loss of $1,253,638 for the corresponding period ended November 30, 2007.

REVENUES

Revenues from operations for the six-month period ended November 30, 2008 were $578,441 as compared with $419,735 for the corresponding period ended November 30, 2007. The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $117,561 for the six-month period ended November 30, 2008 as compared with $129,617 for the corresponding period ended November 30, 2007. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is largely attributable to the decline in size of the Jacobs & Company Mutual Fund that J&C manages as investment advisor as summarized below:

                                                 SIX-MONTH PERIOD ENDED
                                                      NOVEMBER 30,
                                           -----------------------------------
                                                 2008              2007
                                           ----------------- -----------------
Individually managed accounts              $        104,539  $        107,508
Mutual fund                                          13,022            22,109
                                           ----------------- -----------------
                                    Total  $        117,561  $        129,617
                                           ================= =================


Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $460,880 for the six-month period ended November 30, 2008 as compared with $290,118 for the corresponding period ended November 30, 2007. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                 SIX-MONTH PERIOD ENDED
                                                      NOVEMBER 30,
                                           -----------------------------------
                                                 2008              2007
                                           ----------------- -----------------

Premium earned                             $        307,762  $        173,579
Net investment income                               141,843           106,509
Commissions earned                                   11,275            10,030
                                           ----------------- -----------------
                                    Total  $        460,880  $        290,118
                                           ================= =================

Revenues for this segment of the business are expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the six-month period ended November 30, 2008 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $4.092 million for the six-month period ended November 30, 2007 to approximately $5.798 million for the six-month period ended November 30, 2008, offset by a decrease in investment yield from approximately 5.25% for the six-month period ended November 30, 2007 to approximately 4.93% for the six-month period ended November 30, 2008.

EXPENSES

The Company has experienced no claims for losses as of November 30, 2008. However, "incurred but not reported" (IBNR) policy losses for the six-month period ended November 30, 2008 and 2007 amounted to $93,033 and $51,979 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 30% of earned premium.

Insurance policy acquisition costs of $79,011 and $49,101 for the six-month periods ended November 30, 2008 and 2007, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 25.67% and 28.29% for the periods ended November 30, 2008 and 2007 respectively.

General and administrative expenses for the six-month periods ended November 30, 2008 and 2007 were $938,664 and $648,597 respectively, representing an increase of $290,067, and were comprised of the following:

                                                                  SIX-MONTH PERIOD ENDED
                                                                       NOVEMBER 30,
                                                           -------------------------------------
                                                                 2008               2007              DIFFERENCE
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         339,042  $         368,581  $          (29,539)
General office expense                                                58,424             52,297               6,127
Legal and other professional fees and costs                          366,826             47,503             319,323

Audit, accounting and related services                                49,855             55,646              (5,791)
Travel, meals and entertainment                                       34,329             33,249               1,080

Other general and administrative                                      90,188             91,321              (1,133)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         938,664  $         648,597  $          290,067
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $29,500 and are comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2008               2007               DIFFERENCE
                                                          -------------------- ------------------- -----------------
Salaries and taxes                                        $          296,160   $        296,563    $          (403)
Commissions                                                            6,686                223               6,463
Stock option expense                                                  26,982             57,186             (30,204)
Fringe benefits                                                       34,121             31,697               2,424
Key-man life insurance                                                30,352             17,934              12,418
Deferred policy acquisition costs                                    (55,259)           (35,022)            (20,237)
                                                          -------------------- ------------------- -----------------
                         Total salaries and related costs $          339,042   $        368,581    $        (29,539)
                                                          ==================== =================== =================


Increases in salaries and taxes paid to non-executive employees were offset by a non-paid leave-of-absence during the period. The increase in commissions and deferred policy acquisition costs is attributable to the increase in insurance business written in the six-month period ended November 30, 2008. The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees. The increase in fringe benefits is attributable to increased health care costs. The increase in key-man life insurance is attributable to the increased debt the Company has incurred.

General office expense increased by approximately $6,125 relating to the write-off of prepaid express mail supplies of approximately $5,225 upon the announcement by a major carrier that it was discontinuing its domestic-only air and ground services in the United States. Management is exploring efforts to recoup this cost through its vendor supply chain.

Legal and other professional fees and costs were comprised of the following:

                                                                 SIX-MONTH PERIOD ENDED
                                                                      NOVEMBER 30,
                                                          --------------------------------------
                                                                 2008               2007               DIFFERENCE
                                                          ------------------- ------------------- ------------------
General corporate services                                $           22,454  $          23,777   $          (1,323)
Expansion of surety license to other states                           61,236                  -              61,236
Acquisition and financing related costs                              283,136             23,726
                                                                                                            259,410
                                                          ------------------- ------------------- ------------------
                  Total legal and other professional fees $          366,826  $          47,503   $         319,323
                                                          =================== =================== ==================

In the six-month period ended November 30, 2008, the Company incurred expense of $61,236 relating to efforts to expand FSC's surety license to the State of Ohio and other neighboring states. FSC was successful with its efforts in Ohio, however efforts to expand its licenses to other neighboring states have been thwarted by regulatory concerns at the parent company level. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $283,136 for the six-month period ended November 30, 2008. Such expense includes the writing-off of the $50,000 non-refundable deposit made upon execution of the merger agreement with Reclamation Surety Holding Company, Inc. which was released to the sellers in consideration of an extension of the stated closing date for said acquisition to October 31, 2008 (discussions continue with RSH and the merger agreement has not been terminated). For the six-month period ended November 30, 2007, $23,726 of such costs were expensed and $68,655 in professional fees were deferred in anticipation of an equity financing transaction and were subsequently expensed as of May 31, 2008 upon determination that such equity financing transaction was no longer probable due to changing equity market conditions.

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, J&C absorbed $73,340 of the Fund's operating expenses during the six-month period ended November 30, 2008 as compared to $85,510 for corresponding period from the previous year. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase. In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the six-month period ended November 30, 2008, the Fund's investment advisory fees decreased to $13,022 as compared with $22,109 for the corresponding six-month period ended November 30, 2007 as a result of a decrease in the Fund size. The Fund's average assets under management declined from approximately $3.71 million for the six-month period ended November 30, 2007 to approximately $2.14 million for the six-month period ended November 30, 2008. As of November 30, 2008, assets under management were approximately $1.77 million.

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

INTEREST EXPENSE

Interest expense for the six-month period ended November 30, 2008 was $235,009 as compared with $121,711 for the corresponding period ended November 30, 2007. The increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007 to pay professional fees and expenses and provide funds for on-going operations until a larger, more permanent financing could be accomplished. Components of interest expense are comprised of the following:

                                                                     SIX-MONTH PERIOD ENDED
                                                                          NOVEMBER 30,
                                                               -----------------------------------
                                                                     2008              2007           DIFFERENCE
                                                               ----------------- ----------------- -----------------

Interest expense on bridge financing                           $        170,906  $         48,254  $        122,652

Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                  36,943            28,188             8,755

Interest expense on demand and term notes                                23,804            26,950            (3,146)

Interest expense accrued on debt obligations subsequently
settled and recorded as gain on debt extinguishment                           -            13,075           (13,075)

Other finance charges                                                     3,356             5,244            (1,888)
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        235,009  $        121,711  $        113,298
                                                               ================= ================= =================

The increase in the expense of common shares issued (or to be issued) for the six-month period ended November 30, 2008 as compared to the corresponding period of the previous year was largely attributable to the outstanding borrowings under the bridge-financing arrangement and such financing not being in place for the entire six-month period ended November 30, 2007.


Interest expense on debt obligations subsequently settled relates to payroll tax obligations for periods ended on or before December 31, 2005 that were settled in February 2008.

INTEREST INCOME

Interest income for the six-month period ended November 30, 2007 was $5,818 as compared with $852 for the six-month period ended November 30, 2008 and resulted from the investment of the unexpended proceeds from the bridge-financing arrangement undertaken by the Company beginning in September 2007 in short-term investment accounts.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for six-month periods ended November 30, 2008 and 2007 are as follows:

                                                                 SIX-MONTH PERIOD ENDED
                                                                      NOVEMBER 30,
                                                          --------------------------------------
                                                                 2008               2007              DIFFERENCE
                                                          ------------------- ------------------- ------------------
Accretion of discount                                     $          278,916  $         259,986   $          18,930
Accrued dividends                                                    510,660            458,166              52,494
                                                          ------------------- ------------------- ------------------
                            Total accretion and dividends $          789,576  $         718,152   $          71,424
                                                          =================== =================== ==================


The increase in the accretion of discount results from the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock. The increase in accrued dividends results from the issuance of additional shares of the company's Series A Preferred stock (in connection with additional bonding provided), and the compounding of dividends on accrued but unpaid dividends.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of November 30, 2008.

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

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced significant operating losses of approximately $3,333,000 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) and $2,661,000 for the fiscal years ended May 31, 2008 and 2007, respectively and an operating losses of approximately $750,000 and $1,636,000 for the three and six-month periods ended November 30, 2008. The Company continues to experience significant deficiencies in cash flow from operations that approximated $231,000 and $454,000 for the three and six-month periods ended November 30, 2008. Additionally, the Company is currently in default with respect to certain financing arrangements.

Pursuant to the approval of the transaction to acquire FSC by the Insurance Commissioner of the State of West Virginia, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Of the Company's investments and cash in the amount of $5,929,453 as of November 30, 2008, $5,882,299 is restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.

Accordingly, because of these restrictions, as of November 30, 2008, a significant deficiency in working capital exists as the Company's current liabilities exceed its available current assets and the Company has not been able to pay its preferred stock dividend obligation. The Company's ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service such obligations.

While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it anticipates that losses and working capital deficiencies will continue until FSC is able to develop a substantial book of business.

Management remains encouraged as to the overall market conditions for the Company's products and services and the need for additional bonding capacity, by both large and small companies. Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as new entry into this market. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the parent company's financial condition were strengthened, entry into other states would be less challenging. As expansion of FSC's business to other states is a key component to fully implementing the Company's business plan, management has pursued avenues that would provide additional capital at the level of FSC to increase the capacity of its insurance subsidiary and at the parent level to fund continuing operations as the business is being fully developed.

In order to best position the Company to accomplish the larger financing necessary to expand the Company's business and penetrate new markets, the Company contracted to accomplish two acquisitions (see Note G--Commitments) that the Company believes would substantially enhance the business and prospects of the Company. Both acquisitions are contingent upon the Company's obtaining necessary financing. Additionally, one of the acquisitions (for an insurance company) remains contingent upon necessary regulatory approvals.

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

Recent turmoil in financial markets has severely impacted the Company's efforts to accomplish a larger permanent financing. While efforts have not been abandoned and will continue to be pursued, to date, no commitment has been secured, and there remains substantial doubt regarding the Company's ability to obtain the necessary financing to complete the acquisitions within the current time frames provided in the acquisition agreements. Both time frames provided within the acquisition agreements for closing the transactions have expired.

Given current financial market conditions and the uncertainties as to when stability will return to the financial markets, until permanent financing can be secured, management will strive to reduce and then eliminate operating losses by implementing further measures to control and reduce costs while maintaining and growing the Company's current revenue base. Unless permanent financing can be secured, future revenue growth can be expected to be achieved at a slower pace than has been projected by the Company. Until such time that the Company's operating costs can be serviced by the Company's revenue stream, management will continue to seek to raise additional funds for operations through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's exposure to the subprime mortgage risk is minimal due to its investment in mortgage-backed securities having been limited to only those securities backed by the United States government (i.e. Government National Mortgage Association or GNMA securities). The Company also holds a direct obligation issued by Federal Home Loan Mortgage Corporation (FHLMC) and municipal obligations that have been fully defeased through the purchase of Resolution Funding Corporation ("REFCORP") strips that have been placed in escrow and provide the means for the bond repayment. REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to provide funds to the Resolution Trust Corporation ("RTC") in order to help resolve the Savings and Loan failures. REFCORP operates as a United States Treasury agency under the direction of the RTC Oversight Board, whose chair is the secretary of the United States Treasury, and its obligations are ultimately backed by the United States government.

While FHLMC may have exposure to subprime mortgage risk, and thus provide an indirect exposure to the Company, management does not anticipate any losses at this time. However, until market conditions stabilize, management is inclined to limit new investments to U. S. Treasury, GNMA securities, certificates of deposit backed by Federal Deposit Insurance Corporation (FDIC) and investment quality money-market funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of May 31, 2008. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2008, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to inadequate segregation of duties, lack of effective board of directors oversight, use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of May 31, 2008, were ineffective.

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been partially implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of November 30, 2008, were effective. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of November 30, 2008, were ineffective. Other changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of November 30 and May 31, 2008 and the results of its operations and cash flows for the three and six-month periods ended November 30, 2008 and 2007 in conformity with U.S. generally accepted accounting principals (GAAP).

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In September 2008, 5 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash of $5,000.

In October 2008, 1 share of Series A Preferred Stock was issued pursuant to ongoing bonding programs of FSC in exchange for cash of $1,000.

In November 2008, 50 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash of $50,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1   Company's Articles of Incorporation (1)
3.2   Company's By-laws (1)
3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs
      Financial Group (1)
3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs
      Financial Group (1)
4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs
      Financial Group (1)
4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs
      Financial Group (1)
10.1  Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2) (4)
10.2  Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of
      America dated August 20, 2008 (5) (6)
31.1  Certification  of  Chief  Executive  Officer  pursuant  to Rule  13a-146.1 promulgated under the Securities Exchange Act of 1934
31.2  Certification  of  Chief  Financial  Officer  pursuant  to Rule  13a-146.1 promulgated under the Securities Exchange Act of 1934
32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002
32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002
99.1  Form of Subscription Agreement and Promissory Note  (Bridge-financing) (3)
      (1)   Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
      (2)   Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
      (3)   Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008
      (4)   Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008
      (5)   Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008
      (6)   Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 20, 2009                      JACOBS FINANCIAL GROUP, INC.
                                     -------------------------------------------
                                                     (Registrant)
                                  By:
                                     /s/John M. Jacobs
                                     -------------------------------------------
                                     John M. Jacobs, President