Form 10-Q
period 2009-02-28
JACOBS FINANCIAL GROUP, INC.
filed 2009-04-20
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
                   -----------------------------------------
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



               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (304) 343-8171
                                                           --------------


Indicated by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes[X]                              No[ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer           [  ]        Accelerated filer          [   ]
Non-accelerated filer             [  ]        Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes[  ]                             No[X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 179,337,912 shares of common stock as of April 15, 2009.


PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                       Page
                                                                  --------------

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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                   FEBRUARY 28, 2009        MAY 31, 2008
                                                                                  ------------------     -----------------
ASSETS
INVESTMENTS AND CASH:
 Bonds available for sale, at market value                                        $          912,649     $        105,866
   (amortized cost - 02/28/09 $884,329; 05/31/08 $98,774)
 Mortgage-back securities held to maturity, at amortized costs                             5,070,792            3,826,688
  (market value - 02/28/09 $5,096,825; 05/31/08 $3,800,909)
 Short-term investments, at cost (approximates market value)                                 137,330            1,176,056
 Cash                                                                                         27,417               48,640
                                                                                  ------------------     -----------------
                                  TOTAL INVESTMENTS AND CASH                               6,148,188            5,157,250

 Investment income due and accrued                                                            28,358               19,892
 Premiums and other accounts receivable                                                       70,393               47,353
 Deferred policy acquisition costs                                                            79,048               75,940
 Furniture and equipment, net of accumulated depreciation of
 $130,657 and $120,931, respectively                                                          26,005               29,168
 Other assets                                                                                133,737              298,163
 Intangible assets                                                                           150,000              150,000
                                                                                  ------------------     -----------------
                                                TOTAL ASSETS                      $        6,635,729     $      5,777,766
                                                                                  ==================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Reserve for losses and loss expenses                                             $          387,697     $        246,651
 Reserve for unearned premiums                                                               351,228              277,208
 Accrued expenses and professional fees payable                                              580,668              412,039
 Accounts payable                                                                            303,425              315,577
 Demand note payable to related party                                                        281,796                1,000
 Notes payable                                                                             3,775,557            2,967,016
 Accrued interest payable                                                                    203,538               71,483
 Other liabilities                                                                            13,857               16,402
                                                                                  ------------------     -----------------
                                           TOTAL LIABILITIES                               5,897,766            4,307,376

 SERIES A  PREFERRED  STOCK,  $.0001  par  value  per  share;  1  million shares authorized; 2,433 and 2,230 shares issued and outstanding at
 February 28, 2009 and May 31, 2008, respectively; stated liquidation value of
 $1,000 per share                                                                          2,598,386            2,308,933
 SERIES B PREFERRED STOCK, $.0001 par value per share; 9,941.341 shares authorized; 9,621.940 shares issued and outstanding at
 February 28, 2009 and May 31, 2008; stated liquidation value of $1,000 per share         11,048,368            9,936,866
                                                                                  ------------------     -----------------
                TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                              13,646,754           12,245,799

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

 Common  stock,  $.0001  par value per  share;  490  million  shares authorized; 174,077,272 and 166,091,242 shares issued and
 outstanding at February 28, 2009 and May 31, 2008, respectively                              17,408               16,609
 Additional paid in capital                                                                2,530,330            2,423,537
 Accumulated deficit                                                                     (15,476,826)         (13,222,038)
 Accumulated other comprehensive income (loss)                                                20,297                6,483
                                                                                  ------------------     -----------------
                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (12,908,791)         (10,775,409)
                                                                                  ------------------     -----------------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $        6,635,729     $      5,777,766
                                                                                  ==================     =================

                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                  FEBRUARY 28                           FEBRUARY 28
                                                         -----------------------------        ------------------------------

                                                              2009             2008                2009            2008
                                                         ------------- ---------------        -------------  ---------------
REVENUES:

 Investment advisory services                            $    56,101   $       63,486         $    173,662   $     193,103
 Insurance premiums and commissions                          166,897          136,077              485,934         319,685
 Net investment income                                        76,608           58,123              218,451         165,183
 Net realized investment gains                                12,511            4,140               12,511           3,589
 Other income                                                  2,722                -                2,722               -
                                                         ------------- ---------------        -------------  ---------------
                                   TOTAL REVENUES            314,839          261,826              893,280         681,560


EXPENSES:

 Incurred policy losses                                       48,013           40,656              141,046          92,635
 Insurance policy acquisition costs                           35,934           39,724              114,947          88,825
 General and administrative                                  310,378          337,435            1,249,042         986,031
 Mutual fund costs                                            11,088           27,557               84,428         113,067
 Depreciation                                                  3,231            2,134                9,726           6,275
                                                         ------------- ---------------        -------------  ---------------
                                   TOTAL EXPENSES            408,644          447,506            1,599,189       1,286,833
                                                         ------------- ---------------        -------------  ---------------

                  NET INCOME (LOSS) FROM OPERATIONS          (93,805)        (185,680)            (705,909)       (605,273)

 Gain on debt extinguishment                                       -          115,470                    -         115,470
 Interest and dividend income                                    255            3,503                1,107           9,321
 Interest expense                                           (117,022)        (243,549)            (352,031)       (365,260)
                                                         ------------- ---------------        -------------  ---------------

                                 NET INCOME (LOSS)          (210,572)        (310,256)          (1,056,833)       (845,742)

 Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends              (408,379)        (371,231)          (1,197,955)     (1,089,383)
                                                         ------------- ---------------        -------------  ---------------

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
                                     STOCKHOLDERS        $  (618,951)  $     (681,487)        $ (2,254,788)  $  (1,935,125)
                                                         ============= ===============        =============  ===============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE                            $         -   $            -         $      (0.01) $        (0.01)
                                                         ============= ===============        =============  ===============

  WEIGHTED-AVERAGE SHARES OUTSTANDING                    174,077,272      157,309,520          172,093,454     157,152,081
                                                         ============= ===============        =============  ===============


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)





                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        FEBRUARY 28                           FEBRUARY 28
                                                           ------------------------------------     ------------------------------

                                                                 2009                 2008               2009            2008
                                                           -----------------     --------------     --------------  --------------

COMPREHENSIVE INCOME (LOSS):

  Net income (loss) attributable to common stockholders    $      (618,951)      $  (681,487)       $ (2,254,788)   $  (1,935,125)


OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gain (loss) of available-for-sale
 investments arising during period                                  49,703            (4,604)             26,325           (3,343)

 Reclassification adjustment for realized (gain) loss
 included in net income                                            (12,511)             (835)            (12,511)            (835)
                                                           -----------------     --------------     --------------  --------------

 Net unrealized gain (loss) attributable to available-for-
 sale investments recognized in other comprehensive income          37,192            (5,439)             13,814           (4,178)
                                                           -----------------     --------------     --------------  --------------

     COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON
                                           STOCKHOLDERS    $      (581,759)      $  (686,926)       $ (2,240,974)   $  (1,939,303)
                                                           =================     ==============     ==============  ==============













                            See accompanying notes.
                                      F-3

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                 THREE MONTHS ENDED FEBRUARY 28,   NINE MONTHS ENDED FEBRUARY 28,
                                                                 -------------------------------   ------------------------------
                                                                        2009           2008              2009           2008
                                                                 --------------   --------------   -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                               $   (210,572)    $   (310,256)    $ (1,056,833)  $   (845,742)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Unearned premium                                               97,211          137,724           74,020         32,105
        Stock option expense                                            9,847           22,433           36,829         79,619
        Stock issued (or to be issued) in connection with
        financing arrangements                                         10,808          173,584           70,763        201,771
        Provision for loss reserves                                    48,013           40,656          141,046         92,635
        Amortization of premium                                         9,072            5,547           28,216         12,498
        Depreciation                                                    3,231            2,134            9,726          6,275
        Premium and other receivables                                  (9,716)           3,378          (23,040)           941
        Accretion of discount                                          (4,878)          (2,853)          (8,552)        (9,025)
        Investment income due and accrued                                (619)          13,347           (7,359)        16,505
        Realized (gain) loss on sale of securities                    (12,511)          (4,140)         (12,511)        (3,589)
        Deferred policy acquisition costs                             (13,607)         (41,277)          (3,108)       (36,925)
        (Gain) on extinguishment of debt                                    -         (115,470)               -       (115,470)
        Loss on disposal of furniture and equipment                         -              684                -            684
        Change in operating assets and liabilities:
         Other assets                                                  (4,934)        (553,680)         157,012       (943,513)
         Accounts payable and cash overdraft                           (1,222)          (7,361)         (12,152)      (122,547)
         Accrued expenses and other liabilities                       226,112           42,293          298,139       (453,220)
                                                                 --------------   --------------  -------------  ---------------
       NET CASH FLOWS FROM (USED IN) OPERATIONS ACTIVITIES            146,235         (593,257)        (307,804)    (2,086,998)

CASH FLOWS FROM INVESTING ACTIVITIES

 Short-term loan                                                            -                -                -        (50,000)
 (Increase) decrease in short-term investments                        (90,597)        (690,072)       1,038,726       (895,944)
 Costs of available for sale securities acquired                            -          (97,582)        (976,160)       (97,582)
 Costs of mortgaged-backed securities acquired                       (470,409)      (2,181,077)      (1,849,137)    (2,503,752)
 Purchase of equity securities                                              -             (438)               -        (25,438)
 Sale of securities available for sale                                107,639                -          107,639        169,330
 Redemption of available for sale securities upon call                 20,000          830,000           20,000        830,000
 Repayment of mortgage-backed securities                              220,703          116,751          659,739        257,071
 Redemption of bonds upon call or at maturity                               -        1,175,000                -      1,325,000
 Purchase of furniture and equipment                                     (261)          (1,510)          (6,563)        (1,510)
                                                                 --------------   --------------  -------------  ---------------
       NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES            (212,925)        (848,928)      (1,005,756)      (992,825)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party debt                                      51,612                -          358,112        127,200
 Repayment of related party debt                                      (44,916)               -          (77,316)      (142,963)
 Proceeds from borrowings                                                   -          175,000          955,000      2,625,000
 Repayment of borrowings                                               (9,520)         (59,952)        (146,459)      (214,837)
 Proceeds from issuance of Series A preferred stock                    29,000          701,000          203,000        771,000
 Proceeds from issuance of Series B preferred stock                         -                -                -         25,000
 Proceeds from exercise of common stock warrants                            -              335                -            335
                                                                 --------------   --------------  -------------  ---------------
       NET CASH FLOWS FROM FINANCING ACTIVITIES                        26,176          816,383        1,292,337      3,190,735

NET INCREASE (DECREASE) IN CASH                                       (40,514)        (625,802)         (21,223)       110,912

CASH AT BEGINNING OF PERIOD                                            67,931          762,012           48,640         25,298
                                                                 --------------   --------------  -------------  ---------------
CASH AT END OF PERIOD                                            $     27,417     $    136,210      $    27,417    $   136,210
                                                                 ==============   ==============  =============  ===============
SUPPLEMENTAL DISCLOSURES

 Interest paid                                                   $      3,737     $      8,637        $   171,062    $    49,295
 Income taxes paid                                                          -                -                  -              -

 Non-cash investing and financing transaction:
 Additional consideration paid for issuance of debt                    10,808          173,584             70,763        201,771
 Reclassification of bonds held-to-maturity to bonds
 available for sale                                                         -                -                  -        998,534

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2009
                                                                --------------------------------------------------------------------

                                                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                                                --------------------------------------------------------------------
                          SERIES A             SERIES B                                                    ACCUMULATED
                         MANDATORILY          MANDATORILY                                                     OTHER
                         REDEEMABLE           REDEEMABLE                                                     COMPRE-
                                              CONVERTIBLE                           ADDITIONAL               HENSIVE
                       PREFERRED STOCK      PREFERRED STOCK                           PAID-IN    ACCUMULATED  INCOME
                      SHARES     AMOUNT    SHARES      AMOUNT     SHARES     AMOUNT   CAPITAL      DEFICIT    (LOSS)       TOTAL
                      ------  ---------- --------- -----------  ----------- ------- ---------- ------------- --------- -------------
BALANCE,
NOVEMBER 30, 2008      2,404  $2,539,439 9,621.940 $10,669,936  174,077,272 $17,408 $2,509,675 $(14,857,875) $(16,895) $(12,347,687)

Issuance of Series A
and B Preferred Stock
and common stock          29      29,000         -           -            -       -          -            -         -             -

Issuance of common
stock as additional
consideration for
financing arrangements     -           -         -           -            -       -          -            -         -             -

Less expense previously
recognized

Accretion of
mandatorily redeemable
convertible preferred
stock                      -       4,263         -     138,916            -       -          -     (143,179)        -      (143,179)

Accrued dividends of
mandatorily redeemable
convertible preferred
stock                      -      25,684         -     239,516            -       -          -     (265,200)        -      (265,200)

Expense of common
shares to be issued in
connection with
financing arrangements     -           -         -           -            -       -     10,808            -         -        10,808

Common stock option
expense                    -           -         -           -            -       -      9,847            -         -         9,847

Unrealized net gain (loss)
on available for sale
securities                 -           -         -           -            -       -          -            -     37,192       37,192

Net income (loss),
three month period
ended February 28, 2009    -           -         -           -            -       -          -     (210,572)        -      (210,572)
                       -----  ---------- --------- -----------  ----------- ------- ---------- ------------- --------- -------------
BALANCE,
FEBRUARY 28, 2009      2,433  $2,598,386 9,621.940 $11,048,368  174,077,272 $17,408 $2,530,330 $(15,476,826) $ 20,297  $(12,908,791)
                       =====  ========== ========= ===========  =========== ======= ========== ============= ========= =============
                       ---------------------------------------  --------------------------------------------------------------------




                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2009
                                                                --------------------------------------------------------------------

                                                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                                                --------------------------------------------------------------------
                          SERIES A             SERIES B                                                    ACCUMULATED
                         MANDATORILY          MANDATORILY                                                     OTHER
                         REDEEMABLE           REDEEMABLE                                                     COMPRE-
                                              CONVERTIBLE                           ADDITIONAL               HENSIVE
                       PREFERRED STOCK      PREFERRED STOCK                           PAID-IN    ACCUMULATED  INCOME
                      SHARES     AMOUNT    SHARES      AMOUNT     SHARES     AMOUNT   CAPITAL      DEFICIT    (LOSS)       TOTAL
                      ------  ---------- --------- -----------  ----------- ------- ---------- ------------- --------- -------------
BALANCE,
MAY 31, 2008           2,230  $2,308,933 9,621.940 $ 9,936,866  166,091,242 $16,609 $2,423,537 $(13,222,038) $  6,483  $(10,775,409)

Issuance of Series A
and B Preferred Stock
and common stock         203     203,000         -           -            -       -          -            -         -             -

Issuance of common
stock as additional
consideration for
financing arrangements     -           -         -           -    7,986,030     799     68,716            -         -        69,515

Less expense previously
recognized                 -           -         -           -            -       -    (38,958)           -         -       (38,958)

Accretion of
mandatorily redeemable
convertible preferred
stock                      -      12,618         -     409,478            -       -          -     (422,096)        -      (422,096)

Accrued dividends of
mandatorily redeemable
convertible preferred
stock                      -      73,835         -     702,024            -       -          -     (775,859)        -      (775,859)

Expense of common
shares to be issued in
connection with
financing arrangements     -           -         -           -            -       -     40,206            -         -        40,206

Common stock option
expense                    -           -         -           -            -       -     36,829            -         -        36,829

Unrealized net gain
on available for sale
securities                 -           -         -           -            -       -          -            -     13,814       13,814

Net income (loss),
nine month period
ended February 28, 2009    -           -         -           -            -       -          -   (1,056,833)        -    (1,056,833)
                       -----  ---------- --------- -----------  ----------- ------- ---------- ------------- --------- -------------
BALANCE,
FEBRUARY 28, 2009      2,433  $2,598,386 9,621.940 $11,048,368  174,077,272 $17,408 $2,530,330 $(15,476,826) $ 20,297  $(12,908,791)
                       =====  ========== ========= ===========  =========== ======= ========== ============= ========= =============
                       ---------------------------------------  --------------------------------------------------------------------




                            See accompanying notes.
                                      F-6

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 28, 2009, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2009. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 8, 2008.

RECLASSIFICATIONS

Notes payable to a related party has been reclassified in the presentation of the Consolidated Condensed Balance Sheet as of May 31, 2008 to be consistent with the presentation in the Consolidated Condensed Balance Sheet as of February 28, 2009. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,333,000 and $2,661,000 for the years ended May 31, 2008 and 2007 and has incurred losses of approximately $620,000 and $2,255,000 for the three and nine-month periods ended February 28, 2009. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

In order to best position the Company to accomplish the larger financing necessary to expand the Company's business and penetrate new markets, the Company contracted to accomplish two acquisitions: Reclamation Surety Holding Company, Inc. ("RSH") and Unione Italiana Reinsurance Company of America ("Unione") (see Note G--Commitments) that the Company believed would substantially enhance the business and prospects of the Company. Both

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


acquisitions were contingent upon the Company's obtaining necessary financing. Additionally, one of the acquisitions (Unione, an insurance company) remains contingent upon necessary regulatory approvals.

During fiscal 2008 and the three month period ended August 31, 2008, the Company completed two rounds of bridge financing totaling an aggregate of $3,500,000 in order to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing. The Company was not able to meet its December 2008 or March 2009 loan amortization payments with respect to this financing and, thus, it has incurred events of default with respect to these obligations, but remains in negotiations to modify the terms of the obligations in order to cure such defaults (See Notes E).

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

Recent turmoil in financial markets has severely impacted the Company's efforts to accomplish a larger permanent financing. While efforts continue to be pursued, to date, no commitment has been secured, and there remains substantial doubt regarding the Company's ability to obtain the necessary financing to complete the acquisitions of RSH and Unione. Both time frames provided within the acquisition agreements for closing the transactions have expired, but neither agreement has been terminated.

On March 23, 2009, the Company announced that FSC has entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs (See Note I) that will take effect on April 1, 2009. Such arrangement will provide FSC additional surety capacity and enable FSC to expand its efforts in marketing its products to include larger coal operators.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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


NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES

The Company classifies a portion of investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and nine month periods ended February 28, 2009 and 2008, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on February 28, 2009.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $          536,034  $             7,681                   -  $           543,715
mortgage-backed securities
State and municipal securities                348,295               20,639                   -              368,934

Equity securities(1)                           25,693                    -               8,023               17,670
                                   ------------------- -------------------- ------------------- --------------------
                                   $          910,022  $            28,320  $            8,023   $          930,319
                                   =================== ==================== =================== ====================
------------------
(1)Equity  securities  consist of an investment in the amount of $25,000 made in the Jacobs & Company Mutual Fund ("the Fund") by its investment advisor,  Jacobs
& Company,  and is recorded in other assets at market value.  Dividends  paid by the Fund at calendar year-end 2007 and 2008 were reinvested.

The Company's short-term investments at February 28, 2009 of $137,330 consisted of money-market investment funds.

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity as of February 28, 2009 and as such, they are carried at amortized cost. For the three and nine month periods ended February 28, 2009 and 2008, there have been no other-than-temporary impairments.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S government agency
mortgage-backed securities         $        5,070,792  $            40,162  $           14,129  $         5,096,825
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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

Assets measured at fair value on a recurring basis are summarized below:


                                                                  February 28, 2009
                                         ---------------------------------------------------------------------
                                                   Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2           Level 3         Fair Value
                                         ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $        912,649  $             -  $        912,649
Equity securities at fair value                   17,670                 -                -            17,670
Short-term investments at fair value             137,330                 -                -           137,330
                                         ---------------- ----------------- ---------------- -----------------
Total Assets                             $       155,000  $        912,649  $             -  $      1,067,649

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either the adoption of SFAS 157 on June 1, 2008 or at February 28, 2009.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The gross realized gains and losses on available-for-sale and held-to-maturity securities sold or redeemed by the issuer, pursuant to call features, in the three and nine-month period ended February 28, 2009 and 2008 are as follows:

                               Three-Month       Three-Month        Nine-Month        Nine-Month
                               Period Ended      Period Ended      Period Ended      Period Ended
                               February 28,      February 29,      February 28,      February 29,
                                   2009              2008              2009              2008
                             ----------------- ----------------- ----------------- -----------------

AVAILABLE-FOR-SALE
SECURITIES
----------------------------

       Gross realized gains  $         12,557  $            835  $         12,557  $            835
      Gross realized losses               (46)                -               (46)                -
                             ----------------- ----------------- ----------------- -----------------
          Net realized gain            12,511               835            12,511               835

HELD-TO-MATURITY SECURITIES
----------------------------

       Gross realized gains                 -  $          3,305                    $          3,305
      Gross realized losses                 -                 -                 -              (551)
                             ----------------- ----------------- ----------------- -----------------
          Net realized gain
                                            -             3,305                 -             2,754
                             ----------------- ----------------- ----------------- -----------------
          Net realized gain  $         12,511  $          4,140  $         12,511  $          3,589
                             ================= ================= ================= =================


NOTE D - OTHER ASSETS

Included in other assets are escrow deposits relating to pending acquisitions and advance deposits for professional fees relating to such acquisitions and certain equity financing matters the Company has endeavored to undertake in fiscal 2008 and 2009. As of February 28, 2009 and May 31, 2008 such balances are comprised of the following:

                                                               February 28,        May 31,
                                                                   2009             2008
                                                             ---------------- ----------------
Advance deposits for professional fees                       $         1,311  $       133,498
Escrow deposits for proposed acquisitions                             75,000          125,000
Mutual fund investment at market                                      17,670           24,829
Unamortized loan acquisition costs                                    23,863            3,060
Prepaid expense and other deposits                                    15,893           11,776
                                                             ---------------- ----------------
                                                      Total  $       133,737  $       298,163
                                                             ================ ================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Upon execution of the Merger Agreement with Reclamation Surety Holding Company, Inc. ("RSH"), the Company made a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, which amount was to be applied toward the Merger Consideration at closing. The closing date for the merger was extended to October 31, 2008 after which time either party could terminate the agreement. Upon expiration of such closing date, the non-refundable deposit was written-off in the three month period ended November 30, 2008 due to the uncertainty of available financing and the Company's belief that consummation of the transaction would not likely be on the terms reflected in the Merger Agreement.

The Company entered into a definitive Stock Purchase Agreement (the "Agreement") with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire 100% of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). In conjunction with such Agreement, the Company made a nonrefundable deposit in the amount of $75,000 that was to be applied toward the purchase price at closing. Such agreement was amended on November 13, 2008 to clarify certain definitions and calculation of the purchase price, in addition to extending until December 31, 2008 the date by which the Company must satisfy the financing condition prior to closing and which after such time either party may terminate the Agreement. Discussions continue with NICO, the Agreement has not been terminated, and the Company continues to believe that it is probable that the acquisition will be completed. Accordingly, the non-refundable deposit in the amount of $75,000 continues to be carried as an asset of the Company.

Unamortized loan acquisition costs represent the unamortized value of common shares issued in connection with borrowings under the second round of bridge-financing and are being expensed over the term of the bridge-financing arrangement (See notes E and F).


NOTE E - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY

The Company had the following unsecured notes payable to individuals and a commercial bank as of February 28, 2009 and May 31, 2008 respectively:

                                                        February 28, 2009     May 31, 2008
                                                        ------------------ ------------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%                $          95,000  $         127,000

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below                  3,500,000          2,635,000

Unsecured  term  note  payable  to  commercial
bank in the  original  amount of $250,000 and payable
in equal monthly payments of $5,738; interest
rate fixed @ 13.25%                                               180,557            205,016
                                                        ------------------ ------------------
                                    Notes payable       $       3,775,557  $       2,967,016
                                                        ================== ==================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The terms (as revised in connection with the second round of bridge-financing) of the bridge-financing arrangement provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and if such a qualified equity offering is not consummated by September 10, 2008, accrued interest-to-date shall be payable, with quarterly installments of principal and interest in the aggregate amount of $224,515 commencing in December 2008. The interest rates on such notes are fixed at 10.00%. The Company was unable to make its December 2008 and March 2009 payments, and thus has incurred events of default. The Company is in discussions with the note holders and is attempting to negotiate terms that will enable it to cure these defaults.

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

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. The following table summarizes the activity under such arrangement for the three and nine month period ended February 28, 2009.

                                             Three month      Nine month
                                            period ended     period ended
                                            February 28,     February 28,
                                                2009             2009
                                           ---------------- ---------------

Balance owed, beginning of period                 $275,100        $  1,000
Proceeds from borrowings                            51,612         358,112
Repayments                                         (44,916)        (77,316)
                                           ---------------- ---------------
Balance owed, end of period                       $281,796       $ 281,796
                                           ================ ===============

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Scheduled maturities and principal payments for each of the next five years ending February 28, 2010 are as follows. As the Company is currently in default with respect to its bridge-financing, the holders of such notes have the right to declare the principal amount outstanding and the accrued interest thereon to be immediately due and payable. Although no such notices have been received, for this reason, such bridge-financing has been categorized as demand notes in the following table:

        2010 (including demand notes)          $      3,933,143
        2011                                             55,694
        2012                                             63,539
        2013                                              4,977
                                               -----------------
                                               $      4,057,353
                                               =================

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

NOTE G - COMMITMENTS AND MATERIAL AGREEMENTS

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


On August 20, 2008, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire 100% of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). Such agreement was amended on November 13, 2008 to clarify certain definitions and calculation of the purchase price, in addition to extending until December 31, 2008 the date by which the Company must satisfy the financing condition prior to closing and which after time either party may terminate the Agreement. The Company was unable to provide certification to NICO that the Company had cash available or had existing or committed borrowing facilities ("Financing Certificate") which together were sufficient to enable it to consummate the acquisition of Unione by December 31, 2008. Accordingly, under the terms of the Agreement, as amended, the NICO has the right to terminate the Agreement at its discretion and retaining the good faith deposit of $75,000. Discussions continue with NICO, and the Agreement has not been terminated.

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

                                                           THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT             FEBRUARY 28, 2009      FEBRUARY 29, 2008
                        ----------------             -----------------     -------------------

REVENUES:
 Investment advisory                                 $          59,078     $            63,925
 Surety insurance                                              256,016                 198,340
 Corporate                                                           -                 118,534
                                                     ------------------    -------------------
 Total revenues                                      $         315,094     $           380,799
                                                     ==================    ===================

NET INCOME (LOSS):
 Investment advisory                                 $          (9,134)    $           (45,718)
 Surety insurance                                               91,928                  62,416
 Corporate                                                    (293,366)               (326,954)
                                                     -----------------     -------------------
 Total net income (loss)                             $        (210,572)    $          (310,256)
                                                     =================     ===================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                            NINE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT             FEBRUARY 28, 2009      FEBRUARY 29, 2008
                        ----------------             -----------------     -------------------
REVENUES:
 Investment advisory                                 $         176,640     $           193,546
 Surety insurance                                              716,896                 488,457
 Corporate                                                         851                 124,348
                                                     -----------------     -------------------
 Total revenues                                      $         894,387     $           806,351
                                                     =================     ===================

NET INCOME (LOSS):
 Investment advisory                                 $        (108,960)    $          (160,451)
 Surety insurance                                              177,645                 100,337
 Corporate                                                  (1,125,518)               (785,628)
                                                     -----------------     -------------------
 Total net income (loss)                             $      (1,056,833)    $          (845,742)
                                                     =================     ===================


NOTE I - SUBSEQUENT EVENTS

Subsequent to February 28, 2009, the Company obtained borrowings of $187,500 from individuals to fund ongoing operations and made repayments of $75,000. Such borrowings were obtained under demand or 30-day notes bearing interest at the rate of 10.00% and included the issuance of 250,000 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $11,750 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $68,500.

On March 10, 2009, in accordance with the bridge financing arrangement, the Company became obligated to issue in the aggregate 5,010,640 shares of its common stock to the holders of such notes.

In March, 2009, the Company was unable to make the quarterly amortization payments then due to the bridge lenders and thus incurred an event of default under the bridge financing notes.

On March 23, 2009, the Company announced that FSC has entered into a reinsurance agreement with Lloyd's of London ("Reinsurer") for its coal reclamation surety bonding programs that will take effect on April 1, 2009. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of three years and can be terminated by either party by written notice of at least 90 days prior to any April 1. The contract calls for a minimum premium to be paid to the Reinsurer of $490,000 per year.

On March 31, 2009, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid quarterly dividends amounting to $25,963 and $239,676, respectively. As of March 31, 2009, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $224,437 and $2,767,979, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2008 and the nine-month period ended February 28, 2009, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia, arranging for strategic acquisitions to accelerate the progression of the Company's business plan, and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 2009

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended February 28, 2009 of $618,951 as compared with a loss of $681,487 for the corresponding period ended February 29, 2008.

REVENUES

Revenues from operations for the three-month period ended February 28, 2009 were $314,839 as compared with $261,826 for the corresponding period ended February 29, 2008. The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $56,101 for the three-month period ended February 28, 2009 as compared with $63,486 for the corresponding period ended February 29, 2008. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is attributable to the decline in size of the Jacobs & Company Mutual Fund that J&C manages as investment advisor as summarized below:

                                                  Three-month Period Ended
                                                        February 28,
                                             -----------------------------------
                                                   2009              2008
                                             -----------------------------------

Individually managed accounts                $         50,372  $         54,696
Mutual fund                                             5,729             8,790
                                             -----------------------------------
                                      Total  $         56,101  $         63,486
                                             ===================================


INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $243,505 for the three-month period ended February 28, 2009 as compared with $194,200 for the corresponding period ended February 29, 2008.

Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                   Three-month Period Ended
                                                         February 28,
                                              ----------------------------------
                                                    2009              2008
                                              ----------------------------------

Premium earned                                $        166,422  $       135,603
Net investment income                                   76,608           58,123
Commissions earned                                         475              474
                                              ----------------------------------
                                       Total  $        243,505  $       194,200
                                              ==================================

Revenues for this segment of the business are expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the three-month period ended February 28, 2009 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions as well as the average assets held for investment. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $4.925 million for the three-month period ended February 29, 2008 to approximately $6.061 million for the three-month period ended February 28, 2009 and an increase in investment yield from approximately 4.77% for the three-month period ended February 29, 2008 to approximately 5.16% for the three-month period ended February 28, 2009.

NET REALIZED INVESTMENT GAINS

In the three-month period ended February 28, 2009, the Company sold $200,000 par value (approximately $95,000 carrying value) of certain available-for-sale zero-coupon bond municipal securities that had appreciated in value realizing a gain of $12,557. Additionally, the Company had one of its available-for-sale securities that had been purchased at a slight premium called resulting in a nominal loss of $46.

During the three-month period ended February 29, 2008, a downturn in interest rates resulted in the Company having $2,005,000 of its investment portfolio redeemed pursuant to call features of individual securities within the portfolio. The Company recorded a net realized gain of $4,140 from these transactions and reinvested the proceeds in government guaranteed mortgaged-backed securities ("GNMAs") which yielded slightly less than the redeemed securities.

OTHER INCOME

In the three-month period ended February 28, 2009, the Company commenced to offer information technology services in an effort to generate additional income to offset internal costs. Revenue generated for such services amounted to approximately $2,270. Additional revenues of approximately $450 for the period were attributable to other investment advisory services.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 28, 2009. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended February 28, 2009 and 2008 amounted to $48,013 and $40,656 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 30% of earned premium.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $35,934 and $39,724 for the three-month periods ended February 28, 2009 and 2008, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 21.59% and 29.29% for the periods ended February 28, 2009 and 2008 respectively. The reduction in such cost as a percentage of earned premiums is attributable to cost for policy renewals being less than costs for the initial policy acquisition. As the growth in the book of insurance business slows, such percentage is expected to gradually decline and then level off.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended February 28, 2009 and 2008 were $310,378 and $337,435 respectively, representing a decrease of $27,057, and were comprised of the following:



                                                                 Three-month Period Ended
                                                                       February 28,
                                                           -------------------------------------
                                                                 2009               2008             DIFFERENCE
                                                                 ----               ----             ----------

Salaries and related costs                                 $         159,804    $       175,998   $        (16,194)
General office expense                                                22,298             32,157             (9,859)
Legal and other professional fees and costs                           46,981             11,089             35,892

Audit, accounting and related services                                33,349             37,267             (3,918)
Travel, meals and entertainment                                       10,489             20,590            (10,101)
Other general and administrative                                      37,457             60,334            (22,877)
                                                           ---------------------------------------------------------
                         Total general and administrative  $         310,378    $       337,435   $        (27,057)
                                                           =========================================================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $16,000 and are comprised of the following:


                                                                Three-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2009               2008            DIFFERENCE
                                                                 ----               ----            ----------

Salaries and taxes                                        $          147,667    $    167,594     $        (19,927)
Commissions                                                           16,717          31,632              (14,915)
Stock option expense                                                   9,847          22,433              (12,586)
Fringe benefits                                                       13,816          13,050                  766
Key-man insurance                                                     12,224          12,704
                                                                                                             (480)
Deferred policy acquisition costs                                    (40,467)        (71,415)              30,948
                                                          --------------------------------------------------------
                         Total salaries and related costs $          159,804    $    175,998     $        (16,194)
                                                          ========================================================


The decrease in salaries and taxes for the three-month period ended February 28, 2009 as compared to the same period of the previous year was the result of eliminating year-end bonuses paid to non-executive staff employees and the decrease of one staff position. The decrease in commissions and deferred policy acquisition costs is attributable to the Company's commission structure that pays a larger commission on the origination of a policy but reduced for subsequent policy renewals. The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees.

In the three-month period ended February 28, 2009, the Company reduced the plan benefits under its group health insurance resulting in a savings of approximately $1,850. However, this decrease was offset by a reduction of approximately $3,120 in annual premium refunded under the Company's group life insurance policy. The decrease in key-man insurance is attributable to the elimination of a long-term disability policy previously maintained by the Company for its CEO.

General office expense decreased by approximately $9,850 for the period ended February 28, 2009 as compared to the corresponding period of the previous year. Approximately $2,900 of such decrease was related to the recovery of prepaid express mail supplies that had been previously written-off (approximately $5,225) in the preceding quarterly period upon announcement by a major carrier that it was discontinuing its domestic-only air and ground services in the United States. Additionally, included in the corresponding period from the previous year was an adjustment with respect to state franchise taxes of approximately $5,700 resulting from a change in estimate. The remainder of the decrease resulted from a general decrease in office related expense resulting from management's efforts to reduce operating costs.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2009               2008            DIFFERENCE
                                                                 ----               ----            ----------

General corporate services                                $           20,710    $        11,089   $           9,621
Expansion of surety license to other states                            2,000                  -               2,000
Acquisition and financing related costs                               24,271                  -              24,271
                                                          ----------------------------------------------------------
                  Total legal and other professional fees $           46,981    $        11,089   $          35,892
                                                          ==========================================================

The increase in general corporate services results primarily from consultation with respect to matters relating to the Company's incurring a quarterly payment default with respect to its bridge-financing notes. In the three-month period ended February 28, 2009, the Company incurred expense of $2,000 relating to application preparation and efforts to expand FSC's surety licenses to other neighboring states. Such efforts have been thwarted by regulatory concerns at the parent company level.

Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $24,271 for the three-month period ended February 28, 2009. The Company continues to carry its $75,000 non-refundable deposit made in conjunction with the Company's proposed acquisition of Unione Italiana Reinsurance Company of America from National Indemnity Company ("NICO"). Under the terms of the acquisition agreement, because the Company did not satisfy the required financing condition (for closing) by December 31, 2008, NICO has thereafter had the right to terminate the agreement at its discretion. Nevertheless, the relationship of the Company and NICO continues; the Agreement has not been terminated, and the deposit has not been forfeited or written-off. The Company continues to believe that it is probable that the acquisition will be completed within the terms provided in the acquisition agreement. For the three month period ended February 29, 2008, $492,952 in professional fees were deferred in anticipation of an equity financing transaction and were subsequently expensed as of May 31, 2008 upon determination that such equity financing transaction was no longer probable due to changing equity market conditions.

The decrease in travel, meals and entertainment expense for the three-month period ended February 28, 2009 as compared to the corresponding 2008 period related primarily to additional travel incurred in 2008 in the Company's ongoing efforts to raise additional capital. In the three-month period ended February 28, 2009, travel and related costs include approximately $7,200 relating to meeting with underwriters in efforts to establish reinsurance agreements that would allow the FSC to write bonds for larger companies and provide additional growth prospects. On March 23, 2009, the Company announced that FSC had entered into a reinsurance agreement with Lloyd's of London for its coal reclamation bonding programs that became effective on April 1, 2009 (see Note I in the accompanying unaudited consolidated condensed financial statements).

Other general and administrative expense decreased approximately $22,875 for the three-month period ended February 28, 2009 as compared to the corresponding 2008 period. Approximately $8,300 of this reduction was attributable to professional expenses incurred in 2008 relating to the settlement of the Company's delinquent payroll tax obligations. The remaining decrease in general and administrative expense is result of management's efforts to curtail its operating costs.

MUTUAL FUND COSTS

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, J&C absorbed $11,088 of the Fund's operating expenses during the three-month period ended February 28, 2009 as compared to $27,557 for corresponding period from the previous year. Expense reimbursement accruals are recorded monthly based on billings received from the Fund of estimated expense reimbursement. Such estimates are adjusted to actual expenses incurred by the Fund as of January 31 of each year, the fiscal year-end for the Fund.

As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase. In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the three-month period ended February 28, 2009, the Fund's investment advisory fees decreased to $5,729 as compared with $8,790 for the corresponding three-month period ended February 29, 2008 as a result of a decrease in the Fund size. The Fund's average assets under management declined from approximately
$2.93 million for the three-month period ended February 29, 2008 to approximately $1.82 million for the three-month period ended February 28, 2009. As of February 28, 2009, assets under management were approximately $1.80 million.

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

GAIN ON DEBT EXTINGUISHMENT

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. In the three-month period ended November 30, 2007, the Company entered into negotiations for the repayment and settlement of this obligation with the Internal Revenue Service. In conjunction with such negotiations, the Company made a payment of approximately $173,000 towards the tax portion of this obligation leaving an estimated liability of approximately $344,500 as of November 30, 2007. In the three-month period ended February 29, 2008, the Company made an additional payment of approximately $229,000 that was applied to the remaining tax and interest due and requested abatement of all penalties relating to this matter. In February 2008, the Company received notification from the Internal Revenue Service granting its request for abatement of penalty with respect to this matter. Accordingly, in the three-month period ended February 29, 2008, the Company recognized a gain of $115,470 upon final settlement of this matter.

INTEREST AND DIVIDEND INCOME

Interest and dividend income for the three-month periods ended February 28, 2009 and 2008 consists of interest earned from the investment of the unexpended proceeds from the bridge-financing arrangements in short-term investment accounts and dividends earned on the Company's mutual fund investment and are as follows:

                                                                Three-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2009               2008            DIFFERENCE
                                                                 ----               ----            ----------

Interest                                                  $                -    $         3,065   $          (3,065)
Dividends on mutual fund investment                                      255                438                (183)
                                                          ----------------------------------------------------------
                             Total interest and dividends $              255    $         3,503   $          (3,248)
                                                          ==========================================================


INTEREST EXPENSE

Interest expense for the three-month period ended February 28, 2009 was $117,022 as compared with $243,549 for the corresponding period ended February 29, 2008. Components of interest expense are comprised of the following:

                                                                    Three-month Period Ended
                                                                          February 28,
                                                               -----------------------------------
                                                                     2009              2008            DIFFERENCE
                                                                     ----              ----            ----------

Interest expense on bridge-financing                           $         90,166  $         59,803   $        30,363
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                  10,808           173,584          (162,776)

Interest expense on demand and term notes                                15,600            10,017             5,583

Other finance charges                                                       448               145               303
                                                               -----------------------------------------------------
                                       Total interest expense  $        117,022  $        243,549   $      (126,527)
                                                               =====================================================

The increase in interest expense on bridge-financing is primarily attributable to the second round of bridge-financing notes totaling $1.0 million. The decrease in the expense of common shares issued (or to be issued) for the three-month period ended February 28, 2009 as compared to the corresponding period of the previous year was largely attributable to the decline in the average price of the company's common shares. Interest expense on demand and term notes increased due to increase borrowings, primarily from the CEO and largest shareholder.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended February 28, 2009 and 2008 are as follows:

                                                                Three-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2009               2008            DIFFERENCE
                                                                 ----               ----            ----------
Accretion of discount                                     $          143,179    $       133,461  $            9,718
Accrued dividends                                                    265,200            237,770              27,430
                                                          ----------------------------------------------------------
                            Total accretion and dividends $          408,379    $       371,231  $           37,148
                                                          ==========================================================

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

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED FEBRUARY 28, 2009

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the nine-month period ended February 28, 2009 of $2,254,788 as compared with a loss of $1,935,125 for the corresponding period ended February 29, 2008.

REVENUES

Revenues from operations for the nine-month period ended February 28, 2009 were $893,280 as compared with $681,560 for the corresponding period ended February 29, 2008. The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $173,662 for the nine-month period ended February 28, 2009 as compared with $193,103 for the corresponding period ended February 29, 2008. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is largely attributable to the decline in size of the Jacobs & Company Mutual Fund that J&C manages as investment advisor as summarized below:

                                                  Nine-month Period Ended
                                                        February 28,
                                             -----------------------------------
                                                   2009              2008
                                             -----------------------------------

Individually managed accounts                $        154,912  $        162,204
Mutual fund                                            18,750            30,899
                                             -----------------------------------
                                      Total  $        173,662  $        193,103
                                             ===================================


INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $704,384 for the nine-month period ended February 28, 2009 as compared with $484,868 for the corresponding period ended February 29, 2008. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                 Nine-month Period Ended
                                                       February 28,
                                            -----------------------------------
                                                  2009              2008
                                            -----------------------------------

Premium earned                              $        474,183   $       309,181
Net investment income                                218,451           165,183
Commissions earned                                    11,750            10,504
                                            -----------------------------------
                                     Total  $        704,384   $       484,868
                                            ===================================

Revenues for this segment of the business are expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the nine-month period ended February 28, 2009 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $4.370 million for the nine-month period ended February 29, 2008 to approximately $5.885 million for the nine-month period ended February 28, 2009, offset by a decrease in investment yield from approximately 5.08% for the nine-month period ended February 29, 2008 to approximately 5.01% for the nine-month period ended February 28, 2009.

NET REALIZED INVESTMENT GAINS

In the three-month period ended February 28, 2009, the Company sold $200,000 par value (approximately $95,000 carrying value) of certain available-for-sale zero-coupon bond municipal securities that had appreciated in value realizing a gain of $12,557. Additionally, the Company had one of its available-for-sale securities purchased at a slight premium called resulting in a nominal loss of $46.

During the three-month period ended February 29, 2008, a downturn in interest rates resulted in the Company having $2,005,000 of its investment portfolio redeemed pursuant to call features of individual securities within the portfolio. The Company recorded a net realized gain of $4,140 from these transactions and reinvested the proceeds in government guaranteed mortgaged-backed securities ("GNMAs") which yielded slightly less than the redeemed securities. Previously, in the three-month period ended November 30, 2007, the Company reclassified investments in debt securities of Federal National Mortgage Association ("FNMA" or "Fannie Mae") previously classified as held-to-maturity to the available-for-sale classification in response to uncertainties attributable to the slumping U.S. mortgage and housing markets and its potential effect on the issuer's financial condition. At that time, the Company sold one its FNMA securities at a slight loss of $551.

OTHER INCOME

In the three-month period ended February 28, 2009, the Company commenced to offer information technology services in an effort to generate additional income to offset internal costs. Revenue generated for such services amounted to approximately $2,270. Additional revenues of approximately $450 for the period were attributable to other investment advisory services.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 28, 2009. However, "incurred but not reported" (IBNR) policy losses for the nine-month period ended February 28, 2009 and 2008 amounted to $141,046 and $92,635 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 30% of earned premium.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $114,947 and $88,825 for the nine-month periods ended February 28, 2009 and 2008, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 24.24% and 28.73% for the periods ended February 28, 2009 and 2008 respectively. The reduction in such cost as a percentage of earned premiums is attributable to cost for policy renewals being less than costs for the initial policy acquisition. As the growth in the book of insurance business slows, such percentage is expected to gradually decline and then level off.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the nine-month periods ended February 28, 2009 and 2008 were $1,249,042 and $986,031 respectively, representing an increase of $263,011, and were comprised of the following:

                                                                 Nine-month Period Ended
                                                                       February 28,
                                                           -------------------------------------
                                                                 2009               2008             DIFFERENCE
                                                                 ----               ----             ----------

Salaries and related costs                                 $         498,797    $       544,342  $          (45,545)
General office expense                                                80,686             84,149              (3,463)
Legal and other professional fees and costs                          413,806             58,591             355,215
Audit, accounting and related services                                83,204             92,913              (9,709)
Travel, meals and entertainment                                       44,868             54,076              (9,208)
Other general and administrative                                     127,681            151,960             (24,279)
                                                           ---------------------------------------------------------
                         Total general and administrative  $       1,249,042    $       986,031  $          263,011
                                                           =========================================================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $45,550 and are comprised of the following:

                                                                 Nine-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2009               2008            DIFFERENCE
                                                                 ----               ----            ----------
Salaries and taxes                                        $          443,828    $       464,157  $          (20,329)
Commissions                                                           23,403             31,855             ( 8,452)
Stock option expense                                                  36,829             79,619             (42,790)
Fringe benefits                                                       47,936             44,747               3,189
Key-man insurance                                                     42,576             30,638              11,938
Deferred policy acquisition costs                                    (95,775)          (106,674)             10,899
                                                          ----------------------------------------------------------
                         Total salaries and related costs $          498,797    $       544,342  $          (45,545)
                                                          ==========================================================

The decrease in salaries and taxes for the nine-month period ended February 28, 2009 as compared to the same period of the previous year was the result of eliminating year-end bonuses paid to non-executive staff employees and the decrease of one staff position. The decrease in commissions and deferred policy acquisition costs is attributable to the Company's commission structure that pays a larger commission on the origination of a policy but reduced for subsequent policy renewals. The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees.

The increase in fringe benefits for the nine-month period ended February 28, 2009 is attributable to increased health care costs and a reduced return of premium on the Company's group life insurance. On December 1, 2008, the Company reduced the plan benefits under its group health care plan in order to reduce costs. The increase in key-man insurance is attributable to additional life insurance purchased in connection with the increased debt the Company incurred.

General office expense decreased by approximately $3,500 for the nine-month period ended February 28, 2009 as compared to the corresponding period of the previous year. Included in the corresponding period from the previous year was an adjustment with respect to state franchise taxes of approximately $5,700 resulting from a change in estimate. This decrease in comparison to the prior year period was offset by the write-off and subsequent partial recovery of prepaid express mail supplies of approximately $2,325 (net) upon the announcement by a major carrier that it was discontinuing its domestic-only air and ground services in the United States. Management has returned a second shipment of such supplies through its vendor supply chain in an effort to recoup its remaining cost.

Legal and other professional fees and costs were comprised of the following:

                                                                 Nine-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2009               2008            DIFFERENCE
                                                                 ----               ----            ----------
General corporate services                                $           44,417    $        34,865   $           9,552
Expansion of surety license to other states                           61,982                  -              61,982
Acquisition and financing related costs                              307,407             23,726             283,681
                                                          ----------------------------------------------------------
                  Total legal and other professional fees $          413,806    $        58,591   $         355,215
                                                          ==========================================================


In the nine-month period ended February 28, 2009, the Company incurred legal and professional expense of $61,982 relating to efforts to expand FSC's surety license to the State of Ohio and other neighboring states. FSC was successful with its efforts in Ohio; however, efforts to expand its licenses to other neighboring states have been thwarted by regulatory concerns at the parent company level.

Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $307,407 for the nine-month period ended February 28, 2009. Such expense includes the write-off of a $50,000 non-refundable deposit made in connection with the Company's proposed acquisition of Reclamation Surety Holding Company, Inc. ("RSH"). This write-off was incurred based upon the Company's release of the deposit to RSH incident to the Company's obtaining an extension of the period for the Company's fulfilling its financing condition until October 31, 2008, and determination that any acquisition of RSH by the Company is unlikely to be on terms provided in the Merger Agreement. The Company continues to carry its $75,000 non-refundable deposit made in conjunction with its proposed acquisition of Unione Italiana Reinsurance Company of America from National Indemnity Company ("NICO"). Under the terms of the acquisition agreement, because the Company did not satisfy the required financing condition (for closing) by December 31, 2008,

NICO has thereafter had the right to terminate the agreement at its discretion. Nevertheless, the relationship of the Company and NICO continues; the agreement has not been terminated; and the Company continues to believe it is probable that the acquisition will be completed within the terms provided in the acquisition agreement. For the nine-month period ended February 29, 2008, $23,726 of such costs were expensed and $561,606 in professional fees were deferred in anticipation of an equity financing transaction and were subsequently expensed as of May 31, 2008 upon determination that such equity financing transaction was no longer probable due to changing equity market conditions.

Audit, accounting and related services for the nine-month period ended February 29, 2008 includes a billing for professional services of approximately $9,000 related to a non-recurring accounting matter.

The decrease in travel, meals and entertainment expense for the nine-month period ended February 28, 2009 as compared to the corresponding 2008 period related primarily to additional travel incurred in 2008 in the Company's ongoing efforts to raise additional capital. Included in the nine-month period ended February 28, 2009 are travel and related costs of approximately $10,900 relating to meetings with underwriters in efforts to establish reinsurance agreements that would allow the FSC to write bonds for larger companies and provide additional growth prospects. On March 23, 2009, the Company announced that FSC had entered into a reinsurance agreement with Lloyd's of London for its coal reclamation bonding programs that became effective on April 1, 2009 (see Note I in the accompanying unaudited consolidated condensed financial statements).

Other general and administrative expense decreased approximately $27,279 for the nine-month period ended February 28, 2009 as compared to the corresponding 2008 period. Approximately $8,300 of this reduction was attributable to professional expenses incurred in 2008 relating to the settlement of the Company's delinquent payroll tax obligations. The remaining decrease in general and administrative expense is result of management's efforts to curtail its operating costs.

MUTUAL FUND COSTS

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, J&C absorbed $84,428 of the Fund's operating expenses during the nine-month period ended February 28, 2009 as compared to $113,067 for corresponding period from the previous year. Expense reimbursement accruals are recorded monthly based on billings received from the Fund of estimated expense reimbursement. Such estimates are adjusted to actual expenses incurred by the Fund as of January 31 of each year, the fiscal year-end for the Fund.

As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase. In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the nine-month period ended February 28, 2009, the Fund's investment advisory fees decreased to $18,750 as compared with $30,899 for the corresponding nine-month period ended February 29, 2008 as a result of a decrease in the Fund size. The Fund's average assets under management declined from approximately $3.46 million for the nine-month period ended February 29, 2008 to approximately $2.05 million for the nine-month period ended February 28, 2009. As of February 28, 2009, assets under management were approximately $1.80 million.

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

GAIN ON DEBT EXTINGUISHMENT

The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. In the three-month period ended November 30, 2007, the Company entered into negotiations for the repayment and settlement of this obligation with the Internal Revenue Service. In conjunction with such negotiations, the Company made a payment of approximately $173,000 towards the tax portion of this obligation leaving an estimated liability of approximately $344,500 as of November 30, 2007. In the three-month period ended February 29, 2008, the Company made an additional payment of approximately $229,000 that was applied to the remaining tax and interest due and requested abatement of all penalties relating to this matter. In February 2008, the Company received notification from the Internal Revenue Service granting its request for abatement of penalty with respect to this matter. Accordingly, in the three-month period ended February 29, 2008, the Company recognized a gain of $115,470 upon final settlement of this matter.

INTEREST AND DIVIDEND INCOME

Interest and dividend income for the nine-month periods ended February 28, 2009 and 2008 consists of interest earned from the investment of the unexpended proceeds from the bridge-financing arrangements in short-term investment accounts and dividends earned on the Company's mutual fund investment and are as follows:


                                                                 Nine-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2009               2008              DIFFERENCE
                                                                 ----               ----              ----------
Interest                                                  $              852    $         8,883    $      (8,031)
Dividends on mutual fund investment                                      255                438             (183)
                                                          ----------------------------------------------------------
                             Total interest and dividends $            1,107    $         9,321    $      (8,214)
                                                          ==========================================================

INTEREST EXPENSE

Interest expense for the nine-month period ended February 28, 2009 was $352,031 as compared with $365,260 for the corresponding period ended February 29, 2008 and is comprised of the following:

                                                                    Nine-month Period Ended
                                                                          February 28,
                                                               -----------------------------------
                                                                     2009              2008           DIFFERENCE
                                                                     ----              ----           ----------

Interest expense on bridge financing                           $        266,186   $       108,166   $      158,020
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                  42,637           200,216         (157,579)
Interest expense on demand and term notes                                39,404            39,260              144
Interest expense accrued on debt obligations subsequently
settled and recorded as gain on debt extinguishment                           -            13,075          (13,075)
Other finance charges                                                     3,804             4,543             (739)
                                                               -----------------------------------------------------

                                       Total interest expense  $        352,031   $       365,260   $      (13,229)
                                                               =====================================================

The increase in interest expense on bridge-financing is primarily attributable to the second round of bridge-financing notes totaling $1.0 million. The decrease in the expense of common shares issued (or to be issued) for the nine-month period ended February 28, 2009 as compared to the corresponding period of the previous year was largely attributable to the decline in the average price of the company's common shares in addition to less shares being issued under the terms of the bridge-financing arrangement.

Interest expense on debt obligations subsequently settled relates to payroll tax obligations for periods ended on or before December 31, 2005 that was settled in February 2008.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for nine-month periods ended February 28, 2009 and 2008 are as follows:

                                                                 Nine-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2009               2008               DIFFERENCE
                                                                 ----               ----               ----------
Accretion of discount                                     $          422,095    $       393,447     $        28,648
Accrued dividends                                                    775,860            695,936              79,924
                                                          ----------------------------------------------------------
                            Total accretion and dividends $        1,197,955    $     1,089,383     $       108,572
                                                          ==========================================================

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of February 28, 2009.

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

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced significant operating losses of approximately $3,333,000 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) and $2,661,000 for the fiscal years ended May 31, 2008 and 2007, respectively and an operating losses of approximately $619,000 and $2,255,000 for the three and nine-month periods ended February 28, 2009. The Company continues to experience significant cash flow concerns resulting in the deferral of payments to professionals and others. Additionally, the Company defaulted on its December 10, 2008 quarterly payment to its bridge-financing lenders (see Note E in the accompanying unaudited consolidated condensed financial statements). The Company reported cash flow from operating activities of approximately $146,000 for the three-month period ended February 28, 2009, however deferral of payments to professional and others of approximately $106,000 contributed to this result. Additionally, as discussed below, a substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions.

Pursuant to the approval of the transaction to acquire FSC by the Insurance Commissioner of the State of West Virginia, the Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Of the Company's investments and cash in the amount of $6,148,188 as of February 28, 2009, $6,143,525 is restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.

Accordingly, because of these restrictions, as of February 28, 2009, a significant deficiency in working capital exists as the Company's current liabilities exceed its available current assets. Additionally, the Company has incurred a payment default with respect to its quarterly bridge-financing payments. Management has initiated discussions with the bridge-financing lenders in an effort to negotiate terms for curing the default. The Company's ability to pay dividends accrued with respect to its Series A and Series B preferred stock will be limited until such time as current liabilities are substantially liquidated and sufficient cash flow from operations is being generated to service these and other obligations.

While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it anticipates that losses and working capital deficiencies will continue until FSC is able to develop a substantial book of business.

Management remains encouraged as to the overall market conditions for the Company's products and services and the need for additional bonding capacity, by both large and small companies. Management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the parent company's financial condition were strengthened, entry into other states would be less challenging. As expansion of FSC's business to other states is a key component to fully implementing the Company's business plan, management continues to pursue avenues that will provide additional capital at the FSC level to increase the capacity of its insurance subsidiary and at the parent level to fund continuing operations as the business is being fully developed.

In order to best position the Company to accomplish the larger financing necessary to expand the Company's business and penetrate new markets, the Company contracted to accomplish two acquisitions (see Note G in the accompanying unaudited consolidated condensed financial statements) that the Company believed would substantially enhance the business and prospects of the Company. The acquisitions were contingent upon the Company's obtaining necessary financing and one (for an insurance company) was and remains contingent upon necessary regulatory approvals. The Company failed to obtain the necessary financing within the time periods prescribed by the acquisition agreements; but remains in discussions with both parties; and the Company's agreement with respect to the insurance company remains in effect.

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

Recent turmoil in financial markets has severely affected the Company's efforts to accomplish a larger permanent financing. While efforts continue to be pursued, to date, no commitment has been secured, and there remains substantial doubt regarding the Company's ability to obtain the necessary financing to complete the acquisitions within the current time frames provided in the acquisition agreements. Both time frames provided within the acquisition agreements for closing the transactions have expired.

On March 23, 2009, the Company announced that FSC had entered into a reinsurance agreement with Lloyd's of London for its coal reclamation bonding programs that became effective on April 1, 2009 (see Note I in the accompanying unaudited consolidated condensed financial statements). This reinsurance program will provide additional bonding capacity to FSC and enable it the ability to write more bonds and of greater size for coal operators. Management believes that having this program will allow FSC to expand its market share resulting in increased cash flow at each of the Company's operating subsidiaries.

Given current financial market conditions and the uncertainties as to when stability will return to the financial markets, until permanent financing can be secured, management will continue to strive to reduce and then eliminate operating losses by implementing further measures to control and reduce costs while maintaining and growing the Company's current revenue base. Unless permanent financing can be secured, future revenue growth can be expected to be achieved at a slower pace than has been projected by the Company. Until such time that the Company's operating costs can be serviced by the Company's revenue stream, management will continue to seek to raise additional funds for operations through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's exposure to the subprime mortgage risk is minimal due to its investment in mortgage-backed securities having been limited to only those securities backed by the United States government (i.e. Government National Mortgage Association or GNMA securities). The Company also holds municipal obligations that have been fully defeased through the purchase of Resolution Funding Corporation ("REFCORP") strips that have been placed in escrow and provide the means for the bond repayment. REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to provide funds to the Resolution Trust Corporation ("RTC") in order to help resolve the Savings and Loan failures. REFCORP operates as a United States Treasury agency under the direction of the RTC Oversight Board, whose chair is the secretary of the United States Treasury, and its obligations are ultimately backed by the United States government.

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

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been partially implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of February 28, 2009, were effective. Accordingly, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of February 28, 2009, were ineffective. Other changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of February 28, 2009 and May 31, 2008 and the results of its operations and cash flows for the three and nine-month periods ended February 28, 2009 and 2008 in conformity with U.S. generally accepted accounting principals (GAAP).

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In January 2009, 29 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash of $29,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $459,456.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS
3.1   Company's Articles of Incorporation (1)
3.2   Company's By-laws (1)
3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
10.1  Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2) (4)
10.2  Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated
      August 20, 2008 (5) (6)
31.1  Certification  of Chief  Executive  Officer  and Chief  Financial  Officer pursuant to Rule 13a-146.1  promulgated under the
      Securities  Exchange Act of 1934
32.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1  Form of Subscription Agreement and Promissory Note  (Bridge-financing) (3)
--------------
      (1)   Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
      (2)   Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
      (3)   Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008
      (4)   Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008
      (5)   Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008
      (6)   Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 20, 2009                        JACOBS FINANCIAL GROUP, INC.
                                    --------------------------------------------
                                                   (Registrant)
                                 By:
                                    /s/John M. Jacobs
                                    --------------------------------------------
                                    John M. Jacobs, President