Form 10-K
period 2009-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2009-09-16
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
                 ----------------------------------------------
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


               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
            --------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

               Yes[ ]                              No[X]
                                                      -

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act.

               Yes[ ]                              No[X]
                                                      -

Indicated by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes[X]                              No[ ]
                   -

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

               Yes[ ]                              No[X]
                                                      -

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of November 30, 2008: $783,348 (174,077,272 shares at $.0045 /
share)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 186,028,413 shares of common stock as of September 9, 2009.



                                             TABLE OF CONTENTS

                                                                                                PAGE
                    PART I

Item 1              Business                                                                      4
Item 1A             Risk Factors                                                                  5
Item 2              Properties                                                                    5
Item 3              Legal Proceedings                                                             5
Item 4              Submission of Matters to a Vote of Security Holders                           5

                    PART II

Item 5              Market for Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities                                     6
Item 6              Selected Financial Data                                                       7
Item 7              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         7
Item 7A             Quantitative and Qualitative Disclosures About Market Risk                    18
Item 8              Financial Statements and Supplementary Data                                   18
Item 9              Changes in and Disagreements With Accountants on Accounting and
                    Financial Disclosure                                                          19
Item 9A(T)          Controls and Procedures                                                       19
Item 9B             Other Information                                                             20

                    PART III

Item 10             Directors, Executive Officers and Corporate Governance                        21
Item 11             Executive Compensation                                                        23
Item 12             Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters                                                   25
Item 13             Certain Relationships and Related Transactions and Director
                    Independence                                                                  28
Item 14             Principal Accounting Fees and Services                                        29

                    PART IV

Item 15             Exhibits, Financial Statement Schedules                                       32

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

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of seven (7) full-time employees.

Item 1A.RISK FACTORS

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.


Item 2. PROPERTIES

Through its wholly-owned subsidiary, Crystal Mountain Water, Inc. ("CMW"), the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $180 per month with automatic options to extend the leasehold through October 2026. CMW has the right to cancel the lease upon sixty (60) days written notice at any time. The property is presently not being actively explored or developed. During the 2002 fiscal year, management evaluated the lease and determined the development was not currently feasible. Accordingly, the Company recorded an impairment of $116,661 to its investment in the lease. Opportunities will continue to be explored as they arise with respect to the development or sale of the leasehold interest.


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


                                                  HIGH                      LOW
                                                  ----                      ---

FISCAL YEAR ENDED MAY 31, 2009

         4th Quarter                              .045                     .001
         3rd Quarter                              .01                      .003
         2nd Quarter                              .01                      .003
         1st Quarter                              .01                      .003


FISCAL YEAR ENDED MAY 31, 2008

         4th Quarter                              .025                    .00831
         3rd Quarter                              .07                      .006
         2nd Quarter                              .03                      .006
         1st Quarter                              .03                       .01


As of May 31, 2009, there were approximately 882 holders of record of the Company's common stock.

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

As of May 31, 2009, shares of the Company's common stock authorized for issuance under the Registrant's 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------- ------------------------------------------ ------------------------------------------
       Number of Shares to be Issued                     Weighted-Average                           Number of Shares
             Upon Exercise of                            Exercise Price of                         Remaining Available
            Outstanding Options                         Outstanding Options                        For Future Issuance
-------------------------------------------- ------------------------------------------ ------------------------------------------
                23,100,000                                    .06652                                   11,900,000
-------------------------------------------- ------------------------------------------ ------------------------------------------

There are no other equity compensation plans not approved by stockholders of the Company.

UNREGISTERED SALES OF EQUITY SECURITIES

In the three-month period ended May 31, 2009, 232 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $232,000.

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


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2009, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for an increase in FSC's bonding capacity through a reinsurance relationship, raising additional capital to increase the capital base of FSC and facilitate entry into other state markets and other means of accelerating the progression of the Company's business plan.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED MAY 31, 2009

RESULTS OF OPERATIONS

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of $3,057,687 in fiscal 2009 as compared with a loss (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of $3,332,942 in fiscal 2008. While total revenues increased from approximately $957,000 in fiscal 2008 to approximately $1,194,000 in fiscal 2009, total expenses decreased from approximately $2,465,000 in fiscal 2008 to approximately $2,039,000 in fiscal 2009, resulting in a decrease in the loss from operations of approximately $663,000.

The increase in revenues is largely attributable to new business acquired by FSC and increased investment holdings of FSC. The decrease in expenses is attributable to decreased general and administrative expense related to reduction in personnel and reduction in professional fees incurred in the Company's negotiating and entering into acquisition agreements with respect to RSH and Unione in fiscal 2008 and ongoing efforts to raise additional capital to expand its business.

Interest expense increased from approximately $479,000 in fiscal 2008 to approximately $605,000 in fiscal 2009 due to additional borrowings incurred to pay professional fees and expenses related to the Company's efforts to raise additional capital financing and to provide financing of current operations.

Accretion and accrued dividends on preferred stock increased from approximately $1,471,000 in fiscal 2008 to approximately $1,609,000 in fiscal 2009. This increase is attributable the accrual of dividends associated with the issuance of the Company's Series A preferred stock in connection with its partially collateralized bonding programs and the compounding of accrued dividends on previously accrued but unpaid dividends.

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

The Series A designation was designed for issuance to principals desiring surety bonds under FSC's partially collateralized bonding programs. As designed, proceeds from the sale of Series A preferred stock is down-streamed to FSC to increase its capital and insurance capacity, although to the extent that proceeds from the sale of Series B preferred shares was used in the initial acquisition and funding of FSC, the Company was allowed to use such proceeds to redeem Series B preferred stock (Company option to redeem) or for funding of on-going operations. Effective June 1, 2007, the Company agreed to the request by the West Virginia Insurance Department to downstream all future proceeds from the sale Series A preferred stock in order to build capital and surplus reserves of the insurance subsidiary to more substantial levels.

The Series A designation contains a conditional redemption feature providing for the redemption of the Series A shares at any time after the seventh (7th) anniversary of the Issue Date, provided that the principal no longer requires surety bonds issued by FSC. Furthermore, once redeemed, the principal will no longer be eligible to participate in partially collateralized bonding programs offered by FSC. Surety bonds currently being issued by FSC are primarily for coal mining and reclamation permits, which are long-term in nature and continually evolving whereby outstanding bonds are periodically released as properties are mined and reclaimed and new bonds issued for properties to be mined in the future. Accordingly, this source of financing was designed to be long-term by nature.

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

BRIDGE-FINANCING, COMMITMENTS AND MATERIAL AGREEMENTS

Of primary importance to the Company's ability to fully implement its business plan is the expansion of that business into additional states. Regulatory approval and licensing is required for each state where FSC seeks to conduct business. Management found entry into additional states (as a surety) was proving difficult without the benefit of more substantial capital and reserves due to FSC's status as a recent entry into this market. Accordingly, management began pursuing avenues that would provide additional capital to facilitate such expansion.

Beginning in fiscal 2008 and completed during the first quarter of fiscal 2009, the Company obtained two rounds of bridge financing totaling an aggregate of $3,500,000. The purpose of the financing was to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing and, in addition, to increase the capital surplus of FSC to make possible the reactivation of FSC's surety license in the state of Ohio. The terms of the bridge-financing arrangement provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and because such a qualified equity offering was not consummated by September 10, 2008, accrued interest-to-date was payable, and quarterly installments of principal and interest became payable over five years commencing in December 2008. The interest rates on such notes are fixed at 10.00%. Payments due December 2008 and March 2009 were not made by the Company as scheduled, but an agreement was subsequently entered into with the bridge lenders on June 5, 2009, modifying payment terms to cure the default and pledging the stock of the Company's subsidiary, CMW, as security for repayment of the loans.

Certain equity inducements in the form of common stock of the Company were provided under the terms of the bridge loan documents. Upon issuance of the bridge notes, an aggregate of 7% of the outstanding common stock of the Company was issued to the bridge lenders. Upon retirement of the notes upon consummation of a qualified equity offering, the Company will issue to the bridge lenders a percentage of the outstanding common stock of the Company which, when added to the stock initially issued, may equal as much as 28% of the common stock of the Company that would otherwise have been retained by the holders of the Company's common shares immediately prior to the financing. Finally, because a qualified financing was not completed by September 10, 2008, the Company was required to issue to the bridge lenders under the terms of the loan documents a total of 2.8% of the Company's outstanding common shares at such date. An additional 2.8% of the Company's outstanding common shares are required to be issued upon each six-month anniversary date thereof until retirement of the notes.

RESTRICTIONS ON USE OF ASSETS

Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. Accordingly, cash, marketable investments, and other receivables held by FSC are restricted from use to fund operations or meet cash needs outside of the insurance company's domain. As of May 31, 2009, such assets amounted to approximately $6.78 million.

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


RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of May 31, 2009.

FSC is currently licensed to write coal permit and miscellaneous fixed-liability limit surety bonds in West Virginia and Ohio. Coal permit bonds are required by regulatory agencies to assure the reclamation of land that has been disturbed by mining operations, and accordingly, is a highly regulated process by federal and state agencies. Such bonds are generally long-term in nature with mining operations and reclamation work being conducted in unison as the property is mined. Additionally, no two principals and properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the properties in accordance with the specifications of the mining permit, prepared by independent outside professionals experienced in this field of work. Such estimates are then periodically updated and compared with marketable securities pledged, and held for the benefit of FSC as collateral for the surety bond, to mitigate the exposure to significant loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or forfeit the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained, or if the collateral held has experienced significant deterioration in value and if FSC is not otherwise able to recover under its contractual rights to indemnification.

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

LIQUIDITY AND GOING CONCERN

The Company has experienced operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,058,000 and $3,333,000 for the fiscal years ended May 31, 2009 and 2008, respectively. The Company continues to face significant working capital deficiencies and cash flow concerns. This has resulted in the deferral of payments to professionals and others and an inability to pay its preferred stock dividend obligation. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled FSC to write more bonds and of greater size for its coal reclamation bonding clients. Management expects this reinsurance arrangement to allow FSC to expand its market share and to result in increased cash flow for each of the Company's operating subsidiaries.

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a recent entry into this market and the financial condition of the Company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in those states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matures at the end of 2010, management is considering a recapitalization. The goal of any such recapitalization will be to stabilize the financial position of the Company, which management believes will improve the Company's prospects for a relationship with potential capital sources, assist FSC as it applies to enter other state markets and be an impetus to the growth of the Company's business. Any such recapitalization is expected to involve the voluntary participation of the holders of Series B Preferred
Stock,  and  no  assurance  can  be  given  that  a  recapitalization   will  be
accomplished.

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

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2009 WITH 2008

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of $3,057,687 in fiscal 2009 as compared with a loss of $3,332,942 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) in fiscal 2008.

REVENUES

Revenues in fiscal 2009 amounted to $1,194,077 as compared with $957,142 in fiscal 2008. The increase in revenues is largely attributable to new business acquired by FSC and increased investment holdings of FSC.

Revenue from the investment management segment, net of advisory referral fees, was $233,298 in fiscal 2009 as compared with $262,806 in fiscal 2008, representing a decrease of $29,503. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from year to year with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is primarily attributable to a decrease in advisory fees received from the J&C Fund resulting from a decline in assets under management.

Revenue from the surety insurance segment, consisting of FSC and TSA, was $957,067 for fiscal 2009 as compared with $694,336 for fiscal 2008. Revenues attributable to the insurance segment are as follows:

                                                  Year Ended May 31,
                                                 2009            2008
                                            --------------- --------------

  Premiums and commissions                  $     660,222   $     465,286
  Net investment income                           288,747         225,461
  Net realized investment gains                     8,098           3,589
                                            --------------- --------------

                                     Total  $     957,067   $     694,336
                                            =============== ==============

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

The increase in revenues reflected above is attributable to increased surety business that has been secured in fiscal 2009. However, net premium written (written premium less deductions for ceded reinsurance) in fiscal 2009 amounted to $813,345 as compared with $586,498 in fiscal 2008, and is more reflective of the growth experienced in this segment of the business for the comparable periods. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.

Additionally, during fiscal 2009, in conjunction with the increased surety business written, proceeds amounting to $259,000 from the sale of Series A preferred stock were contributed to the surplus and capital of FSC. $176,000 in proceeds have been collected but not yet contributed to the surplus and capital of FSC. FSC's investment holdings in fiscal 2009 averaged $5.986 million as compared with $4.553 million for fiscal 2008, with investment yields remaining relatively unchanged at just below 5.00%.

EXPENSES

Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC since its acquisition in December 2005. Incurred policy losses for fiscal 2009 have been recorded as $186,007 or 28.5% of earned premium as compared to $135,867 or 30.0% of earned premium for fiscal 2008. IBNR loss estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. FSC has experienced no claims for losses as of May 31, 2009.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions, and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2009 such costs amounted to $153,263 or 23.5% of earned premium as compared with $126,386 or 27.9% in fiscal 2008.

General and administrative expenses for fiscal 2009 were $1,564,224 as compared with $2,037,178 for fiscal 2008, representing a decrease of $472,954 and are comprised of the following:


                                                           Year Ended May 31,
                                                         2009              2008          DIFFERENCE
                                                    ---------------- ----------------- ----------------
Salaries and related costs                          $      550,646   $      727,219    $   (176,573)
General office expense                                     103,830          111,739          (7,909)
Legal and other professional fees                          486,878          804,512        (317,634)

Audit, accounting and related services                     126,359          118,595           7,764
Travel, meals and entertainment                             58,589           73,668         (15,079)
Other general and administrative                           237,922          201,445          36,477
                                                    ---------------- ----------------- ----------------
                  Total general and administrative  $    1,564,224   $    2,037,178    $   (472,954)
                                                    ================ ================= ================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $176,573 and are comprised of the following:

                                                             Year Ended May 31,
                                                          2009               2008            DIFFERENCE
                                                    ------------------ ------------------ ---------------
Salaries and wages                                  $      528,699     $      567,522     $ (38,823)

Commissions                                                 26,131             37,147       (11,016)

Payroll taxes                                               45,262             47,107        (1,845)
Stock option expense                                        11,462             98,972       (87,510)

Fringe benefits                                             63,531             61,764         1,767
Key-man life insurance                                      57,522             42,863        14,659
Deferred policy acquisition costs                         (181,961)          (128,156)      (53,805)
                                                    ------------------ ------------------ ---------------
                  Total salaries and related costs  $      550,646     $      727,219     $(176,573)
                                                    ================== ================== ===============

Decreases in salaries and wages relate to decreased staff and year-end bonuses paid to non-executive employees. The decrease in stock option expense is attributable to non-uniform vesting schedules under which options vest for certain key employees as well as the expiration of options for employees terminated in 2009. Group health benefits remained consistent with the previous year, but were offset by an increase in the Company's group life insurance cost of approximately $2,000. The increase in key-man life insurance is attributable to the increased debt the Company has incurred.

In fiscal 2009, legal and professional fees of approximately $486,900 included approximately $305,500 relating to the Company's on-going efforts to raise additional capital for the expansion of the surety business into other states.

Other less significant increases and decreases were experienced in audit, travel and other general administrative expenses categories in fiscal 2009 as compared to fiscal 2008.

Jacobs & Co. is the investment advisor to the J&C Fund. While the Fund is responsible for its own operating expenses, Jacobs & Co., as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2.00% of the average net assets. Under this expense limitation agreement, Jacobs & Co. absorbed $122,758 of the Fund's operating expenses in fiscal 2009 as compared to $157,269 in fiscal 2008. As the Fund grows in size of assets under management, expenses (in excess of the 2% level) absorbed by Jacobs & Co. will decrease until the Fund reaches sufficient size to support its on-going operating costs. In contrast, as the Fund grows in size, revenues from investment advisory fees will increase. Additionally, should the Fund's operating expense ratio fall below the 2.00% level, the costs absorbed by the Company are reimbursable to it for a period of up to three years. In fiscal 2009, the Fund's investment advisory and distribution fee revenue amounted to $24,143 as compared to $39,535 in fiscal 2008. The Fund's average assets under management declined from approximately $3.25 million in fiscal 2008 to approximately $1.95 million in fiscal 2009. As of May 31, 2009, assets under management were approximately $1.81 million.

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

INTEREST EXPENSE AND INTEREST INCOME

Interest expense for fiscal 2009 was $605,045 as compared with $479,295 in fiscal 2008. The increase in interest expense is primarily attributable to the additional borrowings under the bridge-financing arrangement undertaken by the Company beginning in September 2007. Components of interest expense are comprised of the following:


                                                                    Year Ended May 31,
                                                                 2009               2008             DIFFERENCE
                                                           ------------------ ------------------  -----------------
Interest expense on bridge financing                       $        349,016   $        170,931    $       178,085

Expense of common shares issued or to be issued in
connection with bridge financing arrangements                       149,738            238,943            (89,205)

Expense of common shares issued or to be issued in
connection with issued debt                                          14,733                  -             14,733


Interest expense on demand and term notes                            77,460             47,920             29,540

Interest expense accrued on debt obligations
subsequently settled and recorded as gain on debt
extinguishment                                                            -             13,075            (13,075)


Other finance charges                                                14,098              8,426              5,672
                                                           ------------------ ------------------ -------------------

                                   Total interest expense  $        605,045   $        479,295   $        125,750
                                                           ================== ================== ===================

Interest income for fiscal 2009 was $4,819 as compared with $10,137 for fiscal 2008. Interest income for fiscal 2009 and 2008 is primarily related to the investment of the unexpended proceeds from the bridge-financing arrangement in short-term investment accounts

PREFERRED STOCK ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount, accrued but unpaid dividends on preferred stock and amounts by which the redemption price exceeded the carrying value of redeemed shares of Series B preferred stock as follows:

                                                Year Ended May 31,
                                               2009             2008
                                         ----------------- ----------------
Accretion of discount                    $     567,811     $    529,273
Accrued dividends                            1,041,499          942,044
Excess redemption price                              -                -
                                         ----------------- ----------------

                                         $   1,609,310     $  1,471,317
                                         ================= ================


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


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein in response to Item 8:

                                                                                              Page
                                                                                       --------------------
Table of Contents                                                                              F-1

Report of Independent Registered Public Accounting Firm                                        F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                                    F-3
Consolidated Statements of Operations                                                          F-4
Consolidated Statements of Comprehensive Income (Loss)                                         F-5
Consolidated Statements of Cash Flows                                                          F-6
Consolidated Statements of Mandatorily Redeemable Preferred Stock and Stockholders'
 Equity (Deficit)                                                                              F-7
Notes to Consolidated Financial Statements                                                     F-8

SCHEDULES

SCHEDULES

Schedule I - Summary of Investments - Other than Investments in Related Parties               F-45
Schedule II - Condensed Financial Information of Registrant                                   F-46
Schedule III - Supplementary Insurance Information                                            F-48
Schedule IV - Supplemental Insurance Information - Reinsurance                                F-49
Schedule VI - Supplemental Information                                                        F-50


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2009 and May 31, 2008, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by JFG's management, with the participation of JFG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of JFG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of May 31, 2009, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to inadequate segregation of duties, lack of effective board of directors oversight, use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2009, JFG's disclosure controls and procedures were ineffective.

Upon identification of the material weaknesses and under the direction of the Chief Executive Officer and Chief Financial Officer, JFG developed a plan to remediate the material weaknesses within the constraints of the Company's limited financial resources and the size of its accounting staff.

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness previously identified. Additionally, management identified steps to be implemented at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes were implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. Management continues to monitor changes made in fiscal 2008 and 2009 and will continue to implement improvements. Other changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG's financial condition as of May 31, 2009 and 2008, and the results of its operations and cash flows for the years ended May 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principals (GAAP).

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

JFG management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2009. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2009. Such control deficiencies relate to inadequate segregation of duties, lack of effective board of directors oversight, use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness. Additionally, management identified steps to be implemented at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes were implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. Other changes are to be considered as additional financial resources and accounting staff become available. Management believes that the successful implementation of these changes will strengthen overall controls over financial reporting, but may not, at this time, be sufficient to effectively mitigate this material weakness.

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


Item 9B. OTHER INFORMATION

         None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

The directors and executive officers of the Company, their ages and positions are as follows:

                   NAME                    AGE                   POSITION
--------------------------------------------------------------------------------
              John M. Jacobs                55            President and CEO/CFO
                                                                 Director
           Frederick E. Ferguson            75                   Director
              C. David Thomas               56                   Director
             Robert J. Kenney               62                Vice President



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

During the past five years, no director or executive officer of the Company has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

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


Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2009 and 2008 to the Principal Executive Officer and the two most highly compensated executive officers of the Company (the "Named Executive Officers").

------------------ ------- -------------- --------- ----------- -------------- ----------------- -------------------
                                                                                     ALL
    NAMES AND                                         STOCK        OPTION           OTHER
    PRINCIPAL                 SALARY       BONUS      AWARDS       AWARDS        COMPENSATION          TOTAL
    POSITION        YEAR        ($)         ($)        ($)         ($) (1)         ($) (2)              ($)
------------------ ------- -------------- --------- ----------- -------------- ----------------- -------------------
John M. Jacobs,    2009      $150,000        -          -         $ 10,731         $ 23,235           $183,966
CEO                2008      $150,000                             $ 49,164         $ 25,913           $225,077
------------------ ------- -------------- --------- ----------- -------------- ----------------- -------------------
Robert J.           2009     $ 75,000        -          -         $  6,336            -               $ 81,336
Kenney, VP          2008     $ 75,000                             $ 15,840                            $ 90,840
------------------ ------- -------------- --------- ----------- -------------- ----------------- -------------------

(1) On May 25, 2006, the compensation committee of the board of directors awarded 12,500,000, and 5,000,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share to Mr. Jacobs and Mr. Kenney, respectively, which vest as set forth in the table below. The term of the options is five years and expires in May 2011.

------------------------- -------------------------------------------------
      Vesting date                  Incentive Stock Option Awards
------------------------- ---------------------- -------------------------
                            John M. Jacobs         Robert J. Kenney
------------------------- ---------------------- -------------------------
May 25, 2006                    2,500,000               2,000,000
------------------------- ---------------------- -------------------------
January 1, 2007                 2,500,000
------------------------- ---------------------- -------------------------
May 25, 2007                                            1,000,000
------------------------- ---------------------- -------------------------
January 1, 2008                 2,500,000
------------------------- ---------------------- -------------------------
May 25, 2008                                            1,000,000
------------------------- ---------------------- -------------------------
January 1, 2009                 2,500,000
------------------------- ---------------------- -------------------------
May 25, 2009                                            1,000,000
------------------------- ---------------------- -------------------------
January 1, 2010                 2,500,000
------------------------- ---------------------- -------------------------

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and stock awards as of May 31, 2009.

---------------- -----------------------------------------------------------------------------------
                                                   OPTION AWARDS
---------------- ---------------- ----------------- ----------------- -------------- ---------------
                                                         EQUITY
                                     NUMBER OF       INCENTIVE PLAN
                    NUMBER OF        SECURITIES      AWARDS; NUMBER
                   SECURITIES        UNDERLYING      OF SECURITIES
                   UNDERLYING       UNEXERCISED        UNDERLYING
                   UNEXERCISED      OPTIONS (#)       UNEXERCISED        OPTION
                   OPTIONS (#)     UNEXERCISABLE        UNEARNED        EXERCISE         OPTION
     NAME          EXERCISABLE                        OPTIONS (#)       PRICE ($)      EXPIRATION
                                                                                          DATE
---------------- ---------------- ----------------- ----------------- -------------- ---------------
    John M.        10,000,000        2,500,000             -              $.07         05/25/2011
  Jacobs, CEO
---------------- ---------------- ----------------- ----------------- -------------- ---------------
   Robert J.        5,000,000            -                 -              $.07         05/25/2011
  Kenney, VP
---------------- ---------------- ----------------- ----------------- -------------- ---------------


OTHER EXECUTIVE COMPENSATION PLANS

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

DIRECTOR COMPENSATION

The following table sets forth compensation received by our directors for the fiscal year ended May 31, 2009.

--------------------------- ---------------------------------------- -----------

           NAME               FEES EARNED OR PAID IN CASH ($) (1)    TOTAL ($)
--------------------------- ---------------------------------------- -----------
  Frederick E. Ferguson                      $750                       $750
--------------------------- ---------------------------------------- -----------
     C. David Thomas                         $750                       $750
--------------------------- ---------------------------------------- -----------

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

---------------------------------- ------------------------------- ------------------------------- -------------------------------
                                                                        Amount and Nature of
                                        Name and Address of           Beneficial Ownership (1)               Percent of
         Title of Class                   Beneficial Owner                                                   Class (2)
---------------------------------- ------------------------------- ------------------------------- -------------------------------
MORE THAN 5.00% BENEFICIAL OWNERSHIP
                                           John M. Jacobs
                                     300 Summers St. Suite 970
             Common                    Charleston, WV 285301               28,956,405 (3)                      15.57%


                                          Charles L. Stout
                                          Route 1, Box 41J
             Common                     Bridgeport, WV 26330               13,175,000 (4)                      7.08%


                                          Fay S. Alexander
                                      6318 Timarron Cove Lane
             Common                     Burke, VA 22015-4073               13,256,041 (5)                      7.13%

                                          William D. Jones
                                         513 Georgia Avenue
             Common                    Chattanooga, TN 37403               10,827,694 (6)                      5.82%

                                            Sue C. Hunt
                                        1508 Viewmont Drive
             Common                     Charleston, WV 25302                8,611,589 (7)                      5.18%

DIRECTORS AND NAMED EXECUTIVE OFFICERS
                                           John M. Jacobs
                                     300 Summers St. Suite 970
             Common                    Charleston, WV 285301               28,956,405 (3)                     15.57%

                                       Frederick E. Ferguson
                                          Route 3, Box 408
             Common                    Fayetteville, WV 25840               1,600,000 (8)                        *

                                          C. David Thomas
                                          P. O., Box 5157
             Common                     Charleston, WV 25361                  992,295                            *

                                          Robert J. Kenney
                                         809 Sherwood Drive
             Common                     Charleston, WV 25314                6,920,000 (9)                      3.72%

                                    ALL DIRECTORS AND EXECUTIVE
             Common                     OFFICERS AS A GROUP                38,468,700                         20.68%

* Represents beneficial ownership of less than one percent of the Company's common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of August 18, 2009 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Based on 186,028,413 shares of common stock issued and outstanding as of August 18, 2009.

(3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership ("JFLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,271,694 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes 7,500,000 in vested options to purchase Company stock exercisable within 60 days of August 18, 2009. Includes the right to convert Series B Preferred Stock holdings to 666,667 shares of common stock exercisable within 60 days of August 18, 2009. John M. Jacobs is the CEO and also a member of the board of directors for the Registrant.

(4) Includes 25,000 shares of common stock held in the name of Applied Mechanics Corporation of which Charles L. Stout is President and a director, 12,150,000 shares held in joint tenancy with spouse, Marilyn J. Stout, and 1,000,000 shares beneficially owned by members of the immediate family.

(5) Includes 9,900,000 shares of common stock held in the name of Graphite Investment, LLC ("Graphite") and 1,000,000 shares held in the name of Southall Management Corporation ("Southall") of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of August 18, 2009. Includes 214,700 shares held in joint tenancy with spouse, Dan C. Alexander.

(6) Includes 9,060,000 shares of common stock held in joint tenancy with spouse, Cynthia B. Jones. Includes the right to convert Series B Preferred Stock holdings to 282,116 shares of common stock (182,116 in joint tenancy with spouse) exercisable within 60 days of August 18, 2009. Includes the right to purchase 1,410,578 shares of common stock (910,578 in joint tenancy with spouse) pursuant to issued and outstanding stock warrants at an exercise price of one-tenth of one cent per share ("stock warrants") exercisable within 60 days of August 18, 2009.

(7) Includes 2,243,302 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Douglas E. Hunt. Includes the right to convert Series B Preferred Stock holdings to 200,000 shares of common stock and the right to purchase 1,000,000 shares of common stock pursuant to issued and outstanding stock warrants exercisable within 60 days of August 18, 2009 and held in the IRA of Douglas E. Hunt. Includes the right to convert Series B Preferred Stock holdings to 33,679 shares of common stock and the right to purchase 168,395 shares of common stock pursuant to issued and outstanding stock warrants exercisable within 60 days of August 18, 2009 and held jointly with spouse.

(8) Includes 750,000 shares of common stock held in joint tenancy with spouse, Sandra B. Ferguson. Includes 130,000 shares held in the name of The Party Store, Inc. ("Party Store") of which Fred E. Ferguson is President and a director. Includes the right to convert Series B Preferred Stock holdings held in the name Party Store to 120,000 shares of common stock exercisable within 60 days of August 18, 2009. Includes the right to purchase 600,000 shares of common stock pursuant to issued and outstanding stock warrants held in the name of Party Store exercisable within 60 days of August 18, 2009.

(9) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lee Anne Kenney. Includes 335,000 shares of common stock held in the Individual Retirement Account ("IRA") of, Robert J. Kenney. Includes 510,000 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Lee Anne Kenney. Includes 6,000,000 in vested options to purchase Company stock exercisable within 60 days of August 18, 2009.


In accordance with the terms of the bridge-financing arrangement as set forth in Note H of the Audited Financial Statements contained in Item 8. of Part II herein, in the event that a qualified financing (as defined in said Note H) is not completed and such bridge-financing is extended to March 2012 for repayment, one of the participants providing part of the bridge-financing would acquire common shares of the Registrant through such arrangement equal to 10.96% of the common shares then outstanding. For each six-month period thereafter, such holdings would be increased by 1.40% and if extended to maturity (September
2013), such holdings would amount to 14.15%.


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

At the beginning of fiscal 2008, the balance due Mr. Jacobs from the Company was $15,763. During fiscal 2008, advances to the Company from Mr. Jacobs amounted to $132,200 and repayments to Mr. Jacobs amounted to $146,963. As of May 31, 2008, the balance due Mr. Jacobs was $1,000. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2008 was $127,200. Interest paid on such obligations to Mr. Jacobs in fiscal 2008 amounted to $1,387.

During fiscal 2009, advances to the Company from Mr. Jacobs amounted to $437,388 and repayments to Mr. Jacobs amounted to $454,777. As of May 31, 2009, the balance due to Mr. Jacobs from the Company was $2,281. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2009was $294,546.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2008 and 2009 fiscal years.

As of September 10, 2009, $27,806 was owed by the Company to Mr. Jacobs.

DIRECTOR'S INDEPENDENCE

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


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-QSB, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2009 amounted to $89,098.

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-QSB, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2008 amounted to $70,173.

AUDIT-RELATED SERVICES

There were no billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the years ended May 31, 2009 and 2008.

FEES FOR TAX PREPARATION SERVICES

During fiscal 2009, billings for tax preparation services were $10,666. During fiscal 2008, billings for tax preparation services were $12,584

ALL OTHER FEES

Billings for other services related to potential financing transactions in amounted to $4,863 and $11,708 in fiscal 2009 and 2008 respectively.

Billings for professional services related to the audit of the acquisition target, RSH Holdings, Inc. amounted to $21,659 during fiscal 2008.

ADMINISTRATION OF AUDIT AND NON-AUDIT ENGAGEMENTS

The Company does not have a standing audit committee. The full Board of Directors is performing the functions of the audit committee. The Board of Director's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved each audit and non-audit service rendered to the Company by its independent Auditors as set forth above, with the exception of the billings for other services related to potential financing transactions amounting to $4,863 in fiscal 2009 which were approved by the Board of Directors prior to the completion of the audit for fiscal 2009 as provided by Rule 2-01(c)(7)(i)(C)(3) of Regulation S-X.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in response to Item 8 herein:

                                                                                              Page
                                                                                       --------------------
Report of Independent Registered Public Accounting Firm                                        F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                                    F-3
Consolidated Statements of Operations                                                          F-4
Consolidated Statements of Comprehensive Income (Loss)                                         F-5
Consolidated Statements of Cash Flows                                                          F-6
Consolidated Statements of Mandatorily Redeemable Preferred Stock and Stockholders
Equity (Deficit)                                                                               F-7
Notes to Consolidated Financial Statements                                                     F-9


(a)(2) The following  financial  statement schedules are included in response to
Item 8 herein:

                                                                                              Page
                                                                                       --------------------
SCHEDULES

SCHEDULES

Schedule I - Summary of Investments - Other than Investments in Related Parties               F-45
Schedule II - Condensed Financial Information of Registrant                                   F-46
Schedule III - Supplementary Insurance Information                                            F-48
Schedule IV - Supplemental Insurance Information - Reinsurance                                F-49
Schedule VI - Supplemental Information                                                        F-50



JACOBS FINANCIAL GROUP, INC.
TABLE OF CONTENTS




                                                                                              Page
                                                                                       --------------------
Report of Independent Registered Public Accounting Firm                                        F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                                    F-3
Consolidated Statements of Operations                                                          F-4
Consolidated Statements of Comprehensive Income (Loss)                                         F-5
Consolidated Statements of Cash Flows                                                          F-6
Consolidated Statements of Mandatorily Redeemable Preferred Stock and Stockholders
Equity (Deficit)                                                                               F-7
Notes to Consolidated Financial Statements                                                     F-9


                                                                                              Page
                                                                                       --------------------
SCHEDULES

Schedule I - Summary of Investments - Other than Investments in Related Parties               F-45
Schedule II - Condensed Financial Information of Registrant                                   F-46
Schedule III - Supplementary Insurance Information                                            F-48
Schedule IV - Supplemental Insurance Information - Reinsurance                                F-49
Schedule VI - Supplemental Information                                                        F-50


             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Jacobs Financial Group, Inc.
Charleston, West Virginia


We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. and subsidiaries (the "Company") as of May 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and mandatorily redeemable preferred stock and stockholders' equity (deficit) for each of the years in the two-year period ended May 31, 2009. Our audits also included the financial statement schedules listed in the Index as
Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.

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


/s/Malin, Bergquist & Company, LLP
-----------------------------
Malin, Bergquist & Company, LLP
Pittsburgh, PA
September 14, 2009

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       MAY 31, 2009          MAY 31, 2008
                                                                                     ---------------       ---------------
ASSETS

INVESTMENTS AND CASH:

Bonds available for sale, at market value                                            $      908,766        $     105,866
 (amortized cost - 05/31/09 $866,855; 05/31/08 $98,774)
Mortgage-back securities held to maturity, at amortized costs                             5,085,300            3,826,688
 (market value - 05/31/09 $5,157,936; 05/31/08 $3,800,909)
Short-term investments, at cost (approximates market value)                                 387,753            1,176,056
Cash                                                                                         80,038               48,640
                                                                                     ---------------       ---------------
                                  TOTAL INVESTMENTS AND CASH                              6,461,857            5,157,250

Investment income due and accrued                                                            28,124               19,892
Premiums and other accounts receivable                                                       61,184               47,353
Prepaid reinsurance premium                                                                  87,114                    -
Deferred policy acquisition costs                                                           143,173               75,940
Furniture and equipment, net of accumulated depreciation
 of $133,493 and $120,931, respectively                                                      23,169               29,168
Other assets                                                                                 43,517              298,163
Intangible assets                                                                           150,000              150,000
                                                                                     ---------------       ---------------

                                                TOTAL ASSETS                         $    6,998,138        $   5,777,766
                                                                                     ===============       ===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                                 $      432,658        $     246,651
Reserve for unearned premiums                                                               530,795              277,208
Accrued expenses and professional fees payable                                              470,099              367,464
Accounts payable                                                                            268,066              299,585
Related party payable                                                                        75,009               60,567
Demand note payable to related party                                                          3,081                1,000
Notes payable                                                                             4,049,791            2,967,016
Accrued interest payable                                                                    303,914               71,483
Ceded reinsurance payable                                                                    92,173                    -
Other liabilities                                                                            78,470               16,402
                                                                                     ---------------       ---------------
                                           TOTAL LIABILITIES                              6,304,056            4,307,376

SERIES A  PREFERRED  STOCK,  $.0001  par  value  per  share;  1  million shares authorized;  2,665 and 2,230 shares  issued and outstanding at May 31, 2009 and May 31, 2008, respectively;  stated liquidation value
 of $1,000 per share                                                                      2,860,670            2,308,933

SERIES B PREFERRED  STOCK,  $.0001 par value per share;  9,941.341 shares  authorized; 9,621.940 shares issued and outstanding at
 May 31, 2009 and May 31, 2008; stated liquidation value of $1,000 per share             11,429,440            9,936,866
                                                                                     ---------------       ---------------
                TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                             14,290,110           12,245,799

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value per share; 490 million shares authorized;
 179,682,912 and 166,091,242 shares issued and outstanding at
 May 31, 2009 and May 31, 2008, respectively                                                  17,968              16,609
Additional paid in capital                                                                 2,626,236           2,423,537
Accumulated deficit                                                                      (16,279,725)        (13,222,038)
Accumulated other comprehensive income (loss)                                                 39,493               6,483
                                                                                     ---------------       ---------------
                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (13,596,028)        (10,775,409)
                                                                                     ---------------       ---------------

                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $     6,998,138       $   5,777,766
                                                                                     ===============       ===============

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                             YEAR ENDED MAY 31,
                                                                      --------------------------------
                                                                           2009              2008
                                                                      -------------      -------------

REVENUES:

 Investment advisory services                                         $    233,298       $   262,806
 Insurance premiums and commissions                                        660,222           465,286
 Net investment income                                                     288,747           225,461
 Net realized investment gains (losses)                                      8,098             3,589
 Other income                                                                3,712                 -
                                                                      -------------      -------------
                                        TOTAL REVENUES                   1,194,077           957,142


EXPENSES:

 Incurred policy losses                                                    186,007           135,867
 Insurance policy acquisition costs                                        152,964           126,386
 General and administrative                                              1,564,224         2,037,178
 Mutual fund costs                                                         122,758           157,269
 Depreciation                                                               12,562             8,379
                                                                      -------------      -------------
                                        TOTAL EXPENSES                   2,038,515         2,465,079
                                                                      -------------      -------------

                     NET INCOME (LOSS) FROM OPERATIONS                    (844,438)       (1,507,937)

Gain on debt extinguishment                                                      -           115,470
Interest expense                                                          (605,045)         (479,295)
Interest income                                                              1,107            10,137
                                                                      -------------      -------------

                                      NET INCOME (LOSS)                 (1,448,376)       (1,861,625)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                            (1,609,311)       (1,471,317)
                                                                      -------------      -------------

        NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS         $ (3,057,687)      $(3,332,942)
                                                                      =============      =============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

    NET INCOME (LOSS) PER SHARE                                       $      (0.02)      $     (0.02)
                                                                      =============      =============


    WEIGHTED-AVERAGE SHARES OUTSTANDING                                173,788,315       159,130,160
                                                                      =============      =============















              The accompanying notes are an integral part of these
                       consolidated financial statements

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)





                                                                                                         YEAR MONTHS ENDED
                                                                                                              MAY 31
                                                                                                  --------------------------------

                                                                                                       2009             2008
                                                                                                  ---------------  ---------------

COMPREHENSIVE INCOME (LOSS):

 Net income (loss) attributable to common stockholders                                            $ (3,057,687)    $  (3,332,942)


OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gain (loss) of available-for-sale investments arising during period                     41,108             7,318

 Reclassification adjustment for realized (gain) loss included in net income                            (8,098)             (835)
                                                                                                  ---------------  ---------------

Net unrealized gain (loss) attributable to available-for-sale investments recognized
 in other comprehensive income                                                                          33,010             6,483
                                                                                                  ---------------  ---------------

             COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                      $ (3,024,677)    $  (3,326,459)
                                                                                                  ---------------  ---------------


































                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                       YEAR ENDED MAY 31
                                                                 ------------------------------
                                                                       2009           2008
                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                               $  (1,448,376)   $(1,861,625)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Unearned premium                                               166,473          5,986
        Stock option expense                                            11,451         98,972
        Stock issued (or to be issued) in connection with
         financing arrangements                                        192,607        242,003
        Provision for loss reserves                                    186,007        135,867
        Amortization of premium                                         44,286         23,496
        Depreciation                                                    12,562          8,379
        Write off of bad debts                                               -            985
        Premium and other receivables                                  (13,831)        (9,670)
        Accretion of discount                                          (13,072)       (11,565)
        Investment income due and accrued                               (7,770)        15,858
        Realized (gain) loss on sale of securities                     (12,511)        (3,589)
        Deferred policy acquisition costs                              (67,233)       (23,575)
        (Gain) on extinguishment of debt                                     -       (115,470)
        Loss on disposal of furniture and equipment                          -            684
        Change in operating assets and liabilities:
         Other assets                                                  252,837       (125,531)
         Related party accounts payable                                 14,442         60,567
         Accounts payable and cash overdraft                           (31,519)       (46,310)
         Accrued expenses and other liabilities                        489,307       (504,992)
                                                                 --------------  --------------
           NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES         (224,340)    (2,109,530)

CASH FLOWS FROM INVESTING ACTIVITIES

 Short-term loan                                                             -        (50,000)
 Repayment of short-term loan                                                -         50,000
 (Increase) decrease in short-term investments                         788,303       (835,305)
 Cost of bonds acquired                                               (356,101)       (97,582)
 Costs of mortgaged-backed securities acquired                      (2,851,803)    (2,956,145)
 Purchase of equity securities                                               -        (25,438)
 Sale of securities held to maturity                                         -        169,330
 Sale of securities available for sale                                 107,639              -
 Escrow deposits for pending acquisitions                                    -       (125,000)
 Redemption of available for sale securities upon call                  20,000              -
 Repayment of mortgage-backed securities                             1,034,407        476,400
 Redemption of bonds upon call or at maturity                                -      2,155,000
 Purchase of furniture and equipment                                    (6,563)       (14,603)
                                                                 --------------  --------------
           NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES       (1,264,118)    (1,253,343)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party debt                                      456,858        132,200
 Repayment of related party debt                                      (454,777)      (146,963)
 Proceeds from borrowings                                            1,402,500      2,842,000
 Repayment of borrowings                                              (319,725)      (269,357)
 Proceeds from issuance of Series A preferred stock                    435,000        803,000
 Proceeds from issuance of Series B preferred stock                          -         25,000
 Proceeds from exercise of common stock warrants                             -            335
                                                                 --------------  --------------
            NET CASH FLOWS FROM FINANCING ACTIVITIES                 1,519,856      3,386,215

NET INCREASE (DECREASE) IN CASH                                         31,398         23,342

CASH AT BEGINNING OF PERIOD                                             48,640         25,298
                                                                 --------------  --------------

CASH AT END OF PERIOD                                            $      80,038   $     48,640
                                                                 ==============  ==============
SUPPLEMENTAL DISCLOSURES

 Interest paid                                                       $ 181,037      $ 171,889
 Income taxes paid                                                           -              -

 Non-cash investing and financing transaction:
  Additional consideration paid for issuance of debt                   192,607              -
  Reclassification of bonds held-to-maturity to bonds
  available for sale                                                         -              -

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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEAR ENDED MAY 31, 2009

                                                              ----------------------------------------------------------------------
                                                                                STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ----------------------------------------------------------------------

                      SERIES A               SERIES B
               MANDATORILY REDEEMABLE  MANDATORILY REDEEMABLE                                                ACCUMULATED
                                           CONVERTIBLE                              ADDITIONAL                  OTHER
                  PREFERRED STOCK        PREFERRED STOCK                             PAID-IN    ACCUMULATED COMPREHENSIVE
                 SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT    CAPITAL     DEFICIT       INCOME      TOTAL
                                                                                                                (LOSS)
               ---------------------------------------------- ----------------------------------------------------------------------
               -------- -----------  ---------  -----------   -----------  -------  -----------  ------------- ------- -------------
BALANCE,
MAY 31, 2008      2,230  $ 2,308,933  9,621.940  $ 9,936,866  166,091,242  $16,610  $ 2,423,537 $(13,222,039)  $ 6,483 $(10,775,409)

Issuance of
Series A            435      435,000          -            -            -        -            -            -         -            -
and B
Preferred
Stock and
common stock

Issuance of
common stock          -            -          -            -   13,591,670    1,358      104,684            -         -      106,042
stock as
additional
consideration
for financing
arrangement

Less expense
previously
recognized           -            -          -            -             -        -      (38,958)           -         -      (38,958)

Accretion of
mandatorily
redeemable
convertible
preferred stock      -       16,939          -      550,874             -        -            -     (567,812)        -     (567,812)

Accrued
dividends
of mandatorily
redeemable
convertible
preferred stock      -       99,798          -      941,700             -        -            -   (1,041,498)        -   (1,041,498)

Expense of
common shares
to be issued
in connection
with financing
arrangements         -            -          -            -             -        -      125,511            -         -      125,511

Common stock
option
expense              -            -          -            -             -        -       11,462            -         -       11,462

Unrealized net
gain on
available for
sale securities      -            -          -            -             -        -            -            -    33,010       33,010

Net income
(loss), year
ended
May 31, 2009         -            -          -            -             -        -            -    (1,448,376)       -   (1,448,376)
               -------- -----------  ---------  -----------   -----------  -------  -----------  ------------- ------- -------------
BALANCE,
MAY 31, 2009     2,665  $ 2,860,670  9,621.940  $11,429,440   179,682,912  $17,968  $ 2,626,236  $(16,279,725) $39,493 $(13,596,028)
               ---------------------------------------------- ----------------------------------------------------------------------

                            See accompanying notes.

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

         LIQUIDITY AND GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,058,000 and $3,333,000 for the years ended May 31, 2009 and 2008. Losses are expected to continue until FSC develops substantial business. While improvement is anticipated as the Company's business plan is implemented, restrictions on the use of FSC's assets (See Note C), the company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RECLASSIFICATIONS

         Certain amounts in the 2008 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2009 and for the year then ended. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Application of FAS 141R would be effective for any acquisitions that are consummated by the Company after May 31, 2009.

         Statement No. 160 was issued to improve the relevance, comparability, and transparency of financial information for the reporting entity by establishing accounting and reporting standards attributable to noncontrolling, or minority, interests in subsidiaries included in the reporting entity's consolidated financial statements. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include amounts attributable to both the parent and the noncontrolling interest. The Statement also provides a single method for accounting for changes in the parent's ownership interest in a subsidiary that does not result in deconsolidation, as well as recognition of gain or loss when a subsidiary is deconsolidated as a result of an ownership change in which the parent ceases to have a controlling financial interest in the subsidiary, and expanded disclosures to clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Management does not expect the application of Statement No. 160 to have a material impact on the Company's results of operations or financialposition.

         In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133". This Statement changes the disclosure requirements for derivative instruments and hedging activities in order to provide improved transparency of financial reporting with respect to derivative instruments and hedging activities. This .Statement is effective for financial statements issued for fiscal years and interim periods

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         beginning after November 15, 2008, with early adoption encouraged. The Company does not currently employ the use of derivative instruments or engage in hedging activities and thus the issuance of this Statement is not expected to have any impact on the Company's current financial statement disclosure requirements.

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

         In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162." This SFAS establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not expect the application of Statement No. 163 to have a material impact on the Company's results of operations or financial position.

         In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." This statement changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. New disclosures will be required regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 will be effective for

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         the start of the first fiscal year beginning after November 15, 2009 (June 1, 2010 for the Company). This SFAS is not expected to have a material impact on the Company's financial statements.

         In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets." This is a revision to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," and changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be effective for the start of the first fiscal year beginning after November 15, 2009 (June 1, 2009 for the Company). This SFAS is not expected to have a material impact on the Company's financial statements.

         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.

         In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional clarification on the determination of fair value, including illustrative examples. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP did not have a material impact on the Company's financial statements.

         In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP provides guidance on determining whether an impairment is other than temporary, provides examples to be considered and identifies reporting requirements related to such impairments. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         15, 2009. This FSP did not have a material impact on the Company's financial statements.

         In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

         In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated, and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

         In December 2008, the FASB issued FSP 132(R)-1, "Employers' Disclosure about Postretirement Benefit Plan Assets." This FSP provides guidance on an employer's disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures required under this FSP are to provide users of financial statements with an understanding of:

                  a)       How investment allocation decisions are made;
                  b)       The major categories of plan assets;
                  c) The inputs and valuation techniques used to measure the fair value of plan assets;
                  d) The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and
                  e)       Significant   concentrations   of  risk  within  plan
                           assets.

         The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009, and earlier application is permitted.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

         NOTE C - INVESTMENTS

         The Company held the following investments, by security type, that have been classified as available-for-sale and carried at market value at May 31, 2009:

                                                  Gross Unrealized       Gross Unrealized
                            Amortized Cost              Gains                 Losses            Fair Market Value
                         ---------------------- ---------------------- ---------------------- ----------------------
State and municipal                  $ 352,816              $  28,570                  $   -              $ 381,386
securities

Equity securities                       10,280                      -                  2,418                  7,862
Mortgage Backed
Securities                           $ 514,039              $  13,342                  $   -            $   527,381
                         ---------------------- ---------------------- ---------------------- ----------------------
                                     $ 877,135              $  41,912               $  2,418              $ 916,629
                         ====================== ====================== ====================== ======================

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
                         ====================== ====================== ====================== ======================

         In September, 2007, an equity investment in the amount of $25,000 was made in the Jacobs & Company Mutual Fund by its investment advisor, Jacobs & Company, and is recorded in other assets at market value. Dividends paid by the Fund at calendar year-end were reinvested. In March 2009, $15,412 of the equity investment was sold for $11,000 resulting in a loss of $4,413.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company held the following investments, by security type, with the positive intent and ability to hold to maturity:

                                                              MAY 31, 2009

                         -------------------------------------------------------------------------------------------
                            Amortized Cost        Gross Unrealized       Gross Unrealized       Fair Market Value
                                                       Gains                 Losses
                         ---------------------- ---------------------- ---------------------- ----------------------
U.S Government agency          $   5,085,300             $   79,739             $    7,103            $ 5,157,936
mortgage-backed
securities
                         ====================== ====================== ====================== ======================

                                                               MAY 31, 2008

                         -------------------------------------------------------------------------------------------
                            Amortized Cost        Gross Unrealized       Gross Unrealized       Fair Market Value
                                                       Gains                   Losses
                         ---------------------- ---------------------- ---------------------- ----------------------
U.S Government agency             $   3,826,688             $   23,206            $    48,985            $ 3,800,909
mortgage-backed
securities
                         ====================== ====================== ====================== ======================

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Assets measured at fair value on a recurring basis are summarized below:

                                                                    May 31, 2009
                                        ---------------------------------------------------------------------
                                                    Fair Value Measurements Using
                                                                                                Assets At
                                            Level 1           Level 2          Level 3         Fair Value
                                        ----------------- ---------------- ----------------- ----------------
Assets:
Fixed income securities at fair value            $     -         $908,766          $      -        $ 908,766
Equity securities at fair value                    7,862                -                 -            7,862
Short-term investments at fair value             387,753                -                 -          387,753
                                        ----------------- ---------------- ----------------- ----------------
Total Assets                                   $ 395,615         $908,766          $      -       $1,304,381

         The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either the adoption of SFAS 157 on June 1, 2008 or at May 31, 2009.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Statutory deposits consisting of securities with a carrying value of $1,056,245 were deposited by the Company's insurance subsidiary under requirements of regulatory authority. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the Insurance Commissioner. Accordingly, investments and cash in the amount of $ 6,440,387 and $ 5,142,101 as of May 31, 2009 and 2008, respectively, are restricted to the use of FSC.

         The amortized cost and estimated market values of investments with fixed- maturities available-for-sale as of May 31, 2009, by contractual maturity, are as follows:

                                         Amortized Cost        Fair Market Value
                                      ---------------------- -------------------
                Due after ten years         $  352,816           $    381,386
                                      ====================== ===================


         Principal   repayments  on  U.S.  government  agency   mortgaged-backed
         securities held by the Company as of May 31, 2009 are estimated as follows:

                                            Amortized Cost     Fair Market
                                                                  Value
                                          ----------------- ------------------
Due in one year or less                         $1,098,337         $1,112,857

Due after one year through five years            2,284,503          2,320,319

Due after five years through ten years           1,051,586          1,069,507

Due after ten years                                650,874            655,253
                                          ----------------- ------------------
                                               $ 5,085,300        $ 5,157,936
                                          ================= ==================

         Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant.

         Expected   repayments  will  differ  from  actual  repayments   because
         borrowers  of  the   underlying   mortgages  have  a  right  to  prepay
         obligations.

         An analysis of net investment income follows:

                                                   2009               2008
                                             -------------- ------------------
Bonds - fixed maturities                          $ 15,006           $ 76,185

Mortgage-backed securities                         267,993            111,115

Short-term investments                               7,842             39,377
                                             -------------- ------------------
                                                   290,841            226,677
               Total investment income
                                             -------------- ------------------
Investment expense                                   2,094              1,216
                                             -------------- ------------------
                 Net investment income            $288,747           $225,461
                                             ============== ==================

         In the three-month period ended November 30, 2007, the Company sold one of its investments in debt securities of Federal National Mortgage Association ("FNMA" or "Fannie Mae") previously classified as held-to-maturity (carrying value of $169,881) and reclassified its remaining FNMA securities aggregating $828,653 to the available-for-sale classification in response to uncertainties attributable to the slumping U.S. mortgage and housing markets and its potential effect on the issuer's financial condition. Such remaining FNMA securities, which were subject to call by the issuer, were called in the three-month period ended February 29, 2008.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Realized gains from held-to-maturity securities resulted from certain securities subject to call being called by the issuer.Net realized investment gains (losses) were as follows:


                                                      2009             2008
                                                 ---------------- --------------

        Bonds-fixed maturities                   $        -           $ 2,754

        Mortgage-backed securities                      (46)                -
        Equity securities                                 -                 -
        Short-term investments                            -                 -
                                                 ----------------- -------------
                           Net realized gain     $      (46)          $ 2,754
                                                 ================ ==============

         The increases (decrease) in unrealized appreciation of investments were as follows:

                                                      2009             2008
                                                 --------------- ---------------

        Bonds-fixed maturities                   $    21,478     $    15,964

        Mortgage-backed securities                   111,757         (23,732)
        Equity securities                             (1,810)           (609)
                                                 --------------- ---------------
        Increase (decrease) in unrealized
        appreciation                             $   131,425     $    (8,377)
                                                 =============== ===============


         The gross gains and gross losses realized on available-for-sale securities were as follows:

                                                     Gross          Gross
                                         Gross      Realized       Realized
                                        Proceeds      Gains         Losses
                                      ------------ ------------- ---------------
2009
         Bonds-fixed maturities        $ 107,639    $   12,577   $          -

         Mortgage-backed securities            -             -              -

         Equity securities                11,000             -         (4,413)
                                     ------------  ------------- ---------------

                      Total            $ 118,639    $   12,577   $     (4,413)
                                     ============  ============= ===============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008

         Bonds-fixed maturities        $ 830,000    $      835    $         -

         Mortgage-backed securities            -             -              -
         Equity securities                     -             -              -
                                     ------------  -------------  --------------
                      Total            $ 830,000    $      835    $         -
                                     ============  =============  ==============


         The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2009 and May 31, 2008.


                               Less than 12 Months             12 Months or More                    Total
                          ------------------------------- ---------------------------- --------------------------------
                               Cost         Unrealized       Cost        Unrealized         Fair         Unrealized
                               (a)            Losses          (a)          Losses          Value           Losses
                          --------------- --------------- ------------ --------------- --------------- ----------------
2009

Mortgage-backed
securities                $  686,543      $    7,103      $      -     $            -  $     679,440   $      7,103

Equity                             -               -        10,290              2,418          7,861          2,418
                          --------------- --------------- ------------ --------------- --------------- ----------------

                   Total  $  686,543      $    7,103      $ 10,290     $        2,418  $     687,301   $      9,521
                          =============== =============== ============ =============== =============== ================



2008


Mortgage-backed
securities                $2,525,173         $48,985  $          -     $            -  $   2,476,188   $     48,985

Equity securities             25,438             609             -                  -         24,829            609
                          --------------- --------------- ------------ --------------- --------------- ----------------

                   Total  $2,550,611      $   49,594      $      -     $            -  $   2,501,217   $     49,594
                          =============== =============== ============ =============== =============== ================

         (a)  For  bonds-fixed   maturities  and   mortgage-backed   securities,
         represents amortized costs.

         As of May 31, 2009, the company held 3 mortgage-backed securities with gross unrealized losses of $7,103, all of which have been in a continuous loss position for less than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates. The unrealized losses are considered temporary since the Company has the ability and intent to hold the securities until maturity.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Equity securities consist of the company's investment in the Jacobs & Company Mutual Fund with an unrealized loss of $2,418 which has been in a continuous loss position for more than 12 months. The fair value of such investment will fluctuate based on the underlying values of the investments held within the mutual fund, which are sensitive to overall economic market conditions. Accordingly, the unrealized loss was considered temporary at May 31, 2009 and has not been reduced to their fair value through the income statement.

         NOTE D-DEFERRED POLICY ACQUISITION COSTS

         The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.


                                                 2009               2008
                                           ------------------ ------------------

           Balance at beginning of year           $  75,940          $   52,365
           Acquisition costs deferred               220,496             149,961
           Amortization charged to operations      (153,263)           (126,386)
                                           ------------------ ------------------

                               Total              $ 143,173          $   75,940
                                           ================== ==================


         NOTE E - OTHER ASSETS


         Included in other assets are escrow deposits relating to pending acquisitions and advance deposits for professional fees relating to such acquisitions and certain equity financing matters (see Note P-Commitments) the Company has endeavored to undertake in fiscal 2009. As of May 31, 2009 and 2008, such balances are comprised of the following:

                                                            2009         2008
                                                        ------------- ----------
           Advance deposits for professional fees       $      1,311  $  133,498
           Escrow deposits for proposed acquisitions               -     125,000
           Mutual fund investment at market                    7,862      24,829
           Prepaid expense and other deposits                 34,344      14,836
                                                        ------------- ----------
                                                 Total  $     43,517  $  298,163
                                                        ============= ==========

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE F - INTANGIBLES

         As the result of the acquisition of the stock of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair market value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2009 and 2008.

         NOTE G-RESERVE FOR LOSSES AND LOSS EXPENSE

         Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. As of May 31, 2009, the Company's insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds while also providing other miscellaneous surety bonds that are substantially secured by collateral consisting of investment accounts that are managed by Jacobs. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work being conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site. In underwriting such bonds, management obtains estimates of costs to reclaim the properties subject of the permit(s) in accordance with those mining permit(s), as prepared by independent outside professionals experienced in this field of work, and hired by FSC, in addition to other underwriting and financial risk considerations. FSC requires the principal to provide collateral in amounts deemed to be sufficient to reclaim the disturbed land and thus mitigate the exposure to significant loss. Such collateral is invested in investment collateral accounts managed by Jacobs utilizing conservative investment strategies. Inspections of mining activity and reclamation work are performed on a regular basis with initial costs estimates being updated periodically. Should the principal default in the obligation to reclaim the property in accordance with the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or would be required to forfeit the face amount of the bond to the agency to which the bond is issued. Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced no claims for losses as of May 31, 2009 and thus provisions for losses and loss adjustment expense have been based on industry averages adjusted for other factors unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At May 31, the reserve for losses and loss expenses consisted of:

                                                         2009          2008
                                                    -------------- ------------

                Balance at beginning of year        $     246,651  $    110,784

                Incurred policy losses-current year       186,007       135,867
                Incurred policy losses-prior year                             -

                Amounts paid-current year losses                -             -
                Amounts paid-prior year losses                  -             -
                                                    -------------- ------------


                Balance at end of year              $     432,658  $    246,651
                                                    ============== ============

         NOTE H - NOTES PAYABLE

         At May 31, 2009 and 2008, the Company had the following unsecured notes payable to individuals and a commercial bank:

                                                                        2009          2008
                                                                    ------------- --------------

           Unsecured demand notes payable to individuals and
           others; interest rate fixed @ 10.00%                     $   380,000   $    127,000

           Unsecured    short-term    advances   from   principal
           shareholder and chief executive officer; interest rate
           fixed @ 12.00% (Also See Note T -
           Related Party Transactions)                                    3,081          1,000

           Unsecured note(s)payable to individual(s) under a
           bridge- financing arrangement described below              3,500,000      2,635,000

           Unsecured term note payable to commercial  bank in the
           original  amount  of  $250,000  and  payable  in equal
           monthly payments of $5,738; interest rate
           fixed @ 13.25% maturing January 31, 2012                     169,791        205,016
                                                                    ------------- --------------

                               Total                                $ 4,052,872   $  2,968,016
                                                                    ============= ==============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In September 2007, the Company borrowed $2,100,000 in the aggregate from a group of individuals to provide interim bridge-financing of operations until a larger, more permanent financing the Company endeavored to undertake was consummated and to pay fees and expenses in connection with the larger financing. Additionally, terms of the $25,000 note payable outstanding as of May 31, 2007 were modified to correspond to the terms of the $2,100,000 bridge-financing. Additional borrowings with similar terms were transacted in November 2007 in the amount of $275,000 and in February 2008 for $100,000. Such borrowings totaling $2,500,000 are referred to as the "first round" bridge financing.

         Additional borrowings in the amount of $75,000, $60,000 and $865,000 were transacted in April, May and June 2008, respectively, in conjunction with additional bridge- financing (referred to as "second round" bridge-financing in the aggregate amount of $1,000,000) that was finalized July 2, 2008. Terms of the bridge-financing arrangements were amended (first round) and structured (second round) to provide similar terms and conditions.

         The terms of the cumulative $3,500,0000 bridge-financing arrangement, as revised, provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and if such a qualified equity offering was not consummated by September 10, 2008, accrued interest-to-date became payable, with quarterly installments of principal and interest in the aggregate amount of $169,028 ($224,515 based on the full $3.5 million bridge-financing) commencing December 2008. The interest rates on such notes are fixed at 10.00%.

         In accordance with the terms of the first round bridge-financing, on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5.00% of the Company's common shares. Holders of the second round of bridge- financing notes received 2.00% of the Company's common shares. Upon retirement of the notes upon consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the noteholder's pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

         Beginning September 10, 2008, because a qualified financing had not been completed, the Company became required under the terms of the bridge financing to issue 2.80% of the Company's outstanding common shares and shall issue 2.80% of the Company's outstanding common shares

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         upon each six-month anniversary date thereof until retirement of the notes. On September 10, 2008 and March 10, 2009, 4,870,449 and 5,010,640 common shares, respectively, were issued to those noteholders.

         Pursuant to the terms of the Promissory Notes, the first two of 20 equal quarterly installments of principal and interest payable thereunder were to have been paid on December 10, 2008 and March 10, 2009 (the "INITIAL AMORTIZATION PAYMENTS"). As the result of upheavals and dislocations in the capital markets, the Company was unable to either refinance the indebtedness evidenced by the Promissory Notes or make the Initial Amortization Payments to the Holders when due; and an Event of Default (as defined in the Promissory Notes) occurred under the Promissory Notes as a result of the Company's failure to pay the Initial Amortization Payments within 14 days after same became due and payable.

         The Company asked the Holders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default and reached agreement subsequent to May 31, 2009.

         The Holders agreed that the Company may satisfy its obligation to make the Initial Amortization Payments by making 8 consecutive quarterly payments of $67,185 each, commencing September 10, 2009, and within a 14 day grace period after the same, and continuing on the payment dates (and 14 day grace periods) prescribed by the Amortization Schedule for the Promissory Notes and ending on June 10, 2011 (collectively, the "PAYMENTS"), it being understood that the Payments shall result in the payment of the principal of and interest on the unpaid portion of the Initial Amortization Payments at the rate of 10% per annum from and after the originally scheduled payment dates. The Payments shall be allocated among and paid to the Holders in accordance with the balances due to each. The Company may at any time prepay the balance remaining due with respect to the principal of the Initial Amortization Payments by paying the amount thereof, together with interest accrued through the date of such prepayment.

         Scheduled maturities and principal payments for each of the next five years are as follows:


                                                                       2009
                                                                  -------------

                          Fiscal year 2009-2010
                          (including demand notes)               $  1,028,539
                          Fiscal year 2010-2011                       958,809
                          Fiscal year 2011-2012                       832,668
                          Fiscal year 2012-2013                       801,035
                          Fiscal year 2013-2014                       431,821
                          Fiscal year 2014-2015                             -
                                                                 --------------

                                                      Total       $ 4,052,872
                                                                 ==============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE I - OTHER LIABILITIES

         The Company had been delinquent in paying certain of its payroll tax obligations for periods ending on or before December 31, 2005. The Company's accrued liability, including estimates for penalties and interest, approximated $517,600 of which $500,625 was recorded as of May 31, 2007. In September, 2007, the Company entered into negotiations for the repayment and settlement of this obligation with the Internal Revenue Service. In conjunction with such negotiations, the Company made payments of approximately $402,130 towards the tax and interest due and requested abatement of all penalties relating to this matter. In February 2008, the Company received notification from the Internal Revenue Service granting its request for abatement of penalty with respect to this matter. Accordingly, in fiscal 2008 the Company recognized a gain of $115,470 upon final settlement of this matter.

         NOTE J - REDEEMABLE PREFERRED STOCK

         On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in the FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock, and pari passu with the Company's Series B Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2009, the Company has issued 2,665 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,665,000, of which 435 shares were issued in fiscal 2009 and 803 shares were issued in fiscal 2008. As of May 31, 2009 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $224,437 through May 31, 2009.

         On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,890.599 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock, and pari passu with the Company's Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and nonassessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during this fiscal year. During fiscal year 2008, 25 shares of Series B Preferred Stock and 25,000 shares of the Company's common stock were issued as additional consideration, in exchange for cash investments of $25,000. As of May 31, 2009 the Company has chosen to defer payment of dividends on the Series B Preferred Stock with such accrued and unpaid dividends amounting to $2,767,946 through May 31, 2009.

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


         NOTE K - STOCK WARRANTS

         At May 31, 2009, the Company had issued and outstanding warrants to purchase 13,071,564 shares of common stock.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On May 25, 2006, the compensation committee of the board of directors awarded 23,400,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share, of which 5,500,000 shares vested immediately and the remaining 17,900,000 options vesting over the next four years ending in May 2010. The term of the options is five years and expires in May 2011. As of May 31, 2009, the awarded options had been reduced to 21,300,000 due to changes in employment status for two employees. Subsequent to May 31, 2009, 1,500,000 vested options expired, leaving 19,800,000 options awarded, of which 17,300,000 are vested.

         On December 28, 2006, the compensation committee of the board of directors awarded 2,100,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 450,000 shares vested immediately and the remaining 1,650,000 options vesting over the next three years ending in December 2009. The term of the options is five years and expires in December 2011. As of May 31, 2009, the awarded options had been reduced to 1,800,000 due to changes in employment status. As of May 31, 2009, 1,550,000 in options have vested.

         Subsequent to May 31, 2009, on June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014.

         The following table summarizes option activity under the Plan for the fiscal year ended May 31, 2009.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 2009
                                          -------------------------------------------------------------
                                                                Number     Weighted-Avg.
                                          Weighted-Avg.       Of Shares      Remaining      Aggregate
                                            Exercise            Under          Life        Intrinsic
                                              Price             Option        (Years)         Value
                                          -------------- -----------------  -----------  --------------
Balance at June 1, 2008                   $  .06649         26,500,000
Options granted                                   -                  -
Options exercised                                 -                  -

Options canceled/expired                     .06625          2,400,000
                                          -------------- ----------------
Balance, May 31, 2009                     $  .06652         24,100,000
                                          ============== ================

Exercisable at May 31, 2009               $  .06642         21,350,000            2.00       $     -
                                          ============== ================
Expected to vest                          $  .06727          2,750,000            2.04       $     -
                                          ============== ================



         The following table summarizes activity and pricing information for the non- vested shares under the Plan for the year ended May 31, 2009.


                                                             2009
                                                 -------------------------------

                                                 Weighted-Average     Number
                                                   Grant Date           Of
                                                    Fair Value      Non-vested
                                                                      Shares
                                                 ---------------- --------------

Balance at June 1, 2008
                                                  $ .01804           8,916,666
Options granted                                          -                  -
Options vested                                      .01804        ( 5,166,666)
Options canceled/expired                            .01810        ( 1,000,000)
                                                 ---------------- --------------

Balance at May 31, 2009                           $  .01818         2,750,000
                                                 ================ ==============


         No options were granted in fiscal 2009 or 2008. There were no options exercised in fiscal 2009 or 2008. The total fair value of shares vested amounted to approximately $93,000 and $101,000 in fiscal 2009 and 2008 respectively.

         Stock-based compensation expense attributable to such awards amounted to approximately $11,000 and $99,000 in fiscal years ended May 31, 2009 and 2008 respectively. Unrecognized compensation expense related to non-vested awards at May 31, 2009 was approximately $8,200 and is expected to be recognized over the next year.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE M - INCOME TAXES

         Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statement. Such differences include the income recognition of a portion of the unearned premium reserve, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2009, the Company had operating loss carry forwards of approximately $15 million. These carry forwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

         The Company has fully reserved the $5.1 million tax benefit of the operating loss carry forward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

         NOTE N-STOCKHOLDERS EQUITY

         In fiscal 2009, the Company issued 595,000 shares of the Company's common stock as additional consideration in connection with short-term and demand borrowing arrangements totaling $435,000. The shares were valued at approximately $.024761 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $14,733.

         In fiscal 2009, the Company issued 3,115,581 shares of the Company's common stock in connection with the second round of bridge-financing arrangements (see Note H) totaling $940,000. The shares were valued at approximately $.009027 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $28,126.

         In fiscal 2009, the Company issued 5,010,640 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.004350 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $21,796.

         In fiscal 2009, the Company issued 4,870,449 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.008498 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $41,389.

         In fiscal 2008, the Company issued 25,000 of the Company's common stock as additional consideration in connection with the sale of 25 shares of Series B Preferred Stock, in exchange for a cash investment in the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         amount of $25,000. The shares were valued at approximately $.0196 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $490.

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

         Statutory surplus as of May 31, 2009 and 2008 and net income for the Company's insurance subsidiary the calendar year ended December 31, 2008 and 2007 and five-month periods ended May 31, 2009 and 2008 are as follows:

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Statutory Surplus        May 31, 2009                $ 5,439,269
         Statutory Surplus        May 31, 2008                  4,564,352

         Net Income               Calendar year 2008              177,018
         Net Income               Calendar year 2007               54,173

         Net Income               Five-month period 2009           76,395
         Net Income               Five-month period 2008          108,957


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


         NOTE P - COMMITMENTS AND CONTINGENCIES

         ACQUISITION COMMITMENTS AND MATERIAL AGREEMENTS

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

         On February 8, 2008, the Company entered into an agreement and plan of merger with Reclamation Surety Holding Company ("RSH") pursuant to which the Company will acquire by merger all of the business and assets of RSH, including the stock of its subsidiaries Cumberland Surety, Inc. and NewBridge Services, Inc. for a purchase price of $3,400,000, less certain indebtedness. The Company made a $50,000 deposit that was to be applied toward the purchase price. RSH and subsidiaries perform surety underwriting services and service surety bonding programs. The acquisition was expected to add a substantial depth of experience and expertise to the Company.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On August 20, 2008, the Company entered into a stock purchase agreement with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire all of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). Unione is a New York domiciled insurer licensed in 24 states and has license applications pending with the Commonwealth of Kentucky and with the Financial Management Service of the United States Department of Treasury. The purchase price for the acquisition of Unione (the "Transaction") is equal to the sum of (i) $2,750,000 plus (ii) an amount in cash equal to Unione's New York statutory policyholders' surplus as of the closing date of the transaction. The Company made a $75,000 deposit that was to be applied toward the purchase price. The Company's acquisition of Unione, when coupled with a reinsurance agreement with NICO that is to be executed simultaneously with closing, will consist of the purchase of marketable investments and insurance licenses and will not include any existing policies or customer base as the insurance lines of business offered by Unione are not insurance lines that the Company intends to pursue. The insurance licenses of Unione were expected to enable the Company to more rapidly enter and penetrate the various state markets that it has targeted in its business plan.

         The acquisition of Unione remains contingent upon necessary regulatory approvals, and both the acquisition of RSH and the acquisition of Unione were and are contingent upon the Company's obtaining necessary financing. Based on the dislocation in the capital markets that began in the fall of 2007 and has continued through the present, the Company has not been able to obtain the financing necessary to complete the acquisitions of RSH and Unione. Each acquisition agreement as become terminable by the parties by reason of the Company's inability to meet the financing conditions within the time frames provided in the acquisition agreements. The Company has released its $50,000 purchase money deposit to the shareholders of RSH. NICO continues to hold the Company's $75,000 deposit made with respect to the Unione acquisition. Neither agreement has been formally terminated.

         On February 8, 2008, the Company entered into an agreement (the "Merger Agreement") with Reclamation Surety Holding Company, Inc. ("RSH") to acquire by merger (the "Merger") all of the business and assets of RSH, including the stock of RSH's subsidiaries, Cumberland Surety, Inc. ("Cumberland") and NewBridge Services, Inc. ("NewBridge") for a purchase price of $3,400,000, less certain indebtedness of RSH (the "Merger Consideration"). The Merger Consideration is payable in stock of the Company or, at the election of certain non-employee shareholders, cash. Currently, NewBridge performs certain surety underwriting services for the Company's subsidiary, First Surety Corporation. Among other conditions, closing is subject to, and will take place following, the closing by the Company of an equity financing. Either party may terminate the Merger Agreement if the closing does not take place on or prior October 31, 2008. Upon execution of the Merger Agreement, the Company made a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, which amount will be applied toward the Merger Consideration at closing.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LEASE COMMITMENTS

         The Company leases certain office equipment with combined monthly payments of approximately $840 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $3,905 each month.

         The Company leases an apartment for corporate use that has a remaining term of 6 months at a monthly rate of $545.00 plus electric utilities.

         The Company holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $180 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

         Rental expense for these lease commitments totaled approximately $66,092 and $65,650 during 2009 and 2008.

         Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2009 are:

                          Fiscal year 2009-2010                   11,839
                          Fiscal year 2010-2011                    6,944
                          Fiscal year 2011-2012                    6,944
                                                              ------------

                                                  Total         $ 25,727
                                                              ============

         CONTINGENCIES

         On May 15, 2009, the Company sold shares of Series A Preferred Stock in conjunction with the sale of surety bonds. As of September 14th, the Company has not transferred the monies received from the sale of stock to FSC to be applied towards its surplus. The amount of Preferred A
         Stock was $176,000. Pursuant to the terms of the Consent Order dated December 23, 2005 (Consent Order) and the Amended Consent Order dated June 8, 2007 (Amended Consent Order), each with the West Virginia Insurance Commissioner (Commissioner) , all money received from the sale of Series A Preferred Stock shall be placed into the surplus accounts of FSC. The monies received from the above described transaction were not placed with FSC but were retained by the Company. This action is viewed by the Commissioner to be a violation of the Consent Order and Amended Consent Order. Under the terms of the Amended Consent Order any knowing or intentional violation of the conditions of the Order shall constitute grounds for the Commissioner to issue a Confidential Order immediately suspending FSC from doing business in West Virginia. FSC advised the Commissioner of this violation. Presently the Commissioner has advised FSC that no action will be taken by the Commissioner with respect to this violation. FSC has submitted a plan to correct this violation as expeditiously as possible, and the Company has agreed with this plan.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The carrying values and fair values of the Company's financial instruments at May 31, 2009 and 2008 are as follows:

                                                                    2009                                 2008
                                                     ------------------------------------------------------------------------
                                                         Carrying            Fair             Carrying            Fair
                                                          Amount             Value             Amount            Value
                                                     ----------------- ------------------ ----------------- -----------------
ASSETS
Bonds available for sale                             $   908,766       $   908,766        $   105,866       $   105,866
Mortgage-backed securities held to maturity            5,085,300         5,157,936          3,826,688         3,800,909
Cash and short-term investments                          467,791           467,791
                                                                                            1,224,696         1,224,696
Premiums and other receivables                            89,308            89,308             67,245            67,245
Equity securities (included in other assets)               7,862             7,862             24,829            24,829

LIABILITIES
Notes payable                                          4,052,872         4,052,872          2,968,016         2,968,016
Accounts payable and advance premiums                    268,066           268,066            299,585           299,585
Accrued expenses and other liabilities
                                                       1,019,665         1,019,665            515,916           515,916

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE R - OTHER RISKS, UNCERTAINTIES AND CONCENTRATIONS

         CONCENTRATION OF CREDIT RISK
         Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentration of credit risk regardless of the degree of such risk.

         As of May 31, 2009 the Company's investment securities of approximately $6,382,000 are solely comprised of mortgage-backed securities and
         defeased   municipal  bonds  that  are  guaranteed  by  U.S  government agencies, and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

         The Company transacts the majority of its business with four financial institutions, two for commercial banking services and the others for brokerage and custodial services. Periodically, the amount on deposit in financial institutions providing commercial banking services exceeds the $250,000 federally insured limit. Management believes these financial institutions are financially sound. With respect to the financial institutions providing brokerage and custodial services, amounts on deposit are invested in money market funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities.

         Management believes that substantially all receivables are collectible,
         and   therefore  has  not   established   an  allowance  for  estimated
         uncollectible accounts.

         CONCENTRATION IN PRODUCTS, MARKETS AND CUSTOMERS

         The Company's insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 65% and 58% of the Company's fiscal 2009 and 2008 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 52% and 48% of the Company's fiscal 2009 and 2008 revenues, respectively, as follows:

                                               2009                                 2008
                                ------------------------------------------------------------------------
                                                      Investment                          Investment
                                     Surety            Advisory           Surety           Advisory
                                     Premium             Fees            Premium             Fees
                                ------------------ ----------------- ----------------- -----------------
Customer group # 1              $   259,000        $    71,000       $   270,000       $    80,000
Customer group # 2                  248,000             40,000            96,000            11,000
                                ------------------ ----------------- ----------------- -----------------
                         TOTAL      507,000            111,000           366,000            91,000
                                ================== ================= ================= =================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE S - SEGMENT REPORTING

         The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                      YEAR ENDED
                                          -------------------------------------
INDUSTRY SEGMENT                           MAY 31, 2009        MAY 31, 2008
----------------                          ------------------- -----------------

 Investment advisory                        $    232,853         $    263,250
 Surety insurance                                961,480              694,336
 Corporate                                           851                9,693
                                          ------------------- -----------------
 Total revenues                             $  1,195,184         $    967,279
                                          =================== =================

OPERATING INCOME (LOSS):
 Investment advisory                        $   (136,830)        $   (200,009)
 Surety insurance                                313,556               92,368
 Corporate                                    (1,625,102)          (1,753,984)
                                          ------------------- -----------------
 Total operating income (loss)              $ (1,448,376)        $ (1,861,625)
                                          =================== =================

IDENTIFIABLE ASSETS:
 Investment advisory                        $     49,752         $     69,112
 Surety insurance                              6,828,127            5,420,727
 Corporate                                       107,345              287,927
                                          ------------------- -----------------
 Total assets                               $  6,985,224         $  5,777,766
                                          =================== =================

CAPITAL ACQUISITIONS:
 Investment advisory                        $          -         $          -
 Surety insurance                                      -               13,093
 Corporate                                         6,563                1,510
                                          ------------------- -----------------
 Total capital acquisitions                 $      6,563         $     14,603
                                          =================== =================

DEPRECIATION CHARGED TO
IDENTIFIABLE ASSETS:
 Investment advisory                        $         50         $         45
 Surety insurance                                  7,513                3,311
 Corporate                                         4,999                5,023
                                          ------------------- -----------------
 Total Depreciation                         $     12,562         $      8,379
                                          =================== =================

INTEREST EXPENSE:
 Investment advisory                        $      1,023         $     13,892
 Surety insurance                                     23                    -
 Corporate                                       603,999              465,403
                                          ------------------- -----------------
 Total interest expense                     $    605,045         $    479,295
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

         During 2009, advances to the Company from Mr. Jacobs amounted to $456,858 and repayments amounted to $454,777. As of May 31, 2009 the balance due Mr. Jacobs was $3,081.

         During the years ended May 31, 2009 and May 31, 2008, a company owned by a board member provided consulting services. This company provided services totalling $62,531 and $102,488 in 2009 and 2008. Amounts owed to this company at year end are treated as related party payables in the amounts $75,009 and $60,567 at May 31, 2009 and 2008.

         NOTE U - REINSURANCE

         On March 23, 2009, the Company announced that FSC has entered into a reinsurance agreement with Lloyd's of London ("Reinsurer") for its coal reclamation surety bonding programs that took effect April 1, 2009. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of three years and can be terminated by either party by written notice of at least 90 days prior to any April 1. The contract calls for a minimum premium to be paid to the Reinsurer of $490,000 per year. At May 31, 2009 The Company had prepaid reinsurance premiums of $87,114 and ceded reinsurance payable of $92,173.

         The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of risks with reinsurers. The Company's reinsurer is comprised of five syndicates. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The effect of reinsurance on premiums written and earned for fiscal 2009 is as follows:

                                               2009             2009
                                             Written           Earned

                Direct                    $   905,519       $   651,933
                Ceded                     $    92,174       $     5,060
                                          -----------       -----------
                Net                       $   813,345       $   646,873
                                          ===========       ===========


         NOTE V - EVENTS SUBSEQUENT TO MAY 31, 2009

         Subsequent events have been evaluated through September 14, 2009, the date these financial statements were issued. Subsequent to May 31, 2009, the Company obtained borrowings of $157,500 from individuals to fund ongoing operation and made repayments of $32,000. Such borrowings were obtained under demand notes bearing interest at the rate of 10%.

         Additionally, the Company borrowed $250,000 at the rate of 10%, which matures on December 31, 2009. This borrowing included the issuance of 500,000 shares of its common stock as additional consideration. Additionally, advances to the Company from its largest shareholder and CEO amounting to $100,025, with repayments totaling $75,300.

         On June 5, 2009 the Company asked the Holders of the Bridge loans to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default and reached agreement. The Holders agreed that the Company may satisfy its obligation to make the Initial Amortization Payments by making 8 consecutive quarterly payments of $67,185 each, commencing September 10, 2009, and within a 14 day grace period after the due date, and continuing on the payment dates prescribed by the Amortization Schedule for the Promissory Notes and ending on June 10, 2011 (collectively, the "PAYMENTS"), it being understood that the Payments shall result in the payment of the principal of and interest on the unpaid portion of the Initial Amortization Payments at the rate of 10% per annum from and after the originally scheduled payment dates.

         On September 10, 2009, in accordance with the Bridge financing agreement, the Company became obligated to issue in the aggregate 5,354,642 shares of its common stock to the holders of such notes.

         Subsequent to May 31, 2009, warrants totaling 1,795,273 were exercised for cash and the issuance 1,795,273 common shares of the Company.

         On June 30, 2009, the Board of Directors of the Registrant voted to expand the number of Directors comprising the Board from three to five. The Board then elected two new members to fill the vacancies created. The new Directors so elected are Mario J. Marra and Bradley W. Tuckwiller. Each will serve until the next meeting of the shareholders of the Registrant at which there is an election of members of the Board of Directors (and until his successor is elected and qualified) and, if nominated, may stand for reelection.

         On June 30, 2009, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock and Series B Preferred stock with such accumulated accrued and unpaid dividends amounting to $251,458 and $3,011,518 as of June 30, 2009.

JACOBS FINANCIAL GROUP, INC.
AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF INVESTMENTS-
 OTHER THAN INVESTMENTS IN RELATED PARTIES                                                                    SCHEDULE I
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                       AMOUNT
                                                                                                                      AT WHICH
 AT MAY 31, 2009                                                                                                    SHOWN IN THE
                                                                              COST*                VALUE            BALANCE SHEET
                                                                          ----------------    ----------------   ------------------
 Fixed maturities:
  Bonds:
        United States Government and government agencies and authorities  $             -     $             -    $               -
        States, municipalities, and political subdivisions                        352,816             381,386              381,386
                                                                          ----------------    ----------------   ------------------
        Total fixed maturities                                                    352,816             381,386              381,386

 Equity securities:
                                                                                        -                   -                    -
                                                                           ----------------    ----------------   ------------------
       Total equity securities                                                          -                   -                    -


 Mortgage-backed securities guaranteed by U.S. government agency                5,599,339           5,685,317            5,612,681

 Short-term investments, at cost (approximates market value)                      387,753             387,753              387,753
                                                                          ----------------    ----------------   ------------------

        Total investments                                                 $     6,339,908     $     6,454,456    $       6,381,820
                                                                          ================    ================   ==================


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

JACOBS FINANCIAL GROUP, INC.
AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                   SCHEDULE II
------------------------------------------------------------------------------------------------------------


BALANCE SHEETS - PARENT COMPANY ONLY
                                                                                   MAY 31, 2009 MAY 31, 2008
                                                                                   ------------ ------------
 Assets:
 Cash                                                                              $    (2,028) $    12,385
 Accounts receivable from affiliates                                                         -        2,740
 Prepaid expense and other assets                                                       24,822      264,816
 Furniture and equipment, net                                                            9,551        7,987
 Investment in subsidiaries, equity method                                           4,661,611    3,807,434
 Due from affiliates, net                                                              989,836      772,966
                                                                                   ------------ ------------

        Total assets                                                               $ 5,683,792  $ 4,868,328
                                                                                   ============ ============

 LIABILITIES:
 Accounts payable                                                                      $ 6,460      $ 8,339
 Accrued expenses and professional fees                                                365,859      289,584
 Related party payable                                                                  67,275       52,192
 Notes payable                                                                       4,049,791    2,967,017
 Related party notes payable                                                             2,281        1,000
 Due to affiliates                                                                     176,000            -
 Other liabilities                                                                     361,538       86,289
                                                                                   ------------ ------------

        Total liabilities                                                            5,029,204    3,404,421

 MANDATORILY REDEEMABLE PREFERRED STOCK                                             14,290,109   12,245,799

 STOCKHOLDERS EQUITY:
 Common stock                                                                           17,968       16,609
 Additional paid in capital                                                          2,626,236    2,423,537
 Accumulated deficit                                                               (16,279,725) (13,222,038)
                                                                                   ------------ ------------

        Total stockholders equity (deficit)                                        (13,635,521) (10,781,892)
                                                                                   ------------ ------------

        Total liabilities and stockholders equity                                  $ 5,683,792  $ 4,868,328
                                                                                   ============ ============


JACOBS FINANCIAL GROUP, INC.
AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                   SCHEDULE II
------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                       2009         2008
                                                                                  ------------- -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                                $ (1,448,376) $(1,861,625)

 Adjustments to reconcile net (loss) to net cash provided by operating activities:

 Equity in undistributed net loss of consolidated subsidiaries                         (95,177)      (7,829)
 Stock option compensation expense                                                      11,462       98,972
 Stock issued in connection with financing arrangements                                231,554      242,003
 Depreciation                                                                            4,999        5,023
 Loss on disposal of equipment                                                               -          684
 Change in other assets, accounts payable and accrued expense, net                     568,504     (398,549)
                                                                                  ------------- -------------

 TOTAL CASH USED IN OPERATIONS                                                        (727,034)  (1,921,321)


 CASH FLOWS FROM INVESTING ACTIVITIES:

 Contributions to insurance company subsidiary                                        (759,000)    (804,000)
 Funds provided to affiliates for operations                                           (40,871)    (659,377)
 Purchase of furniture and equipment                                                    (6,563)      (1,510)
                                                                                  ------------- -------------

 TOTAL CASH USED IN INVESTING ACTIVITIES                                              (806,434)  (1,464,887)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of mandatorily redeemable preferred stock                      435,000      828,000
 Proceeds from exercise of stock warrants                                                    -          335
 Redemption of mandatorily redeemable preferred stock                                        -            -
 Proceeds from borrowings                                                            1,402,500    2,842,000
 Repayment of borrowings                                                              (319,725)    (269,357)
 Proceeds from short-term borrowings from related party                                456,057      132,200
 Repayment of short-term borrowings to related party                                  (454,777)    (146,963)
                                                                                  ------------- -------------

 TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                                         1,519,055    3,386,215
                                                                                  ------------- -------------

 CHANGE IN CASH                                                                        (14,413)           7

 Cash at beginning of year                                                              12,385       12,378
                                                                                  ------------- -------------

 Cash at end of year                                                              $     (2,028) $    12,385
                                                                                  ============= =============

JACOBS FINANCIAL GROUP, INC.
AND SUBSIDIARIES


--------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTARY INSURANCE INFORMATION
 AS OF MAY 31, 2009 AND 2008 AND FOR THE YEARS THEN ENDED                                                          SCHEDULE III
--------------------------------------------------------------------------------------------------------------------------------



                         RESERVE FOR
                           LOSSES                   OTHER                                        AMORTIZATION
                             AND                   POLICY                            CLAIMS          OF
            DEFERRED    LOSS EXPENSES,               AND                           LOSSES AND     DEFERRED
             POLICY        FUTURE                 CONTRACT                 NET     SETTLEMENT      POLICY      OTHER        NET
           ACQUISITION     POLICY       UNEARNED    CLAIMS   PREMIUM   INVESTMENT   EXPENSES     ACQUISITION  OPERATING   PREMIUMS
 SEGMENT      COSTS        CLAIMS       PREMIUMS   PAYABLE   REVENUE     INCOME     INCURRED        COSTS     EXPENSES     WRITTEN

--------  ------------  ------------  ---------- ---------  ---------  ----------  ----------    ------------ ---------  -----------
2009

Surety    $ 143,173     $ 432,658     $ 530,794       $ -   $ 646,873   $ 288,747   $ 186,007     $ 153,263        $ -     $ 813,345


------------------------------------------------------------------------------------------------------------------------------------

2008

Surety     $ 75,940     $ 246,651     $ 277,208       $ -   $ 453,478   $ 225,461   $ 135,867     $ 126,386        $ -     $ 586,498




------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INSURANCE INFORMATION - REINSURANCE
 AS OF MAY 31, 2009 AND 2008 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE IV
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       CEDED TO OTHER
2009                                                            GROSS AMOUNT             COMPANIES             NET AMOUNT
Premiums written:
         Property and casualty insurance                               $ 905,519               $ 92,174             $ 813,345

                                                            ---------------------    -------------------   -------------------
         Total premiums written                                        $ 905,519               $ 92,174             $ 813,345
                                                            =====================    ===================   ===================

Premiums earned:
         Property and casualty insurance                               $ 651,933                $ 5,060             $ 646,873

                                                            ---------------------    -------------------   -------------------
         Total premiums earned                                         $ 651,933                $ 5,060             $ 646,873
                                                            =====================    ===================   ===================


There were no premiums ceded to other companies for the year ended May 31, 2008.


JACOBS FINANCIAL GROUP, INC.
AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 AS OF MAY 31, 2009 AND 2008 AND FOR THE YEARS THEN ENDED                                                                SCHEDULE VI
------------------------------------------------------------------------------------------------------------------------------------



   COLUMN A       COLUMN B     COLUMN C    COLUMN D  COLUMN E COLUMN F COLUMN G      COLUMN H       COLUMN I     COLUMN J   COLUMN K

                             RESERVE FOR
                                LOSSES     DISCOUNT                                CLAIMS, LOSSES  AMORTIZATION
                                 AND        IF ANY,                                AND SETTLEMENT       OF
                  DEFERRED  LOSS EXPENSES, DEDUCTED                                EXPENSES IN-     DEFERRED    PAID CLAIMS
                   POLICY       FUTURE        IN                           NET    CURRED RELATED TO   POLICY     AND CLAIMS   NET
  AFFILIATION   ACQUISITION     POLICY      COLUMN   UNEARNED  PREMIUM INVESTMENT  CURRENT  PRIOR   ACQUISITION  ADJUSTMENT PREMIUMS
WITH REGISTRANT   COSTS         CLAIMS        C      PREMIUMS  REVENUE   INCOME      YEAR   YEARS      COSTS      EXPENSES  WRITTEN
--------------- ----------- ------------- --------- --------- -------- ---------- ----------------- ----------- ----------- --------
2009

Consolidated
property-
casualty
entities        $ 143,173    $ 432,658         $ -  $ 530,794 $ 646,873 $ 288,747  $ 186,007  $ -  $ 153,263     $ -       $ 813,345


------------------------------------------------------------------------------------------------------------------------------------

2008

Consolidated
property-
casualty
entities         $ 75,940    $ 246,651         $ -  $ 277,208 $ 453,478 $ 225,461  $ 135,867  $ -  $ 126,386     $ -       $ 586,498



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

     (1) Incorporated by reference to the Company's Current Report On Form 8-K dated May 29, 2001.
     (2) Incorporated by reference to the Company's Definitive Proxy Statement dated November 7, 2005.
     (3) Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2005.
     (4) Incorporated by reference to the Company's Current Report on Form 8-K dated September 10, 2007.
     (5) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2007.
     (6) Incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 2008.
     (7)  Incorporated  by reference to the Company's  Quarterly  Report on Form
          10-QSB for the quarterly period ended February 29, 2008
     (8) Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2008
     (9) Incorporated by reference to the Company's Current Report on Form 8-K dated April 15, 2008
     (10) Incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 2008
     (11) Incorporated by reference to the Company's Current Report on Form 8-K dated August 26, 2008
     (12) Incorporated by reference to the Company's Current Report on Form 8-K dated November 20, 2008
     (13) Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2009
     (14) Incorporated by reference to the Company's Current Report on Form 8-K dated June 16, 2009
     (15) Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JACOBS FINANCIAL GROUP, INC.

Dated:   September 14, 2009          By: /s/ John M. Jacobs
                                     -------------------------------------------
                                         John M. Jacobs
                                         President and CEO
                                         Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   September 14, 2009                        By:/s/John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     President and CEO
                                                     Director


Dated:   September 14, 2009                        By:/s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     Chief Financial Officer



Dated:   September 14, 2009                        By:/s/ Mario J. Marra
        ------------------------                   ----------------------------
                                                     Mario J. Marra
                                                     Director


Dated:   September 14, 2009                        By:/s/ C. David Thomas
        ------------------------                   ----------------------------
                                                     C. David Thomas
                                                     Director



Dated:   September 14, 2009                        By:/s/ Frederick E. Ferguson
        ------------------------                   ----------------------------
                                                     Frederick E. Ferguson
                                                     Director



Dated:   September 14, 2009                        By:/s/ Bradley W. Tuckwiller
        ------------------------                   ----------------------------
                                                     Bradley W. Tuckwiller
                                                     Director