Form 10-Q
period 2009-08-31
JACOBS FINANCIAL GROUP, INC.
filed 2009-10-20
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2009

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
              ----------------------------------------------------
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

               Yes[  ]                             No[ X ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 193,673,214 shares of common stock as of October 15, 2009.


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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)



                                                                                      AUGUST 31, 2009        MAY 31, 2009
                                                                                      ---------------      ---------------
ASSETS

INVESTMENTS AND CASH:
Bonds available for sale, at market value                                             $     902,201        $     908,766
 (amortized cost - 08/31/09 $855,078; 05/31/09 $866,855)
Mortgage-back securities held to maturity, at amortized costs                             5,159,445            5,085,300
 (market value - 08/31/09 $5,230,512; 05/31/09 $5,157,936)
Short-term investments, at cost (approximates market value)                                 312,245              387,753
Cash                                                                                        185,032               80,038
                                                                                      ---------------      ---------------
                                  TOTAL INVESTMENTS AND CASH                              6,558,923            6,461,857

Investment income due and accrued                                                            28,301               28,124
Premiums and other accounts receivable                                                       65,743               61,184
Prepaid reinsurance premium                                                                 149,725               87,114
Deferred policy acquisition costs                                                           158,734              143,173
Furniture and equipment, net of accumulated depreciation
 of $136,288 and $133,493, respectively                                                      20,374               23,169
Other assets                                                                                 36,527               43,517
Intangible assets                                                                           150,000              150,000
                                                                                      ---------------      ---------------

                                                TOTAL ASSETS                          $   7,168,327        $   6,998,138
                                                                                      ===============      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                                  $     480,843        $     432,658
Reserve for unearned premiums                                                               594,359              530,795
Accrued expenses and professional fees payable                                              502,327              470,099
Accounts payable                                                                            325,983              268,066
Related party payable                                                                        90,534               75,009
Demand note payable to related party                                                          7,163                3,081
Notes payable                                                                             4,280,895            4,049,791
Accrued interest payable                                                                    172,874              303,914
Ceded reinsurance payable                                                                    47,926               92,173
Other liabilities                                                                           115,431               78,470
                                                                                      ---------------      ---------------
                                           TOTAL LIABILITIES                              6,618,335            6,304,056

Series a  preferred  stock,  $.0001  Par  value  per  share;  1  million  shares authorized; 2,675 and 2,665 shares issued and outstanding at August 31, 2009 and
 May 31, 2009, respectively; stated liquidation value of $1,000 per share                 2,902,070            2,860,670

Series  B  Preferred  Stock,  $.0001  par  value  per  share;  9,941.341  shares authorized;  9,621.940  shares issued and outstanding at August 31, 2009 and May
 31, 2009; stated liquidation value of $1,000 per share                                  11,816,899           11,429,440
                                                                                      ---------------      ---------------
                TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                             14,718,969           14,290,110

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value per share; 490 million shares authorized;
 187,150,178 and 179,682,912 issued outstanding at August 31, 2009
 and May 31, 2009, respectively                                                              18,715               17,968
Additional paid in capital                                                                2,990,061            2,626,236
Accumulated deficit                                                                     (17,222,667)         (16,279,725)
Accumulated other comprehensive income (loss)                                                44,914               39,493
                                                                                      ---------------      ---------------
                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (14,168,977)         (13,596,028)
                                                                                      ---------------      ---------------

                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $   7,168,327        $   6,998,138
                                                                                      ===============      ===============



                            See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Operations (Unaudited)





                                                                       THREE MONTHS ENDED AUGUST 31,
                                                                   -----------------------------------
                                                                        2009                2008
                                                                   ---------------     ---------------

Revenues:
Investment advisory services                                       $      64,326       $      59,529
Insurance premiums and commissions                                       214,332             157,506
Net investment income                                                     72,244              68,680
Other income                                                               4,822                   -
                                                                   ---------------     ---------------
                                     Total Revenues                      355,724             285,715


Expenses:

Incurred policy losses                                                    48,185              44,785
Insurance policy acquisition costs                                        62,602              39,029
General and administrative                                               400,614             535,939
Mutual fund costs                                                         38,326              41,567
Depreciation                                                               2,795               3,195
                                                                   ---------------     ---------------
                                     Total Expenses                      552,522             664,515
                                                                   ---------------     ---------------

                  Net Income (Loss) from Operations                     (196,798)           (378,800)

Interest expense                                                        (327,284)           (118,778)
Interest income                                                                -                 849
                                                                   ---------------     ---------------

                                   Net Income (Loss)                    (524,082)           (496,729)

Accretion of Mandatorily Redeemable Convertible
 Preferred Stock, including accrued dividends                           (418,860)           (389,299)
                                                                   ---------------     ---------------

                      Net Income (Loss) Attributable
                              to Common Stockholders               $    (942,942)      $    (886,028)
                                                                   ===============     ===============


Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share                                        $       (0.01)      $       (0.01)
                                                                   ===============     ===============

Weighted-Average Shares Outstanding                                  185,278,229         168,666,964
                                                                   ===============     ===============


















                            See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)





                                                                               Three Months Ended
                                                                                     August 31
                                                                            -----------------------------
                                                                                2009            2008
                                                                            -------------   -------------

Comprehensive income (loss):

Net income (loss) attributable to common stockholders                       $ (942,942)     $ (886,028)


Other comprehensive income (loss):

Net unrealized gain (loss) of available-for-sale
investments arising during period                                                5,421          (4,872)
                                                                            -------------   -------------

Net unrealized gain (loss) attributable to available-for-sale
investments recognized in other comprehensive income                             5,421          (4,872)
                                                                            -------------   -------------


Comprehensive income (loss) attributable to common stockholders             $ (937,521)     $ (890,900)
                                                                            =============   =============























                            See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statement of Cash Flows  (Unaudited)

                                                          THREE MONTHS ENDED AUGUST 31
                                                          -----------------------------
                                                               2009           2008
                                                          -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                         $   (524,082)   $  (496,729)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

 Unearned premium                                                  953         45,354
 Stock option expense                                          138,890         13,491
 Stock issued (or to be issued) in connection
  with financing arrangements                                  223,886         23,227
 Provision for loss reserves                                    48,185         44,784
 Amortization of premium                                        14,873          8,764
 Depreciation                                                    2,795          3,195
 Premium and other receivables                                  (4,559)        (5,041)
 Accretion of discount                                          (4,579)        (1,278)
 Investment income due and accrued                                (817)        (7,091)
 Deferred policy acquisition costs                             (15,561)        (3,156)
 Change in operating assets and liabilities:
  Other assets                                                   7,199        112,629
  Related party accounts payable                                15,525         (6,758)
  Accounts payable and cash overdraft                           57,917        (51,301)
  Accrued expenses and other liabilities                      (106,098)        96,560
                                                          -------------   -------------

     Net cash flows from (used in) operating activities       (145,473)      (223,350)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments                   75,508        852,572
Cost of bonds acquired                                               -       (200,712)
Costs of mortgaged-backed securities acquired                 (396,343)      (921,795)
Purchases of securities available for sale                           -       (620,059)
Repayment of mortgage-backed securities                        324,321        193,125
                                                          -------------   -------------

     Net cash flows from (used in) investing activities          3,486       (696,869)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                               106,597         28,000
Repayment of related party debt                               (102,515)       (29,000)
Proceeds from borrowings                                       317,500        940,000
Repayment of borrowings                                        (86,396)      (119,584)
Proceeds from issuance of Series A preferred stock              10,000        118,000
Proceeds from issuance of Series B preferred stock                   -              -
Proceeds from exercise of common stock warrants                  1,795              -
                                                          -------------   -------------

   Net cash flows from financing activities                    246,981        937,416

NET INCREASE (DECREASE) IN CASH                                104,994         17,197

CASH AT BEGINNING OF PERIOD                                     80,038         48,640
                                                          -------------   -------------

CASH AT END OF PERIOD                                     $    185,032    $    65,837
                                                          =============   =============


SUPPLEMENTAL DISCLOSURES

Interest paid                                             $    257,471    $     8,127
Income taxes paid                                                    -              -

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt             223,886         23,227


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2008
                                                              ----------------------------------------------------------------------
                                                                                STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ----------------------------------------------------------------------

                      SERIES A               SERIES B
               MANDATORILY REDEEMABLE  MANDATORILY REDEEMABLE                                                ACCUMULATED
                                           CONVERTIBLE                              ADDITIONAL                  OTHER
                  PREFERRED STOCK        PREFERRED STOCK                             PAID-IN    ACCUMULATED COMPREHENSIVE
                 SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT    CAPITAL     DEFICIT       INCOME      TOTAL
                                                                                                                (LOSS)
               -------- -----------  ---------  -----------   -----------  -------  -----------  ------------- ------- -------------
BALANCE,
MAY 31, 2008      2,230  $ 2,308,933  9,621.940  $ 9,936,866  166,091,242  $16,610  $ 2,423,537 $(13,222,039)  $ 6,483 $(10,775,409)

Issuance of
Series A            118      118,000          -            -            -        -            -            -         -            -
and B
Preferred
Stock and
common stock

Issuance of
common stock          -            -          -            -    3,115,581      312       27,814            -         -       28,126
stock as
additional
consideration
for financing
arrangement

Accretion of
mandatorily
redeemable
convertible
preferred stock      -        4,149          -      134,085             -        -            -     (138,234)        -     (138,234)

Accrued
dividends
of mandatorily
redeemable
convertible
preferred stock      -       23,352          -      227,713             -        -            -     (251,065)        -     (251,065)

Expense of
common shares
to be issued
in connection
with financing
arrangements         -            -          -            -             -        -       21,158            -         -       21,158

Common stock
option
expense              -            -          -            -             -        -       13,491            -         -       13,491

Unrealized net
gain on
available for
sale securities      -            -          -            -             -        -            -            -    (4,872)      (4,872)

Net income
(loss), three
month period
ended
August 31, 2008      -            -          -            -             -        -            -      (496,729)       -     (496,729)
               -------- -----------  ---------  -----------   -----------  -------  -----------  ------------- ------- -------------
BALANCE,
AUGUST 31, 2008  2,348  $ 2,454,434  9,621.940  $10,298,664   169,206,823  $16,921  $ 2,486,000  $(14,108,066) $ 1,611 $(11,603,534)
               ---------------------------------------------- ----------------------------------------------------------------------



                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2009

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
                                            SERIES B                                                            OTHER
                      SERIES A        MANDATORILY REDEEMABLE                                                    COMPRE-
              MANDATORILY REDEEMABLE      CONVERTIBLE                                  ADDITIONAL               HENSIVE
                  PREFERRED STOCK         PREFERRED STOCK                               PAID-IN   ACCUMULATED   INCOME
                 SHARES     AMOUNT       SHARES     AMOUNT          SHARES    AMOUNT    CAPITAL    DEFICIT      (LOSS)     TOTAL
                 ------   -----------   ---------  ----------    ----------- -------  ----------  ------------  ------  ------------

BALANCE,
MAY 31, 2009      2,665   $ 2,860,670   9,621.940 $11,429,440   $179,682,912 $17,968 $2,626,236 $(16,279,725) $39,493  $(13,596,028)

Issuance of
Series A
and B Preferred
Stock and common
stock                10        10,000           -           -              -       -          -            -        -             -

Issuance of
common stock as
additional
consideration for
financing arrange-
ments                 -             -           -           -        500,000      50     19,025            -        -        19,075

Exercise
of warrants           -             -           -           -      1,795,273     180      1,616            -        -         1,796

Accretion of
mandatorily
redeemable
convertible
preferred stock       -         4,380           -     143,920              -       -          -     (148,300)       -      (148,300)

Accrued dividends
of mandatorily
redeemable
convertible
preferred stock       -        27,020           -     243,539              -       -          -     (270,559)       -      (270,559)

Expense of
common shares
to be issued
in connection
with financing
arrangements          -             -           -           -      5,171,993     517    204,294            -        -       204,811

Common stock
option expense        -             -           -           -              -       -    138,890            -        -       138,890

Unrealized net
gain on available
for sale
securities            -             -           -           -              -       -          -            -    5,421         5,421

Net income (loss),
three month
period ended
August 31, 2009       -             -           -           -              -       -          -     (524,083)       -      (524,083)
                 ------   -----------   ---------  ----------    ----------- -------  ---------- ------------- ------  -------------
BALANCE,
AUGUST 31, 2009   2,675   $ 2,902,070   9,621.940 $11,816,899    187,150,178 $18,715  $2,990,061 $(17,222,667)$44,914  $(14,168,977)
                 ------   -----------   ---------  ----------    ----------- -------  ---------- ------------- ------  -------------

                  -------------------------------------------    -------------------------------------------------------------------



                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three month period ended August 31, 2009, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2010. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 14, 2009.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements as of August 31, 2008 to be consistent with the presentation in the Consolidated Financial Statements as of August 31, 2009. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,058,000 and $3,333,000 for the years ended May 31, 2009 and 2008 and has incurred losses of approximately $943,000 for the three month period ended August 31, 2009. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

Expansion of FSC's business to other states is a key component of fully implementing the Company's business plan. Regulatory approval and licensing is required for each state in which FSC seeks to conduct business. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves, due to FSC's status as a new entry into this market, and based upon current

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

financial condition of the parent company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in those states in addition to West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

During fiscal 2008 and the three month period ended August 31, 2008, the Company completed two rounds of bridge financing totaling an aggregate of $3,500,000 in order to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing. The Company was not able to meet its December 2008 or March 2009 loan amortization payments with respect to this financing and, thus, incurred payment defaults with respect to these obligations. On June 5, 2009 the Company reached agreement with the Holders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. The Holders agreed that the Company may satisfy its obligation to make the Initial Amortization Payments by making 8 consecutive quarterly payments of $67,185 each, commencing September 10, 2009, and within 14 days after same (See Note K), and continuing on the payment dates prescribed by the Amortization Schedule for the Promissory Notes and ending on June 10, 2011 (collectively, the "Payments"), it being understood that the Payments shall result in the payment of the principal of and interest on the unpaid portion of the Initial Amortization Payments at the rate of 10% per annum from and after the originally scheduled payment dates. (See Note E).

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 160 was issued to improve the relevance, comparability, and transparency of financial information for the reporting entity by establishing accounting and reporting standards attributable to noncontrolling, or minority, interests in subsidiaries included in the reporting entity's consolidated financial statements. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include amounts attributable to both the parent and the noncontrolling interest. The Statement also provides a single method for accounting for changes in the parent's ownership interest in a subsidiary that does not result in deconsolidation, as well as recognition of gain or loss when a subsidiary is deconsolidated as a result of an ownership change in which the parent ceases to have a controlling financial interest in the subsidiary, and expanded disclosures to clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The application of Statement No. 160 does not have a material impact on the Company's results of operations or financial position.

In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133". This Statement changes the disclosure requirements for derivative instruments and hedging activities in order to provide improved transparency of financial reporting with respect to derivative instruments and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not currently employ the use of derivative instruments or engage in hedging activities and thus the issuance of this Statement does not have any impact on the Company's current financial statement disclosure requirements.

In May 2008, the FASB issued Statement No. 163 "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60". This Statement clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. A financial guarantee insurance contract within the scope of this Statement generally insures investment securities in the form of municipal bonds or asset-backed securities. FASB's intent in setting the scope of this Statement was to address the narrow issue relating to those contracts for which diversity existed in the accounting for claim losses. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk management activities, which are effective for the first interim period after issuance to the Statement. Except for those disclosures, earlier application is not permitted. The application of Statement No. 163 does not have a material impact on the Company's results of operations or financial position.

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162." This SFAS establishes the FASB Accounting Standards Codification as the single source

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

of authoritative US generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not expect the application of Statement No. 168 to have a material impact on the Company's results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." This statement changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. New disclosures will be required regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 will be effective for the start of the first fiscal year beginning after November 15, 2009 (June 1, 2010 for the Company). This SFAS is not expected to have a material impact on the Company's financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and has been applied with no material impact on the Company's financial statements.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The application of this FSP does not have a material impact on the Company's financial statements.

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES

The Company classifies a portion of investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three month period ended August 31, 2009, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on August 31, 2009.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $          497,683  $            14,707  $                -  $           512,390
mortgage-backed securities
State and municipal securities                357,395               32,416                   -              389,811

Equity securities 1                            10,280                    -               2,209                8,071
                                   ------------------- -------------------- ------------------- --------------------
                                   $          865,358  $            47,123  $            2,209  $           910,272
                                   =================== ==================== =================== ====================

1 Equity  securities  consist of an investment in the original  amount of $25,000 made in the Jacobs & Company Mutual
Fund ("the Fund") by its  investment  advisor,  Jacobs & Company,  and is recorded in other  assets at market  value.
Dividends paid by the Fund at calendar  year-end 2007 and 2008 were reinvested.  A partial  withdrawal of $11,000 was made on March 25, 2009

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2009.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $          514,039  $            13,342  $                -  $           527,381
mortgage-backed securities
State and municipal securities                352,816               28,570                   -              381,386

Equity securities 1                            10,280                    -               2,418                7,862
                                   ------------------- -------------------- ------------------- --------------------
                                   $          877,135  $            41,912  $            2,418  $           916,629
                                   =================== ==================== =================== ====================

The Company's short-term investments at August 31, 2009 of $312,245 consisted of money-market investment funds.

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity as of August 31, 2009, and as such, they are carried at amortized cost. For the three month periods ended August 31, 2009, there have been no other-than-temporary impairments.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S government agency
mortgage-backed securities         $        5,159,445  $            78,189  $            7,122  $         5,230,512
                                   =================== ==================== =================== ====================

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity as of May 31, 2009, and as such, they are carried at amortized cost.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S government agency
mortgage-backed securities         $        5,085,300  $            79,739  $            7,103  $         5,157,936
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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SHORT-TERM INVESTMENTS
The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and U.S. Treasury bills. Level 2 includes commercial paper, for which all significant inputs are observable.

Assets measured at fair value on a recurring basis are summarized below:

                                                                   August 31, 2009
---------------------------------------- --------------------------------------------------- -----------------
                                                   Fair Value Measurements Using
---------------------------------------- --------------------------------------------------- -----------------
                                             Level 1          Level 2           Level 3         Assets At
                                                                                                Fair Value
---------------------------------------- ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $        902,201  $             -  $        902,201
Equity securities at fair value                    8,071                 -                -             8,071
Short-term investments at fair value             312,245                 -                -           312,245
---------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Assets                             $       320,316  $        902,201  $             -  $      1,222,517


                                                                     May 31, 2009
---------------------------------------- --------------------------------------------------- -----------------
                                                   Fair Value Measurements Using
---------------------------------------- --------------------------------------------------- -----------------
                                             Level 1          Level 2           Level 3         Assets At
                                                                                                Fair Value
---------------------------------------- ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $        908,766  $             -  $        908,766
Equity securities at fair value                    7,862                 -                -             7,862
Short-term investments at fair value             387,753                 -                -           387,753
---------------------------------------- ---------------- ----------------- ---------------- -----------------
Total Assets                             $       395,615  $        908,766  $             -  $      1,304,381


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either the adoption of SFAS 157 on June 1, 2008 or at August 31, 2009.

There were no gross realized gains and losses on available-for-sale and held-to-maturity securities sold or redeemed by the issuer, pursuant to call features, in the three month period ended August 31, 2009.

NOTE D - OTHER ASSETS

Included in other assets are advance deposits for professional fees relating to pending acquisitions and certain equity financing matters the Company has endeavored to undertake in fiscal 2008 and 2009. As of August and May 31, 2009 such balances are comprised of the following:

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                                 August 31,       May 31,
                                                                  2009             2009
                                                             ---------------- ----------------
Advance deposits for professional fees                       $         1,311  $         1,311
Mutual fund investment at market                                       8,071            7,862
Prepaid expense and other deposits                                    27,145           34,344
                                                             ---------------- ----------------
                                                      Total  $        36,527  $        43,517
                                                             ================ ================

NOTE E - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY

The Company had the following unsecured notes payable to individuals and a commercial bank as of August 31, 2009 and May 31, 2009 respectively:

                                                           August 31,           May 31,
                                                              2009               2009
                                                        ------------------ ------------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%                $         640,500  $         380,000

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below                  3,500,000          3,500,000

Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12.00                                         7,163              3,081

Unsecured  term  note  payable  to  commercial
bank in the  original  amount of
$250,000 and payable in equal monthly payments
of $5,738;  interest rate fixed @ 13.25% maturing
January 31, 2012                                                  140,395            169,791
                                                        ------------------ ------------------
                                    Notes payable       $       4,288,058  $       4,052,872
                                                        ================== ==================


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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

Beginning September 10, 2008, because a qualified financing had not been completed, the Company became required under the terms of the bridge financing to issue 2.80% of the Company's outstanding common shares and shall issue 2.80% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. On September 10, 2008 and March 10, 2009, 4,870,449 and 5,010,640 common shares, respectively, were issued to those noteholders.

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

On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of the Company's subsidiary, CMW, as security for repayment of the loans. The Holders agreed that the Company may satisfy its obligation to make the Initial Amortization Payments by making 8 consecutive quarterly payments of $67,185 each, commencing September 10, 2009, and within a 14 day grace period after the due date (See Note K) , and continuing on the payment dates prescribed by the Amortization Schedule for the Promissory Notes and ending on June 10, 2011 (collectively, the "PAYMENTS"), it being understood that the Payments shall result in the payment of the principal of and interest on the unpaid portion of the Initial Amortization Payments at the rate of 10% per annum from and after the originally scheduled payment dates. The Payments shall be allocated among and paid to the Holders in accordance with the balances due to each. The Company may at any time prepay the balance remaining due with respect to the principal of the Initial Amortization Payments by paying the amount thereof, together with interest accrued through the date of such prepayment.

During the three months ended August 31, 2009 and the year ended May 31, 2009, a company owned by a board member provided consulting services. This company provided services totaling $15,525 in the three months ended August 31, 2009 and $15,525 in the three months ended August 31, 2008. Amounts owed to this company at year end are treated as related party payables in the amounts $90,534 and $75,009 at August 31, 2009 and May 31, 2009.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. The following table summarizes the activity under such arrangement for the three month periods ended August 31, 2009 and 2008.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                                             Three month        Three month
                                             period ended      period ended
                                              August 31,        August 31,
                                                 2009              2008
------------------------------------------ ----------------- -----------------
Balance owed, beginning of period          $         3,081   $          1,000
Proceeds from borrowings                           106,597             28,000
Repayments                                        (102,515)           (29,000)
Balance owed, end of period                $         7,163   $              -
------------------------------------------ ================= =================


Scheduled maturities and principal payments for each of the next five years ending August 31 are as follows:

2010 (including demand notes)          $      4,199,656
2011                                             60,650
2012                                             27,752
                                       -----------------
                                       $      4,288,058
                                       =================

NOTE F-STOCKHOLDERS EQUITY

In the three month period ended August 31, 2009, the Company issued 5,171,993 shares of the Company's common stock in connection with the June 5th agreement with the Holders of the bridge financing arrangement. The shares were valued at approximately $.0365 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $188,778.

In the three month period ending August 31, 2009, warrants totaling 1,795,273 were exercised for cash and issuance of 1,795,273 common shares of the Company.

In the three month period ending August 31, 2009, the Company issued 500,000 shares of the Company's common stock in connection with short term and demand borrowing arrangements totaling $250,000. The shares were valued at approximately $.03815 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $19,075.


NOTE G - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

deposit to the sellers and extending the date for closing until October 31, 2008 after which time either party may terminate the Merger Agreement. Discussions continue with RSH, and the Merger Agreement has not been terminated. Among other conditions, closing was subject to the closing by the Company of an equity financing.

On August 20, 2008, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire 100% of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). Such agreement was amended on November 13, 2008 to clarify certain definitions and calculation of the purchase price, in addition to extending until December 31, 2008 the date by which the Company must satisfy the financing condition prior to closing and which after time either party may terminate the Agreement. The Company was unable to provide certification to NICO that the Company had cash available or had existing or committed borrowing facilities ("Financing Certificate") which together were sufficient to enable it to consummate the acquisition of Unione by December 31, 2008. Accordingly, under the terms of the Agreement, as amended, the NICO has the right to terminate the Agreement at its discretion and retain the good faith deposit of $75,000. Discussions continue with NICO, and the Agreement has not been terminated.

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

During fiscal year 2009 and the three months ended August 31, 2009, the Company sold shares of Series A Preferred Stock in conjunction with the sale of surety bonds. As of August 31, 2009, the Company has not transferred the monies received from the sale of stock to FSC to be applied towards its surplus. The amount of Preferred A Stock was $186,000. Pursuant to the terms of the Consent Order dated December 23, 2005 (Consent Order) and the Amended Consent Order dated June 8, 2007 (Amended Consent Order), each with the West Virginia Insurance Commissioner (Commissioner) , all money received from the sale of Series A Preferred Stock shall be placed into the surplus accounts of FSC. The monies received from the above described transaction were not placed with FSC but were retained by the Company. This action is viewed by the Commissioner to be a violation of the Consent Order and Amended Consent Order. Under the terms of the Amended Consent Order any knowing or intentional violation of the conditions of the Order shall constitute grounds for the Commissioner to issue a Confidential Order immediately suspending FSC from doing business in West Virginia. FSC advised the Commissioner of this violation. Presently the Commissioner has advised FSC that no action will be taken by the Commissioner with respect to this violation. FSC has submitted a plan to correct this violation as expeditiously as possible, and the Company has agreed with this plan. Subsequent to August 31, 2009 approximately $50,000 of the amount owed to FSC has been repaid by reducing the amount due to affiliates from FSC.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


As of August 31, 2009, the Company had accrued and withheld approximately $87,500 in Federal payroll taxes. These amounts have not been remitted and are still payable at October 19, 2009. Management intends to pay this obligation as soon as possible.


NOTE H - SEGMENT REPORTING

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                     THREE MONTH PERIOD ENDED
                                                 -------------------------------
                        INDUSTRY SEGMENT          AUGUST 31,          AUGUST 31,
                                                     2009                2008
                                                 ------------        ----------
REVENUES:
 Investment advisory                             $    69,148         $   59,529
 Surety insurance                                    286,575            226,186
 Corporate                                                 -                849
                                                 ------------        -----------
 Total revenues                                  $   355,723         $  286,564
                                                 ============        ===========

NET INCOME (LOSS):
 Investment advisory                             $   (11,042)        $  (54,911)
 Surety insurance                                    129,930             40,053
 Corporate                                          (642,970)          (481,871)
                                                 ------------        -----------
 Total net income (loss)                         $  (524,082)        $ (496,729)
                                                 ============        ===========

NOTE I - REINSURANCE

On March 23, 2009, the Company announced that FSC has entered into a reinsurance agreement with Lloyd's of London ("Reinsurer") for its coal reclamation surety bonding programs that took effect April 1, 2009. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of three years and can be terminated by either party by written notice of at least 90 days prior to any April 1. The contract calls for a minimum premium to be paid to the Reinsurer of $490,000 per year. At August 31, 2009, the Company had prepaid reinsurance premiums of $149,725 and ceded reinsurance payable of $47,926.

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. The Company's reinsurer is comprised of five syndicates. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The effects of reinsurance on premium written and earned for the three month period ended August 31, 2009 are as follows;

                                 3 months ended      3 months ended
                                 August 31, 2009 -   August 31, 2009 -
                                 Written             Earned
                                 ------------------- -------------------
                  Direct         $          313,598       $    250,033
                                 ------------------- -------------------
                  Ceded          $          105,752       $      43,141
                                 ------------------- -------------------
                  Net            $          207,846       $    206,892

There was no reinsurance effect on premium written for the three month period ended August 31, 2008 due to the reinsurance agreement not being in effect until April 1, 2009. There were no ceded losses for the three month periods ended August 31, 2009 and 2008.


NOTE J-STOCK-BASED COMPENSATION

On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014.


NOTE K - SUBSEQUENT EVENTS

Subsequent events have been evaluated through October 20, 2009, the date these financial statements were issued. Subsequent to August 31, 2009, the Company obtained borrowings of $100,000 from individuals to fund ongoing operations and made repayments of $8,500. Such borrowings were obtained under demand or 30-day notes bearing interest at the rate of 10.00%. Additionally, the Company obtained borrowings of $15,500 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $20,400.

In September 2009, warrants were exercised for a total of 1,168,395 shares of the Company's common stock.

On September 10, 2009, the Company issued 5,354,642 shares of the Company's common stock in connection with the semi-annual issuance of shares under the bridge-financing arrangements.(see Note E). On September 10, 2009, the Company became obligated to make principal and interest payments to the holders of the bridge-financing notes of approximately 291,700. The Company is currently in default with respect to such payment. Under the terms of such bridge-financing agreements, upon the occurrence of any Event of Default, the holders of said bridge-financing notes have the right to declare, upon written notice to the Company, that the entire principal amount and interest be due and payable immediately.

On September 30, 2009, the Company elected to continue to defer payment of dividends on its Series A Preferred stock and Series B Preferred stock with such accrued and unpaid quarterly dividends amounting to $27,479 and $247,479, respectively. As of September 31, 2009, the accumulated accrued and unpaid dividend on the Series A Preferred stock and Series B Preferred stock amounted to $278,936 and $3,258,937, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2009 and the three-month period ended August 31, 2009, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for reinsurance and other potential strategic relationships that will accelerate the progression of the Company's business plan, and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED AUGUST 31, 2009

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended August 31, 2009 of $942,942 as compared with a loss of $886,028 for the corresponding period ended August 31, 2008.

REVENUES

Revenues from operations for the three-month period ended August 31, 2009 were $355,724 as compared with $285,715 for the corresponding period ended August 31, 2008. The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $64,326 for the three-month period ended August 31, 2009 as compared with $59,529 for the corresponding period ended August 31, 2008. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management. The increase in revenues is attributable to the growth in individually managed accounts as summarized below:

                                                Three-month Period Ended
                                                       August 31,
                                                       ----------
                                                 2009              2008
                                              -------------- --------------

Individually managed accounts                       $58,419       $ 52,536
Mutual fund                                           5,907          6,993
                                              -------------- --------------
                                       Total        $64,326       $ 59,529
                                              ============== ==============


INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $286,575 for the three-month period ended August 31, 2009 as compared with $226,186 for the corresponding period ended August 31, 2008.

Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                Three-month Period Ended
                                                       August 31,
                                                       ----------
                                                 2009              2008
                                              -------------- --------------
Premium earned                                     $206,892       $149,309
Net investment income                                72,243         68,680
Commissions earned                                    7,440          8,197
                                              -------------- --------------
                                       Total       $286,575       $226,186
                                              ============== ==============

Revenues for this segment of the business are somewhat more seasonable from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the three-month period ended August 31, 2009 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions as well as the average assets held for investment. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $5.59 million for the three-month period ended August 31, 2008 to approximately $6.452 million for the three-month period ended August 31, 2009 offset by a decrease in investment yield from approximately 4.92% for the three-month period ended August 31, 2008 to approximately 4.31% for the three-month period ended August 31, 2009.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of August 31, 2009. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended August 31, 2009 and 2008 amounted to $48,185 and $44,785 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 23% and 30% of earned premium, respectively.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $62,602 and $39,029 for the three-month periods ended August 31, 2009 and 2008, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 30% and 26% for the periods ended August 31, 2009 and 2008 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended August 31, 2009 and 2008 were $400,614 and $535,939 respectively, representing a decrease of $135,325, and were comprised of the following:

                                                                 Three-month Period Ended
                                                                        August 31,
                                                           -------------------------------------
                                                                 2009               2008              Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         233,504  $       $ 165,862  $         67,642

General office expense                                                27,841             27,680               161

Legal and other professional fees and costs                           67,076            252,287          (185,211)

Audit, accounting and related services                                24,018             22,910             1,108

Travel, meals and entertainment                                       15,332             19,844            (4,512)

Other general and administrative                                      32,843             47,356           (14,513)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         400,614  $         535,939  $       (135,325)
                                                           ================== ================== ===================


Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $67,500 and are comprised of the following:

                                                                Three-month Period Ended
                                                                       August 31,
                                                          --------------------------------------
                                                                 2009               2008              Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                         $         126,761  $         151,689  $        (24,928)
Commissions                                                           11,332              5,307             6,025
Stock option expense                                                 138,890             13,491           125,399
Fringe benefits                                                       12,561             17,017            (4,456)
Key-man insurance                                                     11,219             12,224            (1,005)
Deferred payroll costs                                               (67,259)           (33,866)          (33,393)
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs  $         233,504  $         165,862  $         67,642
                                                           ================== ================== ===================


The decrease in salaries and taxes for the three-month period ended August 31, 2009 as compared to the same period of the previous year was the result of the decrease of two staff position. The increase in commissions is attributable to the Company's commission structure that pays a larger commission on the origination of a policy but reduced for subsequent policy renewals. The increase in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                       August 31,
                                                           -------------------------------------
                                                                 2009               2008              Difference
                                                           ------------------ ------------------ -------------------
General corporate services                                 $           8,120  $          14,163  $         (6,043)
Expansion of surety license to other states                                -             35,662           (35,662)
Acquisition and financing related costs                               58,956            202,462          (143,506)
                                                           ------------------ ------------------ -------------------
                  Total legal and other professional fees  $          67,076  $         252,287  $       (185,211)
                                                           ================== ================== ===================

The decrease in general corporate services results primarily from timing differences related to review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the three-month period ended August 31, 2008, the Company incurred expense of $35,662 relating to expansion of FSC's surety license to the State of Ohio and other license expansion related services. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $58,956 and $202,462 for the three-month periods ended August 31, 2009 and 2008, respectively.

The decrease in travel, meals and entertainment expense for the three-month period ended August 31, 2009 as compared to the corresponding 2008 period related primarily to additional efforts made by management to reduce expense.

Other general and administrative expense decreased approximately $14,513 for the three-month period ended August 31, 2009 as compared to the corresponding 2008 period. This decrease in general and administrative expense is result of management's efforts to curtail its operating costs.

MUTUAL FUND COSTS

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, J&C absorbed $38,326 of the Fund's operating expenses during the three-month period ended August 31, 2009 as compared to $41,567 for corresponding period from the previous year. Expense reimbursement accruals are recorded monthly based on billings received from the Fund of estimated expense reimbursement. Such estimates are adjusted to actual expenses incurred by the Fund as of January 31 of each year, the fiscal year-end for the Fund.

As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase. In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the three-month period ended August 31, 2009, the Fund's investment advisory fees decreased to $5,907 as compared with $6,993 for the corresponding three-month period ended August 31, 2008 as a result of a decrease in the Fund size. The Fund's average assets under management declined from approximately $2.33 million for the three-month period ended August 31, 2008 to approximately $1.82 million for the three-month period ended August 31, 2009. As of August 31, 2009, assets under management were approximately $1.84 million.

The Fund was initially established by J&C to provide the ability to manage smaller accounts in a more efficient and diversified manner than could be achieved on an individual account basis. Additionally, the Fund provided an investment vehicle that would fit within the Company's broader business plan of issuing smaller bonds under its collateralized surety programs. While the Fund's lackluster performance has contributed to its gradual decline in size, and the maintenance of the Fund continues to be a significant cost to the Company, it remains a key component in the Company's broader business plan. Moreover, if successful in these broader efforts, the opportunity exists to significantly increase the assets under management within the Fund. Should the Company be successful in increasing the size of the Fund to such a level that the Fund's operating expense ratio falls below the 2.00% level, the costs absorbed by J&C are currently reimbursable to it for a period of up to three years. Management continually evaluates the cost/benefit of maintaining the Fund.

INTEREST EXPENSE

Interest expense for the three-month period ended August 31, 2009 was $327,284 as compared with $118,778 for the corresponding period ended August 31, 2008. Components of interest expense are comprised of the following:

                                                                   Three-month Period Ended
                                                                           August 31,
                                                               -----------------------------------
                                                                     2009              2008           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $      83,911     $       83,884    $           27
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements              225,970             24,008           201,962
Interest expense on demand and term notes                             17,047             10,365             6,682
Other finance charges                                                    356                521              (165)
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $     327,284     $      118,778    $      208,506
                                                               ================= ================= =================


The increase in the expense of common shares issued (or to be issued) for the three-month period ended August 31, 2009 as compared to the corresponding period of the previous year was largely attributable to the issuance of common stock on June 5, 2009 in relation to the agreement with the bridge loan holders. Interest expense on demand and term notes increased due to increased borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended August 31, 2009 and 2008 are as follows:

                                                                   Three-month Period Ended
                                                                          August 31,
                                                               -----------------------------------
                                                                     2009              2008           Difference
                                                               ----------------- ----------------- -----------------
Accretion of discount                                          $     148,300     $      138,233    $         10,067
Accrued dividends                                                    270,559            251,066              19,493
                                                               ----------------- ----------------- -----------------
                            Total accretion and dividends      $     418,859     $      389,299    $         29,560
                                                               ================= ================= =================


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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of August 31, 2009.

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



ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND

RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced significant losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,058,000 and $3,333,000 for the fiscal years ended May 31, 2009 and 2008, respectively, and a loss of approximately $942,942 for the three-month period ended August 31, 2009. The Company continues to face significant working capital deficiencies and cash flow concerns. The Company used $163,000 in cash flow from operating activities for the three-month period ended August 31, 2009. This has resulted in the deferral of payments to professionals and others, an inability to pay its preferred stock dividend obligation and defaults in certain quarterly payments due its bridge-financing lenders (see Note E in the accompanying unaudited consolidated condensed financial statements). A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Of the Company's investments and cash of $6,558,923 as of August 31, 2009, $6,552,786 is restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC. As of August 31, 2009, $186,000 in proceeds from the sale of Series A preferred stock had been collected but not yet contributed to the surplus and capital of FSC.

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

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. In fiscal 2009, the Company was able to increase the capital of FSC, reactivate FSC's insurance license in Ohio, and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a recent entry into this market and the financial condition of the Company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in those states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

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

In order to best position the Company to accomplish the larger financing necessary to expand the Company's business and penetrate new markets, the Company contracted to accomplish two acquisitions (see Note G in the accompanying unaudited consolidated condensed financial statements) that the Company believed would substantially enhance the business and prospects of the Company. The acquisitions were contingent upon the Company's obtaining necessary financing and one (for an insurance company) was and remains contingent upon necessary regulatory approvals. The Company failed to obtain the necessary financing within the time periods prescribed by the acquisition agreements; but remains in discussions with both parties. Neither agreement has been formally terminated.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of May 31, 2009. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2009, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to inadequate segregation of duties, lack of effective board of directors oversight, use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of May 31, 2009, were ineffective.

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of August 31, 2009, were effective. Accordingly, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of August 31, 2009, were ineffective. Management continues to monitor changes made in fiscal 2008 and 2009 and will continue to implement improvements. Other changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of August 31, 2009 and May 31, 2009 and the results of its operations and cash flows for the three month period ended August 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principals (GAAP).

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In June 2009, 10 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash of $10,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $291,700.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1   Company's Articles of Incorporation (1)
3.2   Company's By-laws (1)
3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs
      Financial Group (1)
3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs
      Financial Group (1)
4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs
      Financial Group (1)
4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs
      Financial Group (1)
10.1  Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2) (4)
10.2  Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of
      America dated August 20, 2008 (5) (6)
31.1  Certification  of Chief  Executive  Officer  and Chief  Financial  Officer
      pursuant to Rule 13a-146.1  promulgated under the Securities  Exchange Act of 1934
32.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1  Form of Subscription Agreement and Promissory Note  (Bridge-financing) (3)
-------
      (1)   Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
      (2)   Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
      (3)   Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008
      (4)   Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008
      (5)   Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008
      (6)   Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 20, 2009                  JACOBS FINANCIAL GROUP, INC.
                              --------------------------------------------------
                                                (Registrant)
                           By:
                              /s/John M. Jacobs
                              --------------------------------------------------
                              John M. Jacobs, President