Form 10-Q
period 2009-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2010-01-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2009

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


               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

               Yes[  ]                             No[X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 207,533,087 shares of common stock as of January 19, 2010.


PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                       Page
                                                                   -------------

Consolidated Condensed Balance Sheets                                  F-1
Consolidated Condensed Statements of Operations                        F-2
Consolidated Condensed Statements of Comprehensive Income (Loss)       F-3
Consolidated Condensed Statements of Cash Flows                        F-4
Consolidated Condensed Statement of Mandatorily Redeemable
 Preferred Stock and Stockholders Equity (Deficit)                   F-5 - F-8
Notes to Consolidated Condensed Financial Statements                   F-9

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                            NOVEMBER 30,     MAY 31, 2009
                                                                                2009
                                                                           --------------   --------------
ASSETS

INVESTMENTS AND CASH:

Bonds available for sale, at market value                                  $    913,593     $     908,766
(amortized cost - 11/30/09 $843,580; 05/31/09 $866,855)
Mortgage-back securities held to maturity, at amortized costs                 5,025,387         5,085,300
(market value - 11/30/09 $5,159,953; 05/31/09 $5,157,936)
Short-term investments, at cost (approximates market value)                     365,070           387,753
Cash                                                                            246,686            80,038
                                                                           --------------   --------------
                           TOTAL INVESTMENTS AND CASH                         6,550,736         6,461,857

Investment income due and accrued                                                27,487            28,124
Premiums and other accounts receivable                                           93,861            61,184
Prepaid reinsurance premium                                                     121,621            87,114
Funds deposited with Reinsurers                                                  79,040                 -
Deferred policy acquisition costs                                               104,879           143,173
Furniture and equipment, net of accumulated depreciation of
 $138,938 and $133,493 respectively                                              17,725            23,169
Other assets                                                                     29,288            43,517
Intangible assets                                                               150,000           150,000
                                                                           --------------   --------------
                                         TOTAL ASSETS                      $  7,174,637       $ 6,998,138
                                                                           ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                       $    530,344     $     432,658
Reserve for unearned premiums                                                   405,270           530,795
Accrued expenses and professional fees payable                                  515,784           470,099
Accounts payable                                                                383,080           268,066
Related party payable                                                           101,059            75,009
Demand note payable to related party                                              3,129             3,081
Notes payable                                                                 4,439,445         4,049,791
Accrued interest payable                                                        332,860           303,914
Ceded reinsurance payable                                                             -            92,173
Series C dividends payable                                                    2,295,624                 -
Other liabilities                                                               163,338            78,470
SERIES B PREFERRED STOCK                                                      3,584,243                 -
                                                                           --------------   --------------
                                    TOTAL LIABILITIES                        12,754,176         6,304,056

Series A Preferred Stock, $.0001 Par value per share;
1 million shares authorized; 2,675 and 2,665 shares issued
and outstanding at November 30, 2009 and May 31, 2009, respectively;
stated liquidation value of $1,000 per share                                  2,936,744         2,860,670
Series B Preferred Stock, $.0001 Par value per share; 3,136.405 and 9,941.341 shares authorized at November 30, 2009 and May 31, 2009, respectively; 2,817.004 and 9,621.940 shares issued and outstanding at
November 30, 2009 and May 31, 2009, respectively; stated liquidation
value of $1,000 per share                                                             -        11,429,440
                                                                           --------------   --------------
                TOTAL  MANDATORILY  REDEEMABLE  PREFERRED  STOCK              2,936,744        14,290,110

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Common  stock,  $.0001  par value per  share;  490  million  shares authorized; 207,283,087 and  179,682,912 shares issued and outstanding
at November 30, 2009 and May 31, 2009,  respectively                             20,728            17,968

Additional paid in capital                                                    3,298,650         2,626,236

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized; 6,804.936 and 0 shares issued and  outstanding at
November 30, 2009 and May 31, 2009,  respectively;  stated liquidation
value of $1,000 per share                                                     6,030,931                 -
Accumulated deficit                                                         (17,936,604)      (16,279,725)
Accumulated other comprehensive  income (loss)                                   70,012            39,493

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (8,516,283)      (13,596,028)
                                                                           --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $  7,174,637     $   6,998,138
                                                                           ==============   ==============

                             See accompanying notes

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              NOVEMBER 30,                          NOVEMBER 30,
                                                       -------------------------------       ------------------------------
                                                            2009             2008                 2009            2008
                                                       -------------    --------------       --------------  --------------
REVENUES:

Investment advisory services                           $     66,963     $     58,032         $    131,288    $    117,561
Insurance premiums and commissions                          208,517          161,531              422,850         319,037
Net investment income                                        71,260           73,163              143,503         141,843
Net realized investment gains (losses)                       (2,098)               -               (2,098)              -
Other income                                                    945                -                5,767               -
                                                       -------------    --------------       --------------  --------------
                                   TOTAL REVENUES           345,587          292,726              701,310         578,441


EXPENSES:

Incurred policy losses                                       49,501           48,249               97,686          93,033
Insurance policy acquisition costs                           67,567           39,982              130,168          79,011
General and administrative                                  327,712          402,725              728,325         938,664
Mutual fund costs                                            36,587           31,773               74,913          73,340
Depreciation                                                  2,649            3,300                5,445           6,496
                                                       -------------    --------------       --------------  --------------
                                   TOTAL EXPENSES           484,016          526,029            1,036,537       1,190,544
                                                       -------------    --------------       --------------  --------------

                 NET INCOME (LOSS) FROM OPERATIONS         (138,429)        (233,303)            (335,227)       (612,103)

Interest expense                                           (181,815)        (116,231)            (509,099)       (235,009)
Interest income                                                   -                2                    -             852
                                                       -------------    --------------       --------------  --------------

                                 NET INCOME (LOSS)         (320,244)        (349,532)            (844,326)       (846,260)

Accretion of Mandatorily Redeemable Convertible
 Preferred Stock, including accrued dividends              (393,693)        (400,277)            (812,553)       (789,576)
                                                       -------------    --------------       --------------  --------------

 NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS $   (713,937)    $   (749,809)        $ (1,656,879)   $ (1,635,836)
                                                       =============    ==============       ==============  ==============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE                          $          -     $          -         $      (0.01)   $      (0.01)
                                                       =============    ==============       ==============  ==============


  WEIGHTED-AVERAGE SHARES OUTSTANDING                   198,663,501      173,595,579          189,857,107     171,117,806
                                                       =============    ==============       ==============  ==============




                             See accompanying notes

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)





                                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                       NOVEMBER 30,             NOVEMBER 30,
                                                                               -------------------------- -------------------------
                                                                                    2009          2008        2009         2008
                                                                               ------------  ------------ ------------ ------------

COMPREHENSIVE INCOME (LOSS):

Net income (loss) attributable to common stockholders                          $ (713,937)   $ (749,809) $ (1,656,879) $(1,635,836)


OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gain (loss) of available-for-sale
 investments arising during period                                                 23,000       (18,506)       28,421      (23,378)

 Reclassification adjustment for realized (gain)
 loss included in net income                                                        2,098             -         2,098            -
                                                                               ------------  ------------ ------------ ------------

 Net unrealized gain (loss) attributable to
 available-for-sale investments recognized in other
 comprehensive income                                                              25,098       (18,506)       30,519      (23,378)
                                                                               ------------  ------------ ------------ ------------

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $(688,839)    $(768,315)  $(1,626,360) $(1,659,214)
                                                                               ============  ============ ============ ============


















                             See accompanying notes

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS ENDED NOVEMBER 30,    SIX MONTHS ENDED NOVEMBER 30,
                                                               2009           2008                2009           2008
                                                            ----------    ------------        ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                          $ (320,244)    $ (349,532)        $ (844,326)    $ (846,260)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Unearned premium                                             (160,985)       (68,545)          (160,032)       (23,191)
Stock option expense                                           34,105         13,491            172,995         26,982
Stock issued (or to be issued) in connection with
financing arrangements                                         10,208         10,671            234,094         31,828
Provision for loss reserves                                    49,501         48,249             97,686         93,033
Amortization of premium                                        16,732         10,381             31,605         19,145
Depreciation                                                    2,649          3,300              5,444          6,495
Premium and other receivables                                 (28,118)        (8,283)           (32,677)       (13,324)
Accretion of discount                                          (4,638)        (2,396)            (9,217)        (3,674)
Investment income due and accrued                                 814            351                 (3)        (6,740)
Deferred policy acquisition costs                              53,855         13,655             38,294         10,499
Change in operating assets and liabilities:
 Other assets                                                   9,448         75,374             16,647        190,072
 Related party accounts payable                                10,525          5,675             26,050         (1,083)
 Accounts payable and cash overdraft                           57,097         48,629            115,014        (10,930)
 Accrued expenses and other liabilities                        94,384        (31,708)           (11,714)        73,110
                                                            ----------    ------------        ------------  -------------

       NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES    (174,667)      (230,688)          (320,140)      (454,038)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments                 (52,825)       276,751             22,683      1,129,323
Costs of bonds acquired                                             -       (356,101)                 -       (556,101)
Costs of mortgaged-backed securities acquired                (223,744)      (456,220)          (620,087)    (1,998,787)
Redemption of bonds upon call or maturity                           -        200,000                  -        200,000
Repayment of mortgage-backed securities                       357,206        245,909            681,527        439,035
Purchase of furniture and equipment                                 -         (6,302)                 -         (6,302)
                                                            ----------    ------------        ------------  -------------

       NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES      80,637        (95,963)            84,123       (792,832)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                              149,935        278,500            256,532        306,500
Repayment of related party debt                              (153,969)        (3,400)          (256,484)       (32,400)
Proceeds from borrowings                                      315,000         15,000            632,500        955,000
Repayment of borrowings                                      (156,450)       (17,355)          (242,846)      (136,939)
Proceeds from issuance of Series A preferred stock                  -         56,000             10,000        174,000
Proceeds from exercise of common stock warrants                 1,168              -              2,963              -
                                                            ----------    ------------        ------------  -------------

   NET CASH FLOWS FROM FINANCING ACTIVITIES                   155,684        328,745            402,665      1,266,161

NET INCREASE (DECREASE) IN CASH                                61,654          2,094            166,648         19,291

CASH AT BEGINNING OF PERIOD                                   185,032         65,837             80,038         48,640
                                                            ----------    ------------        ------------  -------------

CASH AT END OF PERIOD                                       $ 246,686     $   67,931          $ 246,686     $   67,931
                                                            ==========    ============        ============  =============

SUPPLEMENTAL DISCLOSURES

 Interest paid                                             $    9,607     $  159,198          $ 267,078     $  167,325
 Income taxes paid                                                  -              -                  -              -

 Non-cash investing and financing transaction:
 Additional consideration paid for issuance of debt            10,208         10,671            234,094         31,828






                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2009


                          SERIES A                 SERIES B
                   MANDATORILY REDEEMABLE    MANDATORILY REDEEMABLE
                                                  CONVERTIBLE
                      PREFERRED STOCK           PREFERRED STOCK
                     SHARES      AMOUNT        SHARES      AMOUNT
                     -------  -----------    ---------   -----------
BALANCE,
AUGUST 31, 2009       2,675   $ 2,902,070    9,621.940  $ 11,816,899

Issuance of
Series A and
B Preferred
Stock and
common stock              -             -            -             -

Exchange of
Series C
Preferred Stock
for Series B
Mandatorily
Reedemable
Convertible
Preferred Stock           -             -   (6,804.936)   (6,296,051)

Issuance of
common stock
as additional
consideration
or financing
arrangements              -             -            -             -

Exercise of
warrants                  -             -            -             -

Accretion of
mandatorily
redeemable
convertible
preferred stock           -         4,440            -       111,567

Accrued
dividends of
mandatorily
redeemable
convertible
preferred
stock                     -        30,234            -       247,452

Reclassification
of accrued
dividends from
temporary equity
to liabilities            -             -            -    (2,295,624)

Expense of
common shares
to be issued
in connecetion
with financing
arrangements              -             -            -             -

Common stock
option expense            -             -            -             -

Unrealized net
gain on available
for sale securities       -             -            -             -

Net income (loss),
three month period
ended
November 30, 2009         -             -            -             -
                     -------  -----------    ---------   -----------
BALANCE,
NOVEMBER 30, 2009     2,675   $ 2,936,744    2,817.004   $ 3,584,243
                     -------  -----------    ---------   -----------


                                                                (CONTINUED)


                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2009 (CONTINUED)

                        ------------------------------------------------------------------------------------------------------
                                                              STOCKHOLDERS' EQUITY (DEFICIT)
                        ------------------------------------------------------------------------------------------------------
                                      COMMON STOCK              SERIES C PREFERRED
                                      ------------              ------------------                  ACCUMULATED
                                                 ADDITIONAL                                           OTHER
                                                  PAID-IN                  AMOUNT     ACCUMULATED  COMPREHENSIVE
                           SHARES     AMOUNT      CAPITAL      SHARES     AND APIC     DEFICIT     INCOME (LOSS)     TOTAL
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
BALANCE,
AUGUST 31, 2009         187,150,178  $ 18,715   $ 2,990,061          -     $     -  $(17,222,667)     $ 44,914   $(14,168,977)

Issuance of
Series A and
B Preferred
Stock and
common stock                      -         -             -                                    -             -              -

Exchange of
Series C
Preferred Stock
for Series B
Mandatorily
Reedemable
Convertible
Preferred Stock          13,609,872     1,361       263,759  6,804.936   6,030,931             -             -      6,296,051

Issuance of
common stock
as additional
consideration
or financing
arrangements                      -         -             -                                    -             -              -

Exercise of
warrants                  1,168,395       117         1,052                                    -             -          1,169

Accretion of
mandatorily
redeemable
convertible
preferred stock                   -         -             -                             (116,007)            -       (116,007)

Accrued
dividends of
mandatorily
redeemable
convertible
preferred
stock                             -         -             -                             (277,686)            -       (277,686)

Reclassification
of accrued
dividends from
temporary equity
to liabilities                                                                                                              -

Expense of
common shares
to be issued
in connecetion
with financing
arrangements              5,354,642       535         9,673                                    -            -          10,208

Common stock
option expense                    -         -        34,105                                    -            -          34,105

Unrealized net
gain on available
for sale securities               -         -             -                                    -       25,098          25,098

Net income (loss),
three month period
ended
November 30, 2009                 -         -             -          -           -      (320,244)           -        (320,244)
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
BALANCE,
NOVEMBER 30, 2009       207,283,087   $20,728    $3,298,650  6,804.936  $6,030,931  $(17,936,604)     $70,012     $(8,516,283)
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
                        ------------------------------------------------------------------------------------------------------

                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2009


                          SERIES A                 SERIES B
                   MANDATORILY REDEEMABLE    MANDATORILY REDEEMABLE
                                                  CONVERTIBLE
                      PREFERRED STOCK           PREFERRED STOCK
                     SHARES      AMOUNT        SHARES      AMOUNT
                     -------  -----------    ---------   -----------
BALANCE,
MAY 31, 2009          2,665   $ 2,860,670    9,621.940  $ 11,429,440

Issuance of
Series A and
B Preferred
Stock and
common stock             10        10,000            -             -

Exchange of
Series C
Preferred Stock
for Series B
Mandatorily
Reedemable
Convertible
Preferred Stock           -             -   (6,804.936)   (6,296,051)

Issuance of
common stock
as additional
consideration
or financing
arrangements              -             -            -             -

Exercise of
warrants                  -             -            -             -

Accretion of
mandatorily
redeemable
convertible
preferred stock           -         8,820            -       255,487

Accrued
dividends of
mandatorily
redeemable
convertible
preferred
stock                     -        57,254            -       490,991

Reclassification
of accrued
dividends from
temporary equity
to liabilities            -             -            -    (2,295,624)

Expense of
common shares
to be issued
in connecetion
with financing
arrangements              -             -            -             -

Common stock
option expense            -             -            -             -

Unrealized net
gain on available
for sale securities       -             -            -             -

Net income (loss),
three month period
ended
November 30, 2009         -             -            -             -
                     -------  -----------    ---------   -----------
BALANCE,
NOVEMBER 30, 2009     2,675   $ 2,936,744    2,817.004   $ 3,584,243
                     -------  -----------    ---------   -----------


                                                                (CONTINUED)


                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2009 (CONTINUED)

                        ------------------------------------------------------------------------------------------------------
                                                              STOCKHOLDERS' EQUITY (DEFICIT)
                        ------------------------------------------------------------------------------------------------------
                                      COMMON STOCK              SERIES C PREFERRED
                                      ------------              ------------------                  ACCUMULATED
                                                 ADDITIONAL                                           OTHER
                                                  PAID-IN                  AMOUNT     ACCUMULATED  COMPREHENSIVE
                           SHARES     AMOUNT      CAPITAL      SHARES     AND APIC     DEFICIT     INCOME (LOSS)     TOTAL
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
BALANCE,
MAY 31, 2009            179,682,912  $ 17,968   $ 2,626,236          -     $     -  $(16,279,725)     $ 39,493   $(13,596,028)

Issuance of
Series A and
B Preferred
Stock and
common stock                      -         -             -          -           -             -             -              -

Exchange of
Series C
Preferred Stock
for Series B
Mandatorily
Reedemable
Convertible
Preferred Stock          13,609,872     1,361       263,759  6,804.936   6,030,931             -             -      6,296,051

Issuance of
common stock
as additional
consideration
or financing
arrangements                500,000        50        19,025          -           -             -             -         19,075

Exercise of
warrants                  2,963,668       297         2,668          -           -             -             -          2,965

Accretion of
mandatorily
redeemable
convertible
preferred stock                   -         -             -          -           -      (264,307)            -       (264,307)

Accrued
dividends of
mandatorily
redeemable
convertible
preferred
stock                             -         -             -          -           -      (548,245)            -       (548,245)

Reclassification
of accrued
dividends from
temporary equity
to liabilities                    -         -             -          -           -             -            -               -

Expense of
common shares
to be issued
in connecetion
with financing
arrangements             10,526,635     1,052       213,967          -           -             -            -         215,019

Common stock
option expense                    -         -       172,995                                    -            -         172,995

Unrealized net
gain on available                                                    -           -
for sale securities               -         -             -                                    -       30,519          30,519

Net income (loss),
three month period
ended
November 30, 2009                 -         -             -          -           -      (844,327)           -        (844,327)
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
BALANCE,
NOVEMBER 30, 2009       207,283,087   $20,728    $3,298,650  6,804.936  $6,030,931  $(17,936,604)     $70,012     $(8,516,283)
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
                        ------------------------------------------------------------------------------------------------------

                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2009, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2010. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 14, 2009.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements as of November 30, 2008 to be consistent with the presentation in the Consolidated Financial Statements as of November 30, 2009. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,058,000 and $3,333,000 for the years ended May 31, 2009 and 2008 and has incurred losses of approximately $714,000 and $1,657,000 for the three and six month periods ended November 30, 2009. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops substantial business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

Expansion of FSC's business to other states is a key component of fully implementing the Company's business plan. Regulatory approval and licensing is required for each state in which FSC seeks to conduct business. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves, due to FSC's status as a new entry into this market, and based upon current financial condition of the parent company. This is the case notwithstanding the

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in those states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

During fiscal 2008 and the three month period ended August 31, 2008, the Company completed two rounds of bridge financing totaling an aggregate of $3,500,000 in order to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing. The Company was not able to meet its December 2008 or March 2009 loan amortization payments with respect to this financing and, thus, incurred payment defaults with respect to these obligations. On June 5, 2009 the Company reached agreement with the Holders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. The Holders agreed that the Company may satisfy its obligation to make the Initial Amortization Payments by making additional quarterly payments of $67,185 each, commencing September 10, 2009, (See Note K), and continuing on the payment dates prescribed by the Amortization Schedule for the Promissory Notes and ending on June 10, 2011 (collectively, the "Payments"), it being understood that the Payments shall result in the payment of the principal of and interest on the unpaid portion of the Initial Amortization Payments at the rate of 15.00 % per annum from and after the originally scheduled payment dates. (See Note E). The Company paid the June 10, 2009 Initial Amortization Payment of $224,510 as scheduled but has not met the September 10, 2009 or December 10, 2009 payments of $291,702 each. The Company maintains weekly contact with the Holders regarding the unpaid payments and has agreed to increase the interest rate by 2.00% (to 17.00%) while payments remain unpaid.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2009-04, "Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99". This updates Section 480-10-S99, "Distinguishing Liabilities from Equity", to reflect the SEC staff's views regarding the application of Accounting Series Release No. 268, "Presentation in Financial Statements of "Redeemable Preferred Stocks." The exchange for Series B Preferred shares into Series C shares as elected by those shareholders utilizes the view of the SEC in classifying the Series C Preferred shares as equity. There is no stated maturity on the Series C Preferred shares and at the time of redemption the Company will accrete changes in the redemption value at the appropriate time. These amounts will be adjusted at the end of each reporting period as applicable.

In August 2009, the FASB issued Accounting Standards Update 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value". This update includes amendments to Subtopic 820-10 "Fair Value Measurements and Disclosures - Overall" for the fair value measurements of liabilities and provides clarification that in circumstances in which quoted price in an active market for the identical liability is not available, a reporting entity is required to measurefair value using one or more of the techniques provided for in this update. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after August 26, 2009. The application of this update did not have a material impact on the Company's results of operations or financial position.

In  September  2009,  the  FASB  issued  Accounting  Standards  Update  2009-08,
"Earnings Per Share-Amendments to Section 260-10-S99". This update includes technical corrections to Topic 260-10-S99, "Earnings Per Share", based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42, "The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock". The application of this update did not have an impact on the Company's results of operations, therefore not requiring an additional earnings per share computation.

In December 2007, the FASB issued Statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB 51". This statement improves the relevance, comparability, and transparency of financial information for the reporting entity by establishing accounting and reporting standards attributable to noncontrolling, or minority, interests in subsidiaries included in the reporting entity's consolidated financial statements. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include amounts attributable to both the parent and the noncontrolling interest. The Statement also provides a single method for accounting for changes in the parent's ownership interest in a subsidiary that does not result in deconsolidation, as well as recognition of gain or loss when a subsidiary is deconsolidated as a result of an ownership change in which the parent ceases to have a controlling financial interest in the subsidiary, and expanded disclosures to clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied,

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The application of Statement No. 160 did not have a material impact on the Company's results of operations or financial position.

In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133". This Statement changes the disclosure requirements for derivative instruments and hedging activities in order to provide improved transparency of financial reporting with respect to derivative instruments and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not currently employ the use of derivative instruments or engage in hedging activities and thus the issuance of this Statement did not have any impact on the Company's current financial statement disclosure requirements.

In May 2008, the FASB issued Statement No. 163 "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60". This Statement clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. A financial guarantee insurance contract within the scope of this Statement generally insures investment securities in the form of municipal bonds or asset-backed securities. FASB's intent in setting the scope of this Statement was to address the narrow issue relating to those contracts for which diversity existed in the accounting for claim losses. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk management activities, which are effective for the first interim period after issuance to the Statement. Except for those disclosures, earlier application is not permitted. The application of Statement No. 163 did not have a material impact on the Company's results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162." This SFAS establishes the FASB
Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (interim period starting September 1, 2009 for the Company). Management does not expect the application of Statement No. 168 to have a material impact on the Company's results of operations or financial position.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

"qualifying special-purpose entity," and changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 will be effective for the start of the first fiscal year beginning after November 15, 2009 (June 1, 2010 for the Company). This SFAS is not expected to have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and has been applied with no material impact on the Company's financial statements.

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

The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009 (effective June 1, 2009 for the Company), and earlier application is permitted. This FSP will not have a material impact on the Company's financial statements.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES

The Company classifies a portion of investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and six month periods ended November 30, 2009, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on November 30, 2009.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $          481,548  $            22,513  $                -  $           504,061
mortgage-backed securities
State and municipal securities                362,033               47,499                   -              409,532

Equity securities(1)                                -                    -                   -                    -
                                   ------------------- -------------------- ------------------- --------------------
                                   $          843,581  $            70,012  $                -  $           913,593
                                   =================== ==================== =================== ====================

(1)Equity securities consist of an investment in the original amount of $25,000 made in the Jacobs & Company Mutual Fund ("the Fund") by its investment advisor, Jacobs & Company, and is recorded in other assets at market value. Dividends paid by the Fund at calendar year-end 2007 and 2008 were reinvested. A partial withdrawal of $11,000 was made on March 25, 2009 and the remainder of $8,182 was withdrawn on November 25, 2009. Total amounts withdrawn reflect loss in market value.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2009.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $          514,039  $            13,342  $                -  $           527,381
mortgage-backed securities
State and municipal securities                352,816               28,570                   -              381,386

Equity securities(1)                           10,280                    -               2,418                7,862
                                   ------------------- -------------------- ------------------- --------------------
                                   $          877,135  $            41,912  $            2,418  $           916,629
                                   =================== ==================== =================== ====================

The Company's short-term investments at November 30, 2009 of $365,070 consisted of money-market investment funds.

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity as of November 30, 2009, and as such, they are carried at amortized cost. For the three and six month periods ended November 30, 2009, there have been no other-than-temporary impairments.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S government agency              $        5,025,387  $           135,490  $              924  $         5,159,953
mortgage-backed securities
                                   =================== ==================== =================== ====================

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


          * Level 1 - Quoted prices for identical instruments in active markets.
          * Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
          * Level 3 - Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Fair market values are provided by the Company's independent investment custodians that utilize third-party quotation services for the valuation of the fixed-income investment securities and money-market funds held. The Company's investment custodians are large money-center banks. The Company's equity investment were valued using quoted market prices.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                  November 30, 2009
                                         ---------------------------------------------------------------------
                                                   Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2           Level 3         Fair Value
                                         ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $        913,593  $             -  $        913,593
Equity securities at fair value                        -                 -                -                 -
Short-term investments at fair value             365,070                 -                -           365,070
                                         ---------------- ----------------- ---------------- -----------------
Total Assets                             $       365,070  $        913,593  $             -  $      1,278,663

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                                     May 31, 2009
                                         ---------------------------------------------------------------------
                                                   Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2           Level 3         Fair Value
                                         ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $        908,766  $             -  $        908,766
Equity securities at fair value                    7,862                 -                -             7,862
Short-term investments at fair value             387,753                 -                -           387,753
                                         ---------------- ----------------- ---------------- -----------------
Total Assets                             $       395,615  $        908,766  $             -  $      1,304,381


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2009 or at November 30, 2009.

There were no gross realized gains and losses on held-to-maturity securities sold or redeemed by the issuer, pursuant to call features, in the three and six month periods ended November 30, 2009. On November 25, 2009, the available-for-sale equity investment was sold for $8,182 resulting in a loss of $2,098 for the three and six months ended November 30, 2009. There were no other gross realized gains or losses on available-for-sale securities for the three and six month periods ending November 30, 2009.

There were no gross realized gains and losses on held-to-maturity securities or available for sale securities, sold or redeemed by the issuer, pursuant to call features, for the three and six month periods ending November 30, 2008.

NOTE D - OTHER ASSETS

As of November 30 and May 31, 2009 such balances are comprised of the following:


                                                  November 30,        May 31,
                                                     2009              2009
                                                ---------------- ---------------
Advance deposits for professional fees          $         1,311  $         1,311
Mutual fund investment at market                              -            7,862
Prepaid expense and other deposits                       27,977           34,344
                                                ---------------- ---------------
                                         Total  $        29,288  $        43,517
                                                ================ ===============

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE E - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY

The Company had the following unsecured notes payable to individuals and a commercial bank as of November 30, 2009 and May 31, 2009 respectively:

                                                           November 30,          May 31,
                                                               2009               2009
                                                        ------------------ ------------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%                $         482,000  $         380,000

Term note payable; interest rate fixed @ 10.00%
 maturing March 31, 2010                                          250,000                  -

Term note payable; interest rate fixed @ 8.00%
 maturing January 15, 2010                                         90,000                  -

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below                  3,500,000          3,500,000

Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12.00%                                        3,129              3,081

Unsecured  term  note  payable  to  commercial
bank in the  original  amount of
$250,000 and payable in equal monthly payments
of $5,738;  interest rate fixed @
13.25% maturing January 31, 2012                                  117,445            169,791
                                                        ------------------ ------------------
                                    Notes payable       $       4,442,574  $       4,052,872
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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Beginning September 10, 2008, because a qualified financing had not been completed, the Company became required under the terms of the bridge financing to issue 2.80% of the Company's outstanding common shares and shall issue 2.80% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. On September 10, 2008, March 10, 2009 and September 10, 2009, 4,870,449, 5,010,640, and 5,354,642 common shares, respectively, were issued to those noteholders.

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

On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of the Company's subsidiary, Crystal Mountain Water (CMW), as security for repayment of the loans. The Holders agreed that the Company may satisfy its obligation to make the Initial Amortization Payments by making additional quarterly payments of $67,185 each, commencing September 10, 2009, (See Note K) , and continuing on the payment dates prescribed by the Amortization Schedule for the Promissory Notes (collectively, the "PAYMENTS"), it being understood that the Payments shall result in the payment of the principal of and interest on the unpaid portion of the Initial Amortization Payments at the rate of 17% per annum from and after the originally scheduled payment dates. The Payments shall be allocated among and paid to the Holders in accordance with the balances due to each. The Company may at any time prepay the balance remaining due with respect to the principal of the Initial Amortization Payments by paying the amount thereof, together with interest accrued through the date of such prepayment.

During the three and six months ended November 30, 2009 and the year ended May 31, 2009, a company owned by a board member provided consulting services. This company provided services totaling $15,525 and $31,050 in the three and six month periods ended November 30, 2009 and $15,525 and $31,050 in the three and six month periods ended November 30, 2008. Amounts owed to this company are treated as related party payables in the amounts $101,059 and $75,009 at November 30, 2009 and May 31, 2009.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. In the three month period ending August 31, 2009, the Company borrowed $106,597 from its principal shareholder and made repayments of $102,515 to its principal shareholder. The following table summarizes the activity under such arrangement for the three and six month periods ended November 30, 2009.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                             Three month        Six month
                                             period ended      period ended
                                             November 30,      November 30,
                                                 2009              2009
                                           ----------------- ------------------

Balance owed, beginning of period          $          7,163  $          3,081
Proceeds from borrowings                            149,935           256,532
Repayments                                         (153,969)         (256,484)
                                           ----------------- ------------------
Balance owed, end of period                $          3,129  $          3,129
                                           ================= ==================


Scheduled maturities and principal payments for each of the next five years ending November 30 are as follows:

2010 (including demand notes)          $      4,368,586
2011                                             62,702
2012                                             11,286
                                       -----------------
                                       $      4,442,574
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

In the three month period ending November 30, 2009, warrants totaling 1,168,395 were exercised for cash and issuance of 1,168,395 common shares of the Company.

In the three month period ended November 30, 2009, the Company issued 5,354,624 shares of the Company's common stock (See Note E) in connection with the bridge financing arrangement. The shares were valued at approximately $.0146 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $78,177. Such costs have been expensed over the six month period prior to the issuance of the common shares.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matures at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Company's Certificate of Incorporation provides for two classes of capital stock, known as common stock, $0.0001 par value per share (the "COMMON STOCK"), and preferred stock, $0.0001 par value per share (the "PREFERRED STOCK"). The Company's Board is authorized by the Certificate of Incorporation to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in such series and to fix the designations, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Board deemed it advisable to designate a Series C Preferred Stock and fixed and determined the preferences, rights, qualifications, limitations and restrictions relating to the Series C Preferred Stock as follows:

          1. Designation. The shares of such series of Preferred Stock are designated "Series C Preferred Stock" (referred to herein as the "SERIES C STOCK"). The date on which the first share of Series C Stock is issued shall hereinafter be referred to as the "ORIGINAL ISSUE DATE".

          2. Authorized Number. The number of shares constituting the Series C Stock are 10,000.

          3. Ranking. The Series C Stock ranks, (a) as to dividends and upon Liquidation senior and prior to the Common Stock and all other equity securities to which the Series C ranks prior, with respect to dividends and upon Liquidation (collectively, "JUNIOR SECURITIES"), (b) pari passu with the Corporation's Series A Preferred Stock, par value $0.0001 per share (the "SERIES A STOCK"), the Corporation's Series B Stock, and any other series of Preferred Stock subsequently established by the Board with equal ranking (any such other series of Preferred Stock, together with the Series C Stock, the Series B Stock and Series A Stock are collectively referred to as the "EQUAL RANKING PREFERRED") and (c) junior to any other series of Preferred Stock subsequently established by the Board with senior ranking.

          4.   Dividends.

               (a) DIVIDEND ACCRUAL AND PAYMENT. The holders of the Series C Stock shall be entitled to receive, in preference to the holders of Junior Securities, dividends ("DIVIDENDS") on each outstanding share of Series C Stock at the rate of 8% per annum of the sum of (i) the Series C Face Amount plus
                    (ii) an amount equal to any accrued, but unpaid, dividends on such Series C Stock, including for this purpose the exchanged Series B Amount outstanding with respect to such Series C Stock. For purposes hereof, the "SERIES B AMOUNT" means an amount equal to the dividend that would have accrued on such Series C Stock held by such holder from and after the Series B Original Issue Date applicable to such share of Series C Stock, through the Original Issue Date as if such Series C Stock had been issued on such Series B Original Issue Date, less all amounts thereof distributed by the Corporation with respect to such Series C Stock. Dividends shall be payable quarterly in arrears on each January 1, April 1, July 1 and October 1 following the Original Issue Date, or, if any such date is a Saturday, Sunday or legal holiday, then on the next day which is not a Saturday, Sunday or legal holiday (each a "DIVIDEND PAYMENT DATE"), as declared by the Board and, if not paid on the Dividend Payment Date, shall accrue. Amounts available for payment of Dividends (including for this purpose the Series B Amount) shall be allocated and paid with respect to the shares of Series C Preferred and any other Equal Ranking
                    Preferred, FIRST, among the shares of Equal Ranking Preferred pro rata in accordance with the amounts of dividends accruing with respect to such shares at the

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                    current Dividend Payment Date, and, THEN, any additional amounts available for distribution in accordance with the accrued, but unpaid, dividends (and the Series B Amount then outstanding) at each prior Dividend Payment Date, in reverse chronological order, with respect to all shares of the Equal Ranking Preferred then outstanding in accordance with amounts accrued, but unpaid. For purposes hereof, the term "SERIES B ORIGINAL ISSUE DATE" shall mean, with respect to any share of Series C Stock issued by the Corporation in exchange for a share of Series B Stock, the date on which the Corporation originally issued such share of Series B Stock.

The Recapitalization consisted of the exchange of Series B Shares for a combination of Series C Shares and Common Stock. For each Series B Share, the participating holder received (i) one Series C Share and (ii) 2,000 shares of JFG Common Stock (for no additional consideration).

The Series B Shares have an 8.0% per annum compounding dividend preference, are convertible into Common Shares of JFG at the option of the holders at a conversion price of $1.00 per Share (as adjusted for dilution) and, to the extent not converted, must be redeemed by the Corporation at any time after December 31, 2010 at the option of the holder. Any such redemption is subject to legal constraints, such as the availability of capital or surplus out of which to pay the redemption, and to a determination by our Board of Directors that the redemption will not impair the operations of First Surety.

The Series C Shares issued in the Recapitalization have the same 8.0% per annum compounding dividend preference and carry over from the Series B Shares the same accrued but unpaid dividends. The accrued dividends associated with the Series C exchange amounted to $2,295,624 and were separated from the Series B accrued dividends on the face of the balance sheet. The Series C Shares are pari passu with the Corporation's Series A Preferred Stock and Series B Shares (to the extent any remain outstanding following the Recapitalization) and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Preferred while dividends are in arrears. In addition, the Series C Shares are convertible into Common Shares of JFG at the option of the holders at a conversion price of $0.10 per Share. The Series C Shares may be redeemed by the Corporation, at its option, when it is in a financial position to do so.

For the period ending November 30, 2009, 6,804.936 shares of Series B Stock were surrendered and exchanged for 6,804.936 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet. The remaining Series B shares are continuing to be accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion.

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

Unione is a New York domiciled insurer licensed in 24 states. The purchase price for the acquisition of Unione (the "Transaction") is equal to the sum of (i) $2,750,000 plus (ii) an amount in cash equal to Unione's New York statutory policyholders' surplus of not less than $20 million dollars as of the closing date of the Transaction, less (iii) $75,000 (which amount is equal to a good faith deposit previously provided to NICO). The Company's acquisition of Unione, when coupled with a reinsurance agreement with NICO that is to be executed simultaneously with closing, will consist of the purchase of marketable investments and insurance licenses and will cede to NICO the existing policies and customer base (pursuant to the reinsurance agreement) as the insurance lines of business offered by Unione are not insurance lines that the Company intends to pursue. The Transaction remains contingent upon necessary regulatory approvals and the Company's obtaining necessary financing.

During fiscal year 2009 and the six months ended November 30, 2009, the Company sold shares of Series A Preferred Stock in conjunction with the sale of surety bonds. As of November 30, 2009, the Company has not transferred all of the monies received from the sale of stock to FSC to be applied towards its surplus. The amount of Preferred A Stock was $186,000, of which $70,323 has not been remitted as of November 30, 2009. Pursuant to the terms of the Consent Order dated December 23, 2005 (Consent Order) and the Amended Consent Order dated June 8, 2007 (Amended Consent Order), each with the West Virginia Insurance Commissioner (Commissioner) , all money received from the sale of Series A Preferred Stock shall be placed into the surplus accounts of FSC. The monies received from the above described transaction were not placed with FSC but were retained by the Company. This action is viewed by the Commissioner to be a

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

violation of the Consent Order and Amended Consent Order. Under the terms of the Amended Consent Order any knowing or intentional violation of the conditions of the Order shall constitute grounds for the Commissioner to issue a Confidential Order immediately suspending FSC from doing business in West Virginia. FSC advised the Commissioner of this violation and no disciplinary action has been taken by the Commissioner although it is still under review. The Company has submitted a plan to correct this violation as expeditiously as possible, and the Commissioner has agreed with this plan. During the three month period ended November 30, 2009, $115,677 has been contributed to FSC by reducing the amounts due to affiliates from FSC. Additional amounts totaling approximately $65,000 have been contributed subsequent to November 30, 2009, leaving an outstanding principal balance due to FSC of approximately $5,000 as of January 19, 2010.

With respect to the failure by the Company to contribute the proceeds of Series A stock sales to First Surety Corporation in a timely manner, the West Virginia Insurance Commission has proposed and the Company has accepted, subject to final documentation of the necessary order, a penalty assessment of $10,000 plus interest of approximately $3,700.

As of November 30, 2009, the Company had accrued and withheld approximately $120,000 in Federal payroll taxes. These amounts have not been remitted and are still payable at January 19, 2010, as well as penalties and interest of approximately $13,000. These amounts are reflected in the accompanying financial statements as accrued expenses, and management intends to pay this obligation as soon as possible.

NOTE H - SEGMENT REPORTING

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                                          THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                             NOVEMBER 30,            NOVEMBER 30,
                        ----------------                                 2009                    2008
                                                                    --------------         ---------------
REVENUES:
 Investment advisory                                                $     65,810           $      58,033
 Surety insurance                                                        279,777                 234,694
 Corporate                                                                     -                       1
                                                                    --------------         ---------------
 Total revenues                                                     $    345,587           $     292,728
                                                                    ==============         ===============

NET INCOME (LOSS):
 Investment advisory                                                $    (22,379)          $     (44,914)
 Surety insurance                                                         73,844                  45,664
 Corporate                                                              (371,709)               (350,282)
                                                                    --------------         ---------------
 Total net income (loss)                                            $   (320,244)          $    (349,532)
                                                                    ==============         ===============


JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                                             SIX MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                             NOVEMBER 30,            NOVEMBER 30,
                        ----------------                                   2009                  2008
                                                                    --------------         ---------------
REVENUES:
 Investment advisory                                                $    134,958           $     117,562
 Surety insurance                                                        566,352                 460,880
 Corporate                                                                     -                     851
                                                                    --------------         ---------------
 Total revenues                                                     $    701,310           $     579,293
                                                                    ==============         ===============

NET INCOME (LOSS):
 Investment advisory                                                $    (33,421)          $     (99,825)
 Surety insurance                                                        203,774                  61,717
 Corporate                                                            (1,014,679)               (808,152)
                                                                    --------------         ---------------
 Total net income (loss)                                            $   (844,326)          $    (846,260)
                                                                    ==============         ===============

NOTE I - REINSURANCE

On March 23, 2009, the Company announced that FSC has entered into a reinsurance agreement with Lloyd's of London ("Reinsurer") for its coal reclamation surety bonding programs that took effect April 1, 2009. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of three years and can be terminated by either party by written notice of at least 90 days prior to any April 1. The contract calls for a minimum premium to be paid to the Reinsurer of $490,000 per year. At November 30, 2009, the Company had prepaid reinsurance premiums of $121,621 and ceded reinsurance deposited with Reinsurers of $79,040. Additional premiums of approximately $769,000 will be needed in order to generate the approximately $269,000 in ceded premium needed to meet the minimum required to be paid to the Reinsurer. This can be accomplished by writing surety bonds of approximately $26,000,000 before March 31, 2010. Management feels this amount will be written and the ceded premiums collected will exceed the minimum required by the Reinsurer.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The effects of reinsurance on premium written and earned for the three month period ended November 30, 2009 are as follows:

                         3 months ended November    3 months ended November
                               30, 2009 -                  30, 2009 -
                                 Written                     Earned
                        -------------------------- ---------------------------
   Direct               $                  66,304  $                  255,394
                        -------------------------- ---------------------------
   Ceded                $                  23,034  $                   51,138
                        -------------------------- ---------------------------
   Net                  $                  43,270  $                  204,256

The effects of reinsurance on premium written and earned for the six month period ended November 30, 2009 are as follows:

                         6 months ended November    6 months ended November
                               30, 2009 -                  30, 2009 -
                                 Written                     Earned
                        -------------------------- ---------------------------
   Direct               $                 379,902  $                  505,427
                        -------------------------- ---------------------------
   Ceded                $                 128,786  $                   94,279
                        -------------------------- ---------------------------
   Net                  $                 251,116  $                  411,148

There was no reinsurance effect on premium written for the three month and six month periods ended November 30, 2008 due to the reinsurance agreement not being in effect until April 1, 2009. There were no ceded losses for the three month and six month periods ended November 30, 2009 and 2008.


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


NOTE K - SUBSEQUENT EVENTS

Subsequent events have been evaluated through January 19, 2010, the date these financial statements were issued. Subsequent to November 30, 2009, the Company obtained borrowings of $60,000 from individuals to fund ongoing operations and made repayments of $90,000. Such borrowings were obtained under demand or 30-day notes bearing interest at the rate of 8.00%. Additionally, the Company obtained borrowings of $104,176 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $85,325.

On September 10, 2009 and December 10, 2009, the Company became obligated to make principal and interest payments to the holders of the bridge-financing notes of approximately $291,700 each. The Company is currently in default with respect to each payment. Under the terms of such bridge-financing agreements, upon the occurrence of any Event of Default, the holders of said

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


bridge-financing notes have the right to declare, upon written notice to the Company, that the entire principal amount and interest be due and payable immediately.

On December 30, 2009, the Company issued 250,000 shares of common stock as incentive to extend for one year the terms of a loan that was to mature on that day. The shares were valued at approximately $.0111 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $2,753.

On December 31, 2009, the Company elected to continue to defer payment of dividends on its Series A Preferred stock, Series B Preferred stock, and Series C Preferred stock with such accrued and unpaid quarterly dividends amounting to $29,528, $72,866 and $175,720, respectively. As of December 31, 2009, the accumulated accrued and unpaid dividend on the Series A Preferred stock, Series B Preferred stock, and Series C Preferred stock amounted to $311,220, $1,036,178 and $2,471,344 respectively.

With respect to the failure by the Company to contribute the proceeds of Series A stock sales to First Surety Corporation in a timely manner, the West Virginia Insurance Commission has proposed and the Company has accepted, subject to final documentation of the necessary order, a penalty assessment of $10,000 plus interest of approximately $3,700.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2009 and the six-month period ended November 30, 2009, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for reinsurance and other potential strategic relationships that will accelerate the progression of the Company's business plan, and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2009

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the three-month period ended November 30, 2009 of $713,937 as compared with a loss of $749,809 for the corresponding period ended November 30, 2008.

REVENUES

Revenues from operations for the three-month period ended November 30, 2009 were $345,587 as compared with $292,726 for the corresponding period ended November 30, 2008. The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $66,963 for the three-month period ended November 30, 2009 as compared with $58,032 for the corresponding period ended November 30, 2008. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management. The increase in revenues is attributable to the growth in individually managed accounts as summarized below:

                                                   Three-month Period Ended
                                                         November 30,
                                                         ------------
                                                    2009              2008
                                              ----------------- ----------------

Individually managed accounts                 $        61,099   $        52,003
Mutual fund                                             5,864             6,029
                                              ----------------- ----------------
                                       Total  $        66,963   $        58,032
                                              ================= ================

THE JACOBS & COMPANY MUTUAL FUND WAS CLOSED AND LIQUIDATED EFFECTIVE NOVEMBER 30, 2009. SEE "EXPENSES, MUTUAL FUND COSTS," BELOW.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $279,777 for the three-month period ended November 30, 2009 as compared with $234,694 for the corresponding period ended November 30, 2008. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                   Three-month Period Ended
                                                         November 30,
                                                         ------------
                                                    2009              2008
                                              ----------------- ----------------
Premium earned                                $       204,256   $       158,452
Net investment income                                  71,260            73,163
Commissions earned                                      4,262             3,079
                                              ----------------- ----------------
                                       Total  $       279,778   $       234,694
                                              ================= ================

Revenues for this segment of the business are somewhat more seasonable from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the three-month period ended November 30, 2009 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions as well as the average assets held for investment. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately
$5.798 million for the three-month period ended November 30, 2008 to approximately $6.43 million for the three-month period ended November 30, 2009, offset by a decrease in investment yield from approximately 4.93% for the three-month period ended November 30, 2008 to approximately 4.68% for the three-month period ended November 30, 2009.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of November 30, 2009. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended November 30, 2009 and 2008 amounted to $49,501 and $48,249 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 24% and 30% of earned premium, respectively.

POLICY ACQUISITION COSTS-

Insurance policy acquisition costs of $67,567 and $39,982 for the three-month periods ended November 30, 2009 and 2008, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 33% and 25% for the periods ended November 30, 2009 and 2008 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended November 30, 2009 and 2008 were $327,712 and $402,725 respectively, representing a decrease of $75,013, and were comprised of the following:

                                                                 Three-month Period Ended
                                                                       November 30,
                                                           -------------------------------------
                                                                  2009               2008            Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         184,627  $         173,131  $          11,496
General office expense                                                29,566             30,708             (1,142)
Legal and other professional fees and costs                           30,786            114,539            (83,753)
Audit, accounting and related services                                24,508             26,945             (2,437)
Travel, meals and entertainment                                       12,617             14,534             (1,917)
Other general and administrative                                      45,608             42,868              2,740
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         327,712  $         402,725  $         (75,013)
                                                           ================== ================== ===================


Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $11,500 and are comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009                2008            Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                        $        125,377    $       144,958    $      (19,581)
Commissions                                                          3,937              1,379             2,558
Stock option expense                                                34,105             13,491            20,614
Fringe benefits                                                     14,824             17,104            (2,280)
Key-man insurance                                                   19,038             18,128               910
Deferred payroll costs                                             (12,654)           (21,929)            9,275
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs $        184,627    $       173,131    $       11,496
                                                          =================== ================== ===================

The decrease in salaries and taxes for the three-month period ended November 30, 2009 as compared to the same period of the previous year was the result of the decrease of two staff position. The increase in commissions is attributable to the Company's commission structure that pays a larger commission on the origination of a policy but reduced for subsequent policy renewals. The increase in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009                2008            Difference
                                                          --------------------- ----------------- ------------------

General corporate services                                $           29,046    $        8,291    $         20,755
Expansion of surety license to other states                              344            25,574             (25,230)
Acquisition and financing related costs                                1,396            80,674             (79,278)
                                                          --------------------- ----------------- ------------------
                  Total legal and other professional fees $           30,786    $      114,539    $        (83,753)
                                                          ===================== ================= ==================


The increase in general corporate services results primarily from increased review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the three-month period ended November 30, 2008, the Company incurred expense of $25,574 relating to expansion of FSC's surety license to the State of Ohio and other license expansion related services. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $1,396 and $80,674 for the three-month periods ended November 30, 2009 and 2008, respectively. This decrease correlates to a decrease in this area of professional service required.

The decrease in travel, meals and entertainment expense for the three-month period ended November 30, 2009 as compared to the corresponding 2008 period related primarily to additional efforts made by management to reduce expense.

Other general and administrative expense increased approximately $2,740 for the three-month period ended November 30, 2009 as compared to the corresponding 2008 period. This increase in general and administrative expense is result IRS penalties assessed in the current quarter. Other aspects of general and administrative expense represent an overall decrease as a result of management's efforts to curtail its operating costs.

MUTUAL FUND COSTS

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, J&C absorbed $36,586 of the Fund's operating expenses during the three-month period ended November 30, 2009 as compared to $31,773 for corresponding period from the previous year. Expense reimbursement accruals are recorded monthly based on billings received from the Fund of estimated expense reimbursement. Such estimates are adjusted to actual expenses incurred by the Fund as of January 31 of each year, the fiscal year-end for the Fund.

As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase. In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the three-month period ended November 30, 2009, the Fund's investment advisory fees decreased to $5,864 as compared with $6,106 for the corresponding three-month period ended November 30, 2008 as a result of a decrease in the Fund size. The Fund's average assets under management declined from approximately
$2.14 million for the three-month period ended November 30, 2008 to approximately $1.87 million for the three-month period ended November 30, 2009. As of November 30, 2009, assets under management were approximately $1.86 million.

The Fund was initially established by J&C to provide the ability to manage smaller accounts in a more efficient and diversified manner and provide an investment vehicle that would fit within the Company's broader business plan of issuing smaller bonds under its collateralized surety programs. The delays incurred by the Company in accomplishing a financing that would make possible the full implementation of the Company's business plan coupled with the Fund's lackluster performance during the interim period contributed to a gradual decline in assets and the fixed cost maintenance of the Fund was a significant expense to the Company. The Fund's independent Board of Trustees had determined that unless the Fund experienced a significant growth in assets it would be necessary to liquidate the Fund. Growth in assets was not accomplished and J&C was often delinquent in reimbursements required under the expense limitation agreement. As a result, the board directed the liquidation of the Fund's assets in November and the distribution of the proceeds to the Fund's shareholders on December 1, 2009. Additional distributions to the former shareholders will be made as the Company makes payment of the cumulative reimbursement due the Fund.

INTEREST EXPENSE

Interest expense for the three-month period ended November 30, 2009 was $181,815 as compared with $116,231 for the corresponding period ended November 30, 2008. Components of interest expense are comprised of the following:

                                                                    Three-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                     2009              2008           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $       142,301   $        87,022   $         55,279

Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                 12,222            12,935               (713)

Interest expense on demand and term notes                               24,858            14,124             10,734

Other finance charges                                                    2,434             2,150                284
                                                               ----------------- ----------------- -----------------

                                       Total interest expense  $       181,815   $       116,231   $         65,584
                                                               ================= ================= =================

The increase in interest expense on bridge financing is due to an increase in the interest rate on the bridge loans from 10% to 17% as of September 10, 2009. Interest expense on demand and term notes increased due to increased borrowings and other finance charges increased due to IRS interest charged on unremitted payroll taxes.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended November 30, 2009 and 2008 are as follows:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009                 2008            Difference
                                                          --------------------- ----------------- ------------------
Accretion of discount                                     $          116,007    $       140,683   $        (24,676)
Accrued dividends                                                    277,686            259,594             18,092
                                                          --------------------- ----------------- ------------------
                            Total accretion and dividends $          393,693    $       400,277   $         (6,584)
                                                          ===================== ================= ==================

The decrease in the accretion of discount results from the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock offset by the exchange of 70.72% of Series B mandatorily convertible preferred stock to Series C stock with no accretion. The increase in accrued dividends results from the issuance of additional shares of the company's Series A Preferred stock (in connection with additional bonding provided), and the compounding of dividends on accrued but unpaid dividends.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED NOVEMBER 30, 2009

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock) for the six-month period ended November 30, 2009 of $1,656,879 as compared with a loss of $1,635,836 for the corresponding period ended November 30, 2008.

REVENUES

Revenues from operations for the six-month period ended November 30, 2009 were $701,310 as compared with $578,441 for the corresponding period ended November 30, 2008. The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $131,288 for the six-month period ended November 30, 2009 as compared with $117,561 for the corresponding period ended November 30, 2008. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The increase in revenues is attributable to the growth in individually managed accounts as summarized below:

                                                Six-month Period Ended
                                                     November 30,
                                                     ------------
                                                2009              2008
                                          ----------------- -----------------
Individually managed accounts             $        119,517  $        104,539
Mutual fund                                         11,771            13,022
                                          ----------------- -----------------
                                   Total  $        131,288  $        117,561
                                          ================= =================


Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $566,353 for the six-month period ended November 30, 2009 as compared with $460,880 for the corresponding period ended November 30, 2008. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                Six-month Period Ended
                                                     November 30,
                                                     ------------
                                                2009              2008
                                          ----------------- -----------------
Premium earned                            $        411,148  $        307,762
Net investment income                              143,503           141,843
Commissions earned                                  11,702            11,275
                                          ----------------- -----------------
                                   Total  $        566,353  $        460,880
                                          ================= =================

Revenues for this segment of the business are expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the six-month period ended November 30, 2009 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $5.798 million for the six-month period ended November 30, 2008 to approximately $ 6.441 million for the six-month period ended November 30, 2009, offset by a decrease in investment yield from approximately 4.93% for the six-month period ended November 30, 2008 to approximately 4.75% for the six-month period ended November 30, 2009.

EXPENSES

The Company has experienced no claims for losses as of November 30, 2009. However, "incurred but not reported" (IBNR) policy losses for the six-month period ended November 30, 2009 and 2008 amounted to $97,686 and $93,033 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. IBNR policy losses were approximately 24% and 30% of earned premium for the six-month periods ending November 30, 2009 and 2008, respectively.

Insurance policy acquisition costs of $130,168 and $79,011 for the six-month periods ended November 30, 2009 and 2008, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 31.66% and 25.67% for the periods ended November 30, 2009 and 2008 respectively.

General and administrative expenses for the six-month periods ended November 30, 2009 and 2008 were $728,325 and $938,664 respectively, representing a decrease of $210,339, and were comprised of the following:

                                                                  Six-month Period Ended
                                                                       November 30,
                                                           -------------------------------------
                                                                 2009                2008             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         417,845  $         339,042  $$        78,803
General office expense                                                57,407             58,424            (1,017)
Legal and other professional fees and costs                           97,861            366,826          (268,965)
Audit, accounting and related services                                48,526             49,855            (1,329)
Travel, meals and entertainment                                       28,236             34,329            (6,093)
Other general and administrative                                      78,450             90,188           (11,738)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         728,325  $         938,664  $$      (210,339)
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $79,000 and are comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009                 2008            Difference
                                                          -------------------- ------------------ ------------------
Salaries and taxes                                        $       252,137      $      296,160     $      (44,023)
Commissions                                                        15,269               6,686              8,583
Stock option expense                                              172,995              26,982            146,013
Fringe benefits                                                    27,386              34,121             (6,735)
Key-man life insurance                                             30,257              30,352                (95)
Deferred policy acquisition costs                                 (80,199)            (55,259)           (24,940)
                                                          -------------------- ------------------ ------------------
                         Total salaries and related costs $       417,845      $      339,042     $       78,803
                                                          ==================== ================== ==================

Decreases in salaries and taxes paid for the six-month period ended November 30, 2009 as compared to the same period the previous year was a result in the decrease of two staff positions. The increase in commissions is attributable to the increase in insurance business written in the six-month period ended November 30, 2009. The increase in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009                2008            Difference
                                                          --------------------- ----------------- ------------------
General corporate services                                $           37,165    $        22,454   $        14,711
Expansion of surety license to other states                              344             61,236           (60,892)
Acquisition and financing related costs                               60,352            283,136          (222,784)
                                                          --------------------- ----------------- ------------------
                  Total legal and other professional fees $           97,861    $       366,826   $      (268,965)
                                                          ===================== ================= ==================

The increase in general corporate services results primarily from increased review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the six-month period ended November 30, 2008, the Company incurred expense of $61,236 relating to expansion of FSC's surety license to the State of Ohio and other license expansion related services. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $60,352 and $283,136 for the six-month periods ended November 30, 2009 and 2008, respectively. This decrease correlates to a decrease in this area of professional service required.

Mutual fund costs

J&C is the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). While the Fund is responsible for its own operating expenses, J&C, as the advisor, has agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, J&C absorbed $74,912 of the Fund's operating expenses during the six-month period ended November 30, 2009 as compared to $73,340 for corresponding period from the previous year. As the Fund grows in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will decrease until the Fund reaches sufficient size to support its on-going operating costs, while revenues from investment advisory fees will increase. In contrast, as the Fund declines in size (of assets under management), expenses (in excess of the 2% level) absorbed by J&C will increase, while revenues from investment advisory fees will decrease. For the six-month period ended November 30, 2009, the Fund's investment advisory fees decreased to $11,771 as compared with $13,022 for the corresponding six-month period ended November 30, 2008 as a result of a decrease in the Fund size. The Fund's average assets under management declined from approximately $2.24 million for the six-month period ended November 30, 2008 to approximately $1.84 million for the six-month period ended November 30, 2009. As of November 30, 2009, assets under management were approximately $1.86 million.

The Fund was initially established by J&C to provide the ability to manage smaller accounts in a more efficient and diversified manner and provide an investment vehicle that would fit within the Company's broader business plan of issuing smaller bonds under its collateralized surety programs. The delays incurred by the Company in accomplishing a financing that would make possible the full implementation of the Company's business plan coupled with the Fund's lackluster performance during the interim period contributed to a gradual decline in assets and the fixed cost maintenance of the Fund was a significant expense to the Company. The Fund's independent Board of Trustees had determined that unless the Fund experienced a significant growth in assets it would be necessary to liquidate the Fund. Growth in assets was not accomplished and J&C was often delinquent in reimbursements required under the expense limitation agreement. As a result, the board directed the liquidation of the Fund's assets in November and the distribution of the proceeds to the Fund's shareholders on December 1, 2009. Additional distributions to the former shareholders will be made as the Company makes payment of the cumulative reimbursement due the Fund.


INTEREST EXPENSE

Interest expense for the six-month period ended November 30, 2009 was $509,099 as compared with $235,009 for the corresponding period ended November 30, 2008. Components of interest expense are comprised of the following:

                                                                    Six-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                     2009              2008           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $        226,212  $        170,906  $         55,306

Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                 238,192            36,943           201,249

Interest expense on demand and term notes                                41,057            23,804            17,253

Other finance charges                                                     3,638             3,356               282
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        509,099  $        235,009  $        274,090
                                                               ================= ================= =================

The increase in interest expense on bridge financing is due to an increase in the interest rate on the bridge loans from 10% to 17% as of September 10, 2009. The increase in the expense of common shares issued (or to be issued) for the six-month period ended November 30, 2009 as compared to the corresponding period of the previous year was largely attributable to the issuance of common stock on June 5, 2009 in relation to the agreement with the bridge loan holders. Interest expense demand and term notes increased due to increased borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for six-month periods ended November 30, 2009 and 2008 are as follows:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                  2009                 2008           Difference
                                                          --------------------- ------------------ -----------------
Accretion of discount                                     $          264,308    $       278,916    $       (14,608)
Accrued dividends                                                    548,245            510,660             37,585
                                                          --------------------- ------------------ -----------------
                            Total accretion and dividends $          812,553    $       789,576    $        22,977
                                                          ===================== ================== =================


The decrease in the accretion of discount results from the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock offset by the exchange of 70.72% of Series B mandatorily convertible preferred stock to Series C stock with no accretion. The increase in accrued dividends results from the issuance of additional shares of the company's Series A Preferred stock (in connection with additional bonding provided), and the compounding of dividends on accrued but unpaid dividends

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of November 30, 2009.

FSC is licensed to write surety in West Virginia and Ohio and has focused its efforts primarily on coal permit bonds. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state jurisdictions, and surety bonds posted to assure that reclamation is accomplished are generally long-term in nature, with mining operations and reclamation work conducted in unison as the property is mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting coal reclamation bonds, management obtains estimates, prepared by independent outside professionals experienced in this field of work, of costs to reclaim the relevant properties in accordance with the specifications of the mining permit. The estimates are periodically updated and compared with the value of marketable securities held in an account in which FSC has a collateral security interest, significantly mitigating its exposure to loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC can use the funds held in the collateral account either to reclaim the property or as credit towards forfeiting the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates at the time the bond was underwritten, or upon subsequent re-evaluations, and sufficient collateral is not obtained or if the collateral has experienced significant deterioration in value.

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



ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND

RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced significant losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,058,000 and $3,333,000 for the fiscal years ended May 31, 2009 and 2008, respectively, and a loss of approximately $714,000 for the three-month period ended November 30, 2009. The Company continues to face significant working capital deficiencies and cash flow concerns. The Company used $175,000 in cash flow from operating activities for the three-month period ended November 30, 2009. This has resulted in the deferral of payments to professionals and others, an inability to pay its preferred stock dividend obligation and defaults in certain quarterly payments due its bridge-financing lenders (see Note E in the accompanying unaudited consolidated condensed financial statements). A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Of the Company's investments and cash of $6,550,736 as of November 30, 2009, $6,538,883 is restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC. As of November 30, 2009, $70,324 in proceeds from the sale of Series A preferred stock had been collected but not yet contributed to the surplus and capital of FSC.

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

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. In fiscal 2009, the Company was able to increase the capital of FSC, reactivate FSC's insurance license in Ohio, and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a recent entry into this market and the financial condition of the Company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business becomes fully developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties licensed in states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matures at the end of 2010, management proposed a recapitalization to assist in. stabilizing the financial position of the Company. Holders of the Series B Preferred Stock were offered the opportunity to exchange their Series B Shares for an equal number of shares of a new series of JFG preferred stock designated as Series C Preferred Stock plus 2,000 shares of JFG Common Stock. Series C Preferred Stock is equal in priority to the Series B Preferred Stock, is entitled to dividends at the same rate as Series B Preferred Stock, is entitled to convert to common stock of the Company at a conversion rate of $.10 per common share (in contrast to $1.00 per share for Series B Preferred) and may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Management believes the recapitalization will improve the Company's prospects for engaging in a larger financing, will assist FSC as it applies to enter other state markets, and will be an impetus to the growth of the Company's business.

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reach levels that are more substantial. And while growth of the FSC business continues to provide additional cash flow to the Company's other subsidiaries, Jacobs and Triangle Surety, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of November 30, 2009, were effective. Accordingly, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of November 30, 2009, were ineffective. Management continues to monitor changes made in fiscal 2008 and 2009 and will continue to implement improvements. Other changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of November 30, 2009 and May 31, 2009 and the results of its operations and cash flows for the three month period ended November 30, 2009 and 2008 in conformity with U.S. generally accepted accounting principals (GAAP).

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

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the three-month period ending November 30, 2009, warrants totaling 1,168,395 were exercised for cash and issuance of 1,168,395 common shares of the Company.

In the three month period ended November 30, 2009, the Company issued 5,354,624 shares of the Company's common stock (See Note E) in connection with the bridge financing arrangement. The shares were valued at approximately $.0146 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $78,177. Such costs have been expensed over the six-month period prior to the issuance of the common shares.

On November 20, 2009, one share of Series C Preferred Stock and 2000 shares of common stock were issued in exchange for each share of Series B Preferred Stock that was tendered to the corporation for cancellation pursuant to a proposed recapitalization of the corporation. As the result of the recapitalization 6,804.936 shares of Series C Preferred Stock were issued, 13,609,872 common shares were issued, and 6,804.936 shares of Series B Preferred Stock were tendered to the corporation and cancelled in exchange therefore.

The Certificate of Designations, Powers, Preferences and Rights of Series C Preferred Stock adopted by the Board of Directors of the Company on December 8, 2009, is set forth as Exhibit 4.3; and the Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005, is set forth as Exhibit 4.2

The issuance of the aforementioned securities is exempt from registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), by reason of the provision of Section 4(2) of the Securities Act, as transactions not involving any public offering, in reliance upon, among other things, the representations made by the investors, including representations regarding their status as accredited investors (as such term is defined under Rule 501 promulgated under the Securities Act), and their acquisition of the securities for investment and not with a current view to distribution thereof. The securities contain a legend to the effect that such securities are not registered under the Securities Act pursuant to an exemption from such registration. The issuance of the securities was not underwritten.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $583,404.

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

3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)

3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)

4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)

4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)

4.3   Certificate of the Designations, Powers, Preferences and Rights of Series C Preferred Stock of Jacobs Financial Group (7)

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

99.1  Form of Subscription Agreement and Promissory Note  (Bridge-financing) (3)
-----------------
      (1)   Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
      (2)   Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
      (3)   Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008
      (4)   Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008
      (5)   Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008
      (6)   Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008
      (7)   Incorporated by reference to the Company's Current Report on form 8-K dated December 14, 2009


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 19, 2010                 JACOBS FINANCIAL GROUP, INC.
                               -----------------------------------------------
                                              (Registrant)
                            By:
                               /s/John M. Jacobs
                               -----------------------------------------------
                               John M. Jacobs, President