Form 10-Q
period 2010-02-28
JACOBS FINANCIAL GROUP, INC.
filed 2010-04-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2010

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
           ----------------------------------------------------------
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



               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

               Yes[  ]                             No[X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 214,089,012 shares of common stock as of April 19, 2010.


PART I-- FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                                                                    Page
                                                                                                            --------------------

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


JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                 FEBRUARY 28, 2010      MAY 31, 2009
                                                                                -------------------   -----------------
ASSETS

INVESTMENTS AND CASH:
 Bonds available for sale, at market value                                      $        828,010      $       908,766
  (amortized cost - 2/28/10 $812,509; 05/31/09 $866,855)
 Mortgage-back securities held to maturity, at amortized costs                         5,144,900            5,085,300
  (market value - 2/28/10 $5,250,437; 05/31/09 $5,157,936)
 Short-term investments, at cost (approximates market value)                             552,175              387,753
 Cash                                                                                    146,023               80,038
                                                                                -------------------   -----------------
                           TOTAL INVESTMENTS AND CASH                                  6,671,109            6,461,857

 Investment income due and accrued                                                        29,630               28,124
 Premiums and other accounts receivable                                                  102,686               61,184
 Prepaid reinsurance premium                                                             157,706               87,114
 Funds deposited with Reinsurers                                                         120,289                    -
 Deferred policy acquisition costs                                                       105,169              143,173
 Furniture and equipment, net of accumulated depreciation of
  $141,439 and $133,493, respectively                                                     19,624               23,169
 Other assets                                                                             33,272               43,517
 Intangible assets                                                                       150,000              150,000
                                                                                -------------------   -----------------
                                         TOTAL ASSETS                           $      7,389,484      $     6,998,138
                                                                                ===================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Reserve for losses and loss expenses                                           $        571,726             $432,658
 Reserve for unearned premiums                                                           463,343              530,795
 Accrued expenses and professional fees payable                                          549,189              470,099
 Accounts payable                                                                        187,320              268,066
 Related party payable                                                                   111,584               75,009
 Demand note payable to related party                                                    118,048                3,081
 Notes payable                                                                         4,407,232            4,049,791
 Accrued interest payable                                                                478,199              303,914
 Ceded reinsurance payable                                                                     -               92,173
 Series C dividends payable                                                            2,471,344                    -
 Other liabilities                                                                       223,619               78,470

SERIES  B  PREFERRED  STOCK,  $.0001  PAR  VALUE  PER  SHARE;
3,136.405  SHARES AUTHORIZED; 2,817.004 SHARES ISSUED AND OUTSTANDING
AT FEBRUARY 28, 2010 AND MAY 31,  2009;  STATED  LIQUIDATION  VALUE
OF  $1,000  PER SHARE                                                                  3,700,193                    -
                                                                                -------------------   -----------------
                                TOTAL  LIABILITIES                                    13,281,797            6,304,056

SERIES A  PREFERRED  STOCK,  $.0001  PAR  VALUE  PER  SHARE;
1  MILLION  SHARES AUTHORIZED;  2,675 AND 2,665 SHARES ISSUED AND
OUTSTANDING AT FEBRUARY 28, 2010 AND MAY 31, 2009,  RESPECTIVELY;
STATED  LIQUIDATION  VALUE OF $1,000 PER SHARE                                         2,970,772            2,860,670

SERIES  B  PREFERRED  STOCK,  $.0001  PAR  VALUE  PER  SHARE;
3,136.405  SHARES AUTHORIZED; 2,817.004 SHARES ISSUED AND
OUTSTANDING AT FEBRUARY 28, 2010 AND MAY 31, 2009; STATED
LIQUIDATION VALUE OF $1,000 PER SHARE                                                          -           11,429,440
                                                                                -------------------   -----------------
         TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                                  2,970,772           14,290,110

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Common  stock,  $.0001  par value per  share;
490  million  shares  authorized; 207,533,087 and 179,682,912 shares issued and outstanding at February 28, 2010
and May 31, 2009,  respectively                                                           20,753               17,968
Additional paid in capital                                                             3,361,946            2,626,236
Series C Preferred Stock,  $.0001 par value per share;
10,000 shares authorized; 6,804.936 shares  issued and
outstanding at February 28, 2010 and May 31, 2009, respectively                        6,030,931                    -
Accumulated deficit                                                                  (18,292,216)         (16,279,725)
Accumulated other comprehensive income (loss)                                             15,501               39,493

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (8,863,085)         (13,596,028)
                                                                                -------------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $      7,389,484      $     6,998,138
                                                                                ===================   =================

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  FEBRUARY 28                           FEBRUARY 28
                                                          ------------------------------       -------------------------------
                                                               2010           2009                  2010            2009
                                                          -------------- ---------------       --------------  ---------------
REVENUES:
 Investment advisory services                             $     62,596   $      56,101         $     193,885   $     173,662
 Insurance premiums and commissions                            175,032         166,897               597,881         485,934
 Net investment income                                          58,435          76,608               201,938         218,451
 Net realized investment gains (losses)                         42,926          12,511                40,828          12,511
 Other income                                                    6,649           2,722                12,416           2,722
                                                          -------------- ---------------       --------------  ---------------
                                    TOTAL REVENUES             345,638         314,839             1,046,948         893,280

EXPENSES:

 Incurred policy losses                                         41,382          48,013               139,068         141,046
 Insurance policy acquisition costs                             60,721          35,934               185,640         114,947
 General and administrative                                    289,068         310,378             1,022,642       1,249,042
 Mutual fund costs                                                 125          11,088                75,038          84,428
 Depreciation                                                    2,501           3,231                 7,946           9,726
                                                          -------------- ---------------       --------------  ---------------
                                    TOTAL EXPENSES             393,797         408,644             1,430,334       1,599,189
                                                          -------------- ---------------       --------------  ---------------
                  NET INCOME (LOSS) FROM OPERATIONS            (48,159)        (93,805)             (383,386)       (705,909)

 Gain on debt extinguishment                                   200,239               -               200,239               -
 Accrued dividends and accretion of Series B Mandatorily
  Redeemable Preferred Stock                                  (115,950)              -              (115,950)              -
 Interest expense                                             (181,995)       (117,022)             (691,093)       (352,031)
 Interest and dividend income                                        -             255                     -           1,107
                                                          -------------- ---------------       --------------  ---------------
                                  NET INCOME (LOSS)           (145,865)       (210,572)             (990,190)     (1,056,833)

 Accrued dividends on Series C Preferred Stock equity         (175,720)              -              (175,720)              -
 Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends                 (34,028)       (408,379)             (846,580)     (1,197,955)
                                                          -------------- ---------------       --------------  ---------------

    NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS $   (355,613)  $    (618,951)        $  (2,012,490)  $  (2,254,788)
                                                          ============== ===============       ==============  ===============

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                               $          -   $           -         $       (0.01)  $       (0.01)
                                                          ============== ===============       ==============  ===============

WEIGHTED-AVERAGE SHARES OUTSTANDING                        207,452,531     174,077,272           195,657,796     172,093,454
                                                          ============== ===============       ==============  ===============



                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        FEBRUARY 28                           FEBRUARY 28
                                                            ---------------------------------       -----------------------------

                                                                 2010             2009                   2010           2009
                                                            --------------  -----------------       -------------- --------------

COMPREHENSIVE INCOME (LOSS):

  Net income (loss) attributable to common stockholders     $  (355,613)    $      (618,951)        $  (2,012,490) $ (2,254,788)


OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gain (loss) of available-for-sale
 investments arising during period                              (11,585)             49,703                16,836        26,325

 Reclassification adjustment for realized (gain) loss
 included in net income                                         (42,926)            (12,511)              (40,828)      (12,511)
                                                            --------------  -----------------       -------------- --------------

 Net unrealized gain (loss) attributable to available-for-
 sale investments recognized in other comprehensive income      (54,511)             37,192               (23,992)       13,814
                                                            --------------  -----------------       -------------- --------------

     COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON
                                           STOCKHOLDERS     $  (410,124)    $      (581,759)        $  (2,036,482) $ (2,240,974)
                                                            ==============  =================       ============== ==============























                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        THREE MONTHS ENDED FEBRUARY 28,    NINE MONTHS ENDED FEBRUARY 28,
                                                        -------------------------------   --------------------------------
                                                              2010           2009                2010          2009
                                                        ---------------  --------------   ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                      $     (145,865)  $   (210,572)    $     (990,190)  $ (1,056,833)

 Adjustments  to reconcile  net income  (loss)
 to net cash  provided by (used in) operating activities:
 Unearned premium                                               21,988         97,211           (138,044)        74,020
 Stock option expense                                           39,907          9,847            212,902         36,829
 Stock issued (or to be issued) in connection with
  financing arrangements                                        23,416         10,808            257,510         70,763
 Accrual of Series B preferred stock dividends                  72,866              -             72,866              -
 Accretion of Series B preferred stock                          43,084              -             43,084              -
 Provision for loss reserves                                    41,382         48,013            139,068        141,046
 Amortization of premium                                        22,631          9,072             54,236         28,216
 Depreciation                                                    2,501          3,231              7,945          9,726
 Premium and other receivables                                  (8,825)        (9,716)           (41,502)       (23,040)
 Accretion of discount                                               -         (4,878)            (9,217)        (8,552)
 Investment income due and accrued                                 284           (619)               281         (7,359)
 Realized (gain) loss on sale of securities                    (42,926)       (12,511)           (42,926)       (12,511)
 Gain on extinguishment of debt                               (200,239)             -           (200,239)             -
 Deferred policy acquisition costs                                (290)       (13,607)            38,004         (3,108)
 Change in operating assets and liabilities:
  Other assets                                                  (3,984)        (4,934)            12,663        157,012
  Related party accounts payable                                10,525         10,350             36,575          9,267
  Accounts payable and cash overdraft                            4,479         (1,222)           119,492        (21,419)
  Accrued expenses and other liabilities                       197,776        215,762            186,062        298,139
                                                        ---------------  --------------   ---------------- ---------------
   NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES           78,710        146,235           (241,430)      (307,804)

CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase) decrease in short-term investments                (187,105)       (90,597)          (164,422)     1,038,726
 Costs of bonds acquired                                             -              -                  -       (976,160)
 Costs of mortgaged-backed securities acquired                (958,003)      (470,409)        (1,578,090)    (1,849,137)
 Purchase of securities available for sale                           -                                          107,639
 Redemption of bonds upon call or maturity                           -         20,000                  -         20,000
 Sale of securities available for sale                         404,958        107,639            404,958              -
 Repayment of mortgage-backed securities                       482,471        220,703          1,163,998        659,739
 Purchase of furniture and equipment                            (4,400)          (261)            (4,400)        (6,563)
                                                        ---------------  --------------   ---------------- ---------------
   NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES         (262,079)      (212,925)          (177,956)    (1,005,756)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party debt                              268,773         51,612            525,305        358,112
 Repayment of related party debt                              (153,854)       (44,916)          (410,338)       (77,316)
 Proceeds from borrowings                                      135,000              -            767,500        955,000
 Repayment of borrowings                                      (167,213)        (9,520)          (410,059)      (146,459)
 Proceeds from issuance of Series A preferred stock                  -         29,000             10,000        203,000
 Proceeds from exercise of common stock warrants                     -              -              2,963              -
                                                        ---------------  --------------   ---------------- ---------------
   NET CASH FLOWS FROM FINANCING ACTIVITIES                     82,706         26,176            485,371      1,292,337

NET INCREASE (DECREASE) IN CASH                               (100,663)       (40,514)            65,985        (21,223)

CASH AT BEGINNING OF PERIOD                                    246,686         67,931             80,038         48,640
                                                        ---------------  --------------   ---------------- ---------------
CASH AT END OF PERIOD                                   $      146,023   $     27,417     $      146,023   $     27,417
                                                        ===============  ==============   ================ ===============
SUPPLEMENTAL DISCLOSURES
Interest paid                                           $       11,302   $      3,737     $      278,380   $    171,062
Income taxes paid                                                    -              -                  -              -
Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt              23,415         10,808            257,510         70,763

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2010

                                                       SERIES A                 SERIES B
                                                MANDATORILY REDEEMABLE    MANDATORILY REDEEMABLE
                                                                               CONVERTIBLE
                                                   PREFERRED STOCK           PREFERRED STOCK
                                                  SHARES      AMOUNT        SHARES      AMOUNT
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

Exchange of Series C
Preferred Stock for Series B
Mandatorily Reedemable
Convertible Preferred Stock

Issuance of common stock
as additional consideration
or financing arrangements                              -             -            -             -

Exercise of warrants

Accretion of Series A
mandatorily redeemable
convertible preferred stock                            -         4,500            -             -

Accrued dividends of
Series A mandatorily
redeemable convertible
preferred stock                                        -        29,528            -             -

Accrued dividends of
preferred stock equity                                 -             -            -             -

Reclassification of accrued
dividends on shares
exchanged for Series C to
liabilities

Reclassification of Series  B
from temporary equity to
liabilities                                                                 (2,817.004)(3,584,243)

Expense of common shares
to be issued in connecetion
with financing arrangements                            -             -            -             -

Common stock option expense                            -             -            -             -

Unrealized net gain (loss)
on available for sale securities                       -             -            -             -

Net income (loss), three month period
ended February 28, 2010                                -             -            -             -
                                                  -------  -----------    ---------   -----------
BALANCE, FEBRUARY 28, 2010                         2,675   $ 2,970,772            -   $         -
                                                  =======  ===========    =========   ===========

                                                                (CONTINUED)
                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2010 (CONTINUED)

                                       ---------------------------------------------------------------------------------------------
                                                                          STOCKHOLDERS' EQUITY (DEFICIT)
                                       ---------------------------------------------------------------------------------------------
                                                  COMMON STOCK            SERIES C PREFERRED
                                                  ------------            ------------------                 ACCUMULATED
                                                             ADDITIONAL                                        OTHER
                                                              PAID-IN                AMOUNT     ACCUMULATED COMPREHENSIVE
                                          SHARES    AMOUNT    CAPITAL     SHARES    AND APIC     DEFICIT    INCOME (LOSS)   TOTAL
                                       -----------  -------  ---------- --------- ----------  -------------   -------   ------------
 BALANCE, NOVEMBER 30, 2009            207,283,087 $ 20,728 $ 3,298,650 6,804.936 $6,030,931  $(17,936,604)   $ 70,012  $(8,516,283)

 Issuance of Series A and
 B Preferred Stock and                           -        -           -                                  -           -            -
 common stock

 Exchange of Series C
 Preferred Stock for Series B
 Mandatorily Reedemable                                                                                                           -
 Convertible Preferred Stock

 Issuance of common stock
 as additional consideration
 or financing arrangements                 250,000       25       2,728                                                       2,753

 Exercise of warrants                                                                                                             -

 Accretion of Series A
 mandatorily redeemable
 convertible preferred stock                     -        -           -                             (4,500)         -        (4,500)

 Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock                                 -        -           -                            (29,528)         -       (29,528)

 Accrued dividends of
 preferred stock equity                          -        -           -                           (175,720)         -      (175,720)

 Reclassification of accrued
 dividends on shares
 exchanged for Series C to
 liabilities                                                                                                                     -

 Reclassification of Series  B
 from temporary equity to
 liabilities

 Expense of common shares
 to be issued in connecetion
 with financing arrangements                     -        -      20,662                                  -          -        20,662

 Common stock option expense                     -        -      39,906                                  -          -        39,906

Unrealized net gain (loss)
 on available for sale securities                -        -           -                                  -    (54,511)      (54,511)

Net income (loss), three month
period ended February 28, 2010                   -        -           -         -          -      (145,864)         -      (145,864)
                                       -----------  -------  ---------- --------- ----------  -------------   -------   -----------

BALANCE, FEBRUARY 28, 2010             207,533,087  $20,753  $3,361,946 6,804.936 $6,030,931  $(18,292,216)   $15,501   $(8,863,085)
                                       ===========  =======  ========== ========= ==========  =============   =======   ===========

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2010


                                               SERIES A                 SERIES B
                                        MANDATORILY REDEEMABLE    MANDATORILY REDEEMABLE
                                                                       CONVERTIBLE
                                           PREFERRED STOCK           PREFERRED STOCK
                                          SHARES      AMOUNT        SHARES      AMOUNT
                                        ---------  ------------  ------------ -------------
BALANCE, MAY 31, 2009                       2,665  $  2,860,670    9,621.940  $ 11,429,440

Issuance of Series A and
B Preferred Stock and
common stock                                   10        10,000            -             -

Exchange of Series C
Preferred Stock for Series B
Mandatorily Reedemable
Convertible Preferred Stock                     -             -   (6,804.936)   (6,296,051)

Issuance of common stock
as additional consideration
or financing arrangements                       -             -            -             -

Exercise of warrants                            -             -            -             -

Accretion of mandatorily
redeemable convertible
preferred stock                                 -        13,320            -       255,487

Accrued dividends of
mandatorily redeemable
convertible preferred stock                     -        86,782            -       490,991

Accrued dividends of
preferred stock equity

Reclassification of accrued
dividends on shares
exchanged for Series C to
liabilities                                                                -    (2,295,624)

Reclassification of Series  B
from temporary equity to
liabilities                                                       (2,817.004)   (3,584,243)

Expense of common shares
to be issued in connecetion
with financing arrangements                     -             -            -             -

Common stock option expense                     -             -            -             -

Unrealized net gain (loss)
on available for sale securities                -             -            -             -

Net income (loss), six months ended
November 30, 2009                               -             -            -             -
                                        ---------  ------------  ------------ -------------
BALANCE, FEBRUARY 28, 2010                  2,675  $  2,970,772            -  $          -
                                        =========  ============  ============ =============

                                                                (CONTINUED)
                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2010 (CONTINUED)
                           ---------------------------------------------------------------------------------------------------------
                                                                 STOCKHOLDERS' EQUITY (DEFICIT)
                           ---------------------------------------------------------------------------------------------------------
                                         COMMON STOCK               SERIES C PREFERRED
                                         ------------               ------------------                    ACCUMULATED
                                                    ADDITIONAL                                              OTHER
                                                     PAID-IN                   AMOUNT       ACCUMULATED  COMPREHENSIVE
                              SHARES     AMOUNT      CAPITAL       SHARES     AND APIC       DEFICIT     INCOME (LOSS)     TOTAL
                           -----------   -------    ----------   ---------  ----------    -------------     -------     ------------
BALANCE, MAY 31, 2009      179,682,912    17,968   $ 2,626,236           -  $        -    $(16,279,725)     $ 39,493   $(13,596,028)

Issuance of Series A
and B Preferred Stock
and common stock                     -         -             -           -           -               -             -              -

Exchange of Series C
Preferred Stock for
Series B Mandatorily
Reedemable Convertible
Preferred Stock             13,609,872     1,361      263,759    6,804.936   6,030,931               -             -      6,296,051

Issuance of common
stock as additional
consideration or
financing arrangements         750,000        75        21,753           -           -               -             -         21,828

Exercise of warrants         2,963,668       297         2,668           -           -               -             -          2,965

Accretion of mandatorily
redeemable convertible               -         -             -           -           -        (268,807)           -        (268,807)
preferred stock

Accrued dividends of
mandatorily redeemable
convertible                          -         -             -           -           -         (577,773)           -       (577,773)
preferred stock

Accrued dividends of
preferred stock equity                                                                         (175,720)           -       (175,720)

Reclassification
of accrued dividends on
shares exchanged for
Series C to liabilities              -         -             -            -           -               -            -              -

Reclassification of Series
B from temporary
equity to liabilities

Expense of common shares
to be issued in
connecetion with
financing arrangements      10,526,635     1,052      234,629            -           -               -            -         235,681

Common stock option expense          -         -      212,901            -           -               -            -         212,901

Unrealized net gain
(loss) on available
for sale securities                  -         -             -           -           -               -      (23,992)        (23,992)

Net income (loss),
six months ended
November 30, 2009                    -         -             -           -           -        (990,191)           -        (990,191)
                           -----------   -------    ----------   ---------  ----------    -------------     -------     -----------
BALANCE,
FEBRUARY 28, 2010          207,533,087   $20,753    $3,361,946   6,804.936  $6,030,931    $(18,292,216)     $15,501     $(8,863,085)
                           ===========   =======    ==========   =========  ==========    =============     =======     ===========

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 28, 2010, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2010. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 14, 2009.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements as of February 28, 2009 to be consistent with the presentation in the Consolidated Financial Statements as of February 28, 2010. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,058,000 and $3,333,000 for the years ended May 31, 2009 and 2008 and has incurred losses of approximately $356,000 and $2,012,000 for the three and nine month periods ended February 28, 2010. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While continued improvement is anticipated as the business plan is more fully implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

During fiscal 2008 and the three month period ended August 31, 2008, the Company completed two rounds of bridge financing totaling an aggregate of $3,500,000 in order to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing. The Company was not able to meet its December 2008 or March 2009 loan amortization payments with respect to this financing and, thus, incurred payment defaults with respect to these obligations. On June 5, 2009 the Company reached agreement with the Holders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. The Holders agreed that the Company may satisfy its obligation to make the Initial Amortization Payments by making additional quarterly payments of $67,185 each, commencing September 10, 2009, (See Note K), and continuing on the payment dates prescribed by the Amortization Schedule for the Promissory Notes and ending on June 10, 2011 (collectively, the "Payments"), it being understood that the Payments shall result in the payment of the principal of and interest on the unpaid portion of the Initial Amortization Payments at the rate of 15.00 % per annum from and after the originally scheduled payment dates. (See Note E). The Company paid the June 10, 2009 Initial Amortization Payment of $224,510 as scheduled but has not met the September 10, 2009, December 10, 2009 or March 10, 2010 payments of $291,702 each. The Company maintains regular contact with the Holders regarding the unpaid payments and has agreed to increase the interest rate by 2.00% (to 17.00%) while payments remain unpaid.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In  February  2010,  the  FASB  issued  Accounting   Standards  Update  2010-09,
"Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements." This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08, "Technical Corrections to Various Topics." This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is effective for interim and annual financial periods ending after February 2010, and has been applied with no material impact on the Company's financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, "Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements." This FASB requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 is effective for interim and annual financial periods beginning after December 2009, and is not expected to have a material impact on the Company's financial statements.

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value". This update includes amendments to Subtopic 820-10 "Fair Value Measurements and Disclosures - Overall" for the fair value measurements of liabilities and provides clarification that in circumstances in which quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after August 26, 2009. The application of this update did not have a material impact on the Company's results of operations or financial position.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162." This SFAS establishes the FASB

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (interim period starting September 1, 2009 for the Company). This SFAS did not have a material impact on the Company's results of operations or financial position.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES

The Company classifies a portion of investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and nine month periods ended February 28, 2010, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on February 28, 2010.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $          812,509  $            18,574  $            3,073  $           828,010
mortgage-backed securities
                                   ------------------- -------------------- ------------------- --------------------
                                   $          812,509  $            18,574  $            3,073  $           828,010
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2009.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $          514,039  $            13,342  $                -  $           527,381
mortgage-backed securities
State and municipal securities(2)             352,816               28,570                   -              381,386
Equity securities(1)                           10,280                    -               2,418                7,862
                                   ------------------- -------------------- ------------------- --------------------
                                    $         877,135  $            41,912  $            2,418   $          916,629
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

(2)All state and municipal securities, totaling $362,033 were sold in December 2009 for a gain of $42,926.

The Company's short-term investments at February 28, 2010 of $552,175 consisted of money-market investment funds.

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity as of February 28, 2010, and as such, they are carried at amortized cost. For the three and nine month periods ended February 28, 2010, there have been no other-than-temporary impairments.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S government agency              $        5,144,900  $           116,131  $           10,594  $         5,250,437
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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S government agency              $        5,085,300  $            79,739  $            7,103  $         5,157,936
mortgage-backed securities
                                   =================== ==================== =================== ====================

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

Fair market values are provided by the Company's independent investment custodians that utilize third-party quotation services for the valuation of the fixed-income investment securities and money-market funds held. The Company's investment custodians are large money-center banks. The Company's equity investments were valued using quoted market prices.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                     February 28, 2010
                                            ---------------------------------------------------------------------
                                                        Fair Value Measurements Using
                                                                                                    Assets At
                                                Level 1           Level 2          Level 3         Fair Value
                                            ----------------- ---------------- ----------------- ----------------
Assets:
Fixed income securities at fair value       $              -  $       828,010  $              -  $       828,010
Short-term investments at fair value                 552,172                -                 -          552,175
                                            ----------------- ---------------- ----------------- ----------------
Total Assets                                $        552,175  $       828,010  $              -  $     1,380,185

                                                                        May 31, 2009
                                            ---------------------------------------------------- ----------------
                                                        Fair Value Measurements Using
                                                                                                    Assets At
                                                Level 1           Level 2          Level 3         Fair Value
                                            ----------------- ---------------- ----------------- ----------------
Assets:
Fixed income securities at fair value       $              -  $       908,766  $              -  $       908,766
Equity securities at fair value                        7,862                -                 -            7,862
Short-term investments at fair value                 387,753                -                 -          387,753
                                            ----------------- ---------------- ----------------- ----------------
Total Assets                                $        395,615  $       908,766  $              -  $     1,304,381

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2009 or at February 28, 2010.

There were no gross realized gains and losses on held-to-maturity securities sold or redeemed by the issuer, pursuant to call features, in the three and nine month periods ended February 28, 2010. On November 25, 2009, the available-for-sale equity investment was sold for $8,182 resulting in a loss of $2,098 for the three month period ending November 30, 2009. In December 2009, all state and municipal securities were sold for $404,958, resulting in a gain of $42,926 and $40,828 for the three and nine month periods ending February 28, 2010, respectively. There were no other gross realized gains or losses on available-for-sale securities for the three and nine month periods ending February 28, 2010.

Gross realized gains and losses on available for sale securities for the three and nine month periods ending February 28, 2009 amounted to $12,511. There were no gross realized gains and losses on held-to-maturity securities, sold or redeemed by the issuer, pursuant to call features, for the three and nine month periods ending February 28, 2009.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE D - OTHER ASSETS

As of February 28, 2010 and May 31, 2009 such balances are comprised of the following:

                                                   November 30,      May 31,
                                                      2009            2009
                                                 -------------- --------------
Advance deposits for professional fees           $       1,311  $       1,311
Mutual fund investment at market                             -          7,862
Prepaid expense and other deposits                      31,961         34,344
                                                 -------------- --------------
                                          Total  $      33,272  $      43,517
                                                 ============== ==============

NOTE E - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY

The Company had the following unsecured notes payable to individuals and a commercial bank as of February 28, 2010 and May 31, 2009 respectively:

                                                     February 28,     May 31,
                                                         2010          2009
                                                   -------------- --------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%           $     482,000  $     380,000

Term note payable; interest rate fixed @ 10.00%          250,000              -
maturing May 31, 2010

Term note payable; interest rate fixed @ 10.00%           75,000              -
maturing May 26, 2010

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below         3,500,000      3,500,000

Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12.00%                             118,048          3,081

Unsecured  term  note  payable  to  commercial
bank in the original amount of $250,000 and
payable in equal monthly payments of $5,738;
interest rate fixed @ 13.25% maturing
January 31, 2012                                         100,232        169,791
                                                   -------------- --------------
                                    Notes payable  $   4,525,280  $   4,052,872
                                                   ============== ==============

In accordance with the terms of the first round bridge-financing of $2.5 million, on March 10, 2008, the holders of such notes were paid accrued interest-to-date and issued 5.00% of the Company's common shares. Holders of the

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three and nine months ended February 28, 2010 and the year ended May 31, 2009, a company owned by a board member provided consulting services. This company provided services totaling $15,525 and $46,575 in the three and nine month periods ended February 28, 2010 and $15,525 and $46,575 in the three and nine month periods ended February 28, 2009. Amounts owed to this company are treated as related party payables in the amounts $111,584 and $75,009 at February 28, 2010 and May 31, 2009.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. The following table summarizes the activity under such arrangement for the three and nine month periods ended February 28, 2010.

                                             Three month        Nine month
                                             period ended      period ended
                                              February,          February,
                                                 2010              2010
                                           ----------------- ------------------

Balance owed, beginning of period          $          3,129  $           3,081
Proceeds from borrowings                            268,773            525,305
Repayments                                        (153,854)          (410,338)
                                           ----------------- ------------------
Balance owed, end of period                $        118,048  $         118,048
                                           ================= ==================


Scheduled maturities and principal payments for each of the next five years ending February 28 are as follows:

2011 (including demand notes)          $      4,481,793
2012                                             43,487
                                       -----------------
                                       $      4,525,280
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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


In the three month period ending February 28, 2010, the Company issued 250,000 shares of the Company's common stock in connection with an existing short term borrowing arrangements totaling $250,000. The shares were valued at approximately $.01101 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $2,753.

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

     4.   Dividends.

          (a)  Dividend  Accrual and Payment.  The holders of the Series C Stock shall be entitled to receive, in preference to the holders of Junior Securities, dividends ("DIVIDENDS") on each outstanding share of Series C Stock at the rate of 8% per annum of the sum of
               (i) the Series C Face Amount plus (ii) an amount equal to any accrued, but unpaid, dividends on such Series C Stock, including for this purpose the exchanged Series B Amount outstanding with respect to such Series C Stock. For purposes hereof, the "SERIES B AMOUNT" means an amount equal to the dividend that would have accrued on such Series C Stock held by such holder from and after the Series B Original Issue Date applicable to such share of Series C Stock, through the Original Issue Date as if such Series C Stock had been issued on such Series B Original Issue Date, less all amounts thereof distributed by the Corporation with respect to such Series C Stock. Dividends shall be payable quarterly in arrears on each January 1, April 1, July 1 and October 1 following the Original Issue Date, or, if any such date is a Saturday, Sunday or legal holiday, then on the next day which is not a Saturday, Sunday or legal holiday (each a
               "DIVIDEND PAYMENT DATE"), as declared by the Board and, if not paid on the Dividend Payment Date, shall accrue. Amounts available for payment of Dividends (including for this purpose the Series B Amount) shall be allocated and paid with respect to

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


               the shares of Series C Preferred and any other Equal Ranking Preferred, FIRST, among the shares of Equal Ranking Preferred pro rata in accordance with the amounts of dividends accruing with respect to such shares at the current Dividend Payment Date, and, THEN, any additional amounts available for distribution in accordance with the accrued, but unpaid, dividends (and the Series B Amount then outstanding) at each prior Dividend Payment Date, in reverse chronological order, with respect to all shares of the Equal Ranking Preferred then outstanding in accordance with amounts accrued, but unpaid. For purposes hereof, the term "SERIES B ORIGINAL ISSUE DATE" shall mean, with respect to any share of Series C Stock issued by the Corporation in exchange for a share of Series B Stock, the date on which the Corporation originally issued such share of Series B Stock.

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

For the period ending November 30, 2009, 6,804.936 shares of Series B Stock were surrendered and exchanged for 6,804.936 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $43,084 and $72,866 for the three-month period ended February 28, 2010. The remaining Series B shares are continuing to be accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the 3 month period ending February 28, 2010.

At February 28, 2010, the Company had issued and outstanding warrants to purchase 10,107,896 shares of common stock.

On December 30, 2005, the Company issued warrants to purchase 45,402,996 shares of common stock in connection with the Series A and B Preferred Stock private placements of which 10,107,896 remain outstanding. The exercise price of the warrants is one-tenth of one cent ($.001) per share. The warrants expire on December 30, 2010. The warrants were valued using the Black-Scholes pricing model. The warrants issued in connection with the Series A Preferred Stock were valued at $.08 per share or $83,043. The warrants issued in connection with the Series B Preferred Stock were valued at $.01 per share or $449,972.

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

On August 20, 2008, the Company entered into a definitive Stock Purchase Agreement (the "Agreement") with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire 100% of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). Such agreement was amended on November 13, 2008 to clarify certain definitions and calculation of the purchase price, in addition to extending until December 31, 2008 the date by which the Company must satisfy the financing condition prior to closing and which after time either party may terminate the Agreement. The Company was unable to provide certification to NICO that the Company had cash available or had existing or committed borrowing facilities ("Financing Certificate") which together were sufficient to enable it to consummate the acquisition of Unione by December 31, 2008. Under the terms of the Agreement, as amended, NICO had the right to terminate the Agreement at its discretion and retain the good faith deposit of $75,000. By letter dated January 15, 2010, NICO exercised this right of termination.

During fiscal year 2009 and 2010, the Company sold shares of Series A Preferred Stock in conjunction with the sale of surety bonds. Pursuant to the terms of the Consent Order dated December 23, 2005 (Consent Order) and the Amended Consent Order dated June 8, 2007 (Amended Consent Order), each with the West Virginia

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Insurance Commissioner (Commissioner) , all money received from the sale of Series A Preferred Stock shall be placed into the surplus accounts of FSC. The monies received from transactions totaling $186,000 were not immediately placed with FSC but were retained by the Company. This action is viewed by the Commissioner to be a violation of the Consent Order and Amended Consent Order. Under the terms of the Amended Consent Order any knowing or intentional violation of the conditions of the Order shall constitute grounds for the Commissioner to issue a Confidential Order immediately suspending FSC from doing business in West Virginia. FSC advised the Commissioner of this violation and no disciplinary action has been taken by the Commissioner although it is still under review. The Company has submitted a plan to correct this violation as expeditiously as possible, and the Commissioner has agreed with this plan. During the nine month period ended February 28, 2010, all unremitted funds have been contributed to FSC by reducing the amounts due to affiliates from FSC.

With respect to the failure by the Company to contribute the proceeds of Series A stock sales to First Surety Corporation in a timely manner, the West Virginia Insurance Commission has proposed and the Company has accepted a penalty assessment of $10,000 payable to the West Virginia Insurance Commission and payment was made on March 12, 2010. Interest of $11,370 payable to First Surety Corporation was remitted as of February 28, 2010 and no further obligation exists in relation to this matter.

In the three-month period ending February 28, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $200,239, based upon the conclusion that none of accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.

As of February 28, 2010, the Company had accrued and withheld approximately $160,000 in Federal payroll taxes and approximately $23,000 in West Virginia payroll withholdings. These amounts have not been remitted and are still payable at April 19, 2010, as well as penalties and interest of approximately $20,000. These amounts are reflected in the accompanying financial statements as accrued expenses, and management intends to pay this obligation as soon as possible.


NOTE H - SEGMENT REPORTING

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                           THREE MONTH PERIOD ENDED
                                                 ---------------------------------------------
                        INDUSTRY SEGMENT            FEBRUARY 28, 2010     FEBRUARY 28, 2009
                        ----------------         --------------------- -----------------------
REVENUES:
 Investment advisory                             $             69,245  $               59,078
 Surety insurance                                             276,393                 256,016
 Corporate                                                          -                       -
                                                 --------------------- -----------------------
 Total revenues                                  $            345,638  $              315,094
                                                 ===================== =======================

NET INCOME (LOSS):
 Investment advisory                             $            115,007  $               (9,134)
 Surety insurance                                             224,616                  91,928
 Corporate                                                   (485,488)               (293,366)
                                                 --------------------- -----------------------
 Total net income (loss)                         $           (145,865) $             (210,572)
                                                 ===================== =======================

                                                            NINE MONTH PERIOD ENDED
                                                 ---------------------------------------------
                        INDUSTRY SEGMENT            FEBRUARY 28, 2010     FEBRUARY 28, 2009
                        ----------------         --------------------- -----------------------
REVENUES:
 Investment advisory                             $            204,203  $              176,640
 Surety insurance                                             842,745                 716,896
 Corporate                                                          -                     851
                                                 --------------------- -----------------------
 Total revenues                                  $          1,046,948  $              894,387
                                                 ===================== =======================

NET INCOME (LOSS):
 Investment advisory                             $             81,586  $             (108,960)
 Surety insurance                                             428,390                 177,645
 Corporate                                                 (1,500,166)             (1,125,518)
                                                 --------------------- -----------------------
 Total net income (loss)                         $           (990,190) $           (1,056,833)
                                                 ===================== =======================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE I - REINSURANCE

On March 23, 2009, the Company announced that FSC has entered into a reinsurance agreement with Lloyd's of London ("Reinsurer") for its coal reclamation surety bonding programs that took effect April 1, 2009. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any April 1. The contract calls for a minimum premium to be paid to the Reinsurer of $490,000 in the first 15 months. At February 28, 2010, the Company had prepaid reinsurance premiums of $157,706 and ceded reinsurance deposited with Reinsurers of $120,289. Additional premiums of approximately $457,000 will be needed in order to generate the approximately $160,000 in ceded premium needed to meet the minimum required to be paid to the Reinsurer. This can be accomplished by writing surety bonds of approximately $16,000,000 before July 1, 2010.
Management feels that the minimum premiums will be written and the ceded premiums collected will exceed the minimum required by the Reinsurer.

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

The effects of reinsurance on premium written and earned for the three month period ended February 28, 2010 are as follows;


                           3 months ended February    3 months ended February
                           28, 2010 -                 28, 2010 -
                           Written                     Earned
                           -------------------------- --------------------------
           Direct          $            311,773       $          253,700
                           -------------------------- --------------------------
           Ceded           $            108,752       $           72,667
                           -------------------------- --------------------------
           Net             $            203,021       $          181,033


The effects of reinsurance on premium written and earned for the nine month period ended February 28, 2010 are as follows;

                           9 months ended February    9 months ended February
                           28, 2010 -                 28, 2010 -
                           Written                     Earned
                           -------------------------- --------------------------
           Direct          $            691,676       $          759,127
                           -------------------------- --------------------------
           Ceded           $            237,538       $          166,946
                           -------------------------- --------------------------
           Net             $            454,138       $          592,181

There was no reinsurance effect on premium written for the three month and nine month periods ended February 28, 2009 due to the reinsurance agreement not being in effect until April 1, 2009. There were no ceded losses for the three month and nine month periods ended February 28, 2010 and 2009.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

NOTE K - SUBSEQUENT EVENTS

Subsequent to February 28, 2010, the Company obtained borrowings of $150,000 from individuals to fund ongoing operations and made no repayments. Such borrowings were obtained under demand or 30-day notes bearing interest at the rate of 10.00% and included the issuance of 300,000 shares of common stock of the Company as additional consideration. Additionally, the Company obtained borrowings of $78,275 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $123,250.

On September 10, 2009, December 10, 2009, and March 10, 2010, the Company became obligated to make principal and interest payments to the holders of the bridge-financing notes of approximately $291,700 each. The Company is currently in default with respect to each payment. Under the terms of such bridge-financing agreements, upon the occurrence of any Event of Default, the holders of said bridge-financing notes have the right to declare, upon written notice to the Company, that the entire principal amount and interest be due and payable immediately.

On March 10, 2010, in accordance with the bridge financing arrangement, the Company issued 6,005,925 shares of common stock to the holders of such notes.

On March 31, 2010, the Company elected to continue to defer payment of dividends on its Series A Preferred stock, Series B Preferred stock, and Series C Preferred stock with such accrued and unpaid quarterly dividends amounting to 29,041, $71,540 and $172,648, respectively. As of March 31, 2010, the accumulated accrued and unpaid dividend on the Series A Preferred stock, Series B Preferred stock, and Series C Preferred stock amounted to $340,261, $1,107,718 and $2,643,993 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2009 and the nine-month period ended February 28, 2010, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for reinsurance and other potential strategic relationships that will accelerate the progression of the Company's business plan, and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 2010

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) for the three-month period ended February 28, 2010 of $355,613 as compared with a loss of $618,951 for the corresponding period ended February 28, 2009.

REVENUES

Revenues from operations for the three-month period ended February 28, 2010 were $345,638 as compared with $314,839 for the corresponding period ended February 28, 2009. The overall increase in revenues is attributable to the continued growth of the surety business of FSC, as well as the sale of securities for a gain.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $62,596 for the three-month period ended February 28, 2010 as compared with $56,101 for the corresponding period ended February 28, 2009. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management. The increase in revenues is attributable to the growth in individually managed accounts as summarized below:

                                                THREE-MONTH PERIOD ENDED
                                                     FEBRUARY 28,
                                                 2010            2009
                                              -------------- ---------------
Individually managed accounts                 $      62,582  $       50,372
Mutual fund                                              14           5,729
                                              -------------- ---------------
                                       Total  $      62,596  $       56,101
                                              ============== ===============

THE JACOBS & COMPANY MUTUAL FUND WAS CLOSED AND LIQUIDATED EFFECTIVE NOVEMBER 30, 2009. SEE "EXPENSES, MUTUAL FUND COSTS," BELOW.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $276,393 for the three-month period ended February 28, 2010 as compared with $243,505 for the corresponding period ended February 28, 2009. Revenues attributable to premium earned, net investment income, net realized investment gains, and commissions earned are as follows:

                                                THREE-MONTH PERIOD ENDED
                                                     FEBRUARY 28,
                                                 2010            2009
                                              -------------- ---------------
Premium earned                                $     181,034  $      166,422
Net investment income                                58,435          76,608
Net realized investment gains                        42,926               -

Commissions earned                                  (6,002)             475
                                              -------------- --------------
                                       Total  $     276,393  $      243,505
                                              ============== ==============

Revenues for this segment of the business are somewhat more seasonable from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the three-month period ended February 28, 2010 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions as well as the average assets held for investment. The decrease in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately
$6.061 million for the three-month period ended February 28, 2009 to approximately $6.61 million for the three-month period ended February 28, 2010, offset by a decrease in investment yield from approximately 5.16% for the three-month period ended February 28, 2009 to approximately 3.95% for the three-month period ended February 28, 2010. Due to releases on coal reclamation bonds written and timing difference in the recording of these transactions, commissions earned resulted in a negative $6,002 for the quarter ended February 28, 2010.

In the three-month period ending February 28, 2010, the Company sold certain available for sale zero-coupon bond municipal securities for $404,958, resulting in a realized gain of $42,926.

GAIN FROM EXTINGUISHMENT OF DEBT

In the three-month period ending February 28, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $200,239, based upon the conclusion that none of accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 28, 2010. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended February 28, 2010 and 2009 amounted to $41,382 and $48,013 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 23% and 29% of earned premium, respectively. The decrease in policy losses and policy losses as a percentage of earned premiums are due to the reserve rate lowering on partially and fully collateralized bonds written after May 2009. These loss ratios have been established with the assistance of consulting actuaries and are continually reviewed and updated based on both industry and Company historical experience.

POLICY ACQUISITION COSTS-

Insurance policy acquisition costs of $60,721 and $35,934 for the three-month periods ended February 28, 2010 and 2009, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 33% and 22% for the periods ended February 28, 2010 and 2009 respectively. This percentage increased due to a higher expense percentage on agent commissions for new premium written, which increased for the quarter, versus renewal premiums.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended February 28, 2010 and 2009 were $289,068 and $310,378 respectively, representing a decrease of $21,310, and were comprised of the following:



                                                                 Three-month Period Ended
                                                                       February 28,
                                                           -------------------------------------
                                                                 2010               2009             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         155,015  $         159,804  $          (4,789)
General office expense                                                28,823             22,298              6,525
Legal and other professional fees and costs                           34,334             46,981            (12,647)
Audit, accounting and related services                                33,237             33,349               (112)
Travel, meals and entertainment                                        8,331             10,489             (2,158)
Other general and administrative                                      29,328             37,457             (8,129)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         289,068  $         310,378  $         (21,310)
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $4,800 and are comprised of the following:

                                                                Three-month Period Ended
                                                                      February 28,
                                                           -------------------------------------
                                                                 2010               2009            Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                         $         128,021  $         147,667  $   $     (19,646)
Commissions                                                           16,995             16,717                278
Stock option expense                                                  39,906              9,847             30,059
Fringe benefits                                                       12,379             13,816             (1,437)
Key-man insurance                                                     12,587             12,224                363
Deferred payroll costs                                              (54,873)           (40,467)            (14,406)
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs  $         155,015  $         159,804   $         (4,789)
                                                           ================== ================== ===================

The decrease in salaries and taxes for the three-month period ended February 28, 2010 as compared to the same period of the previous year was the result of the decrease of two staff positions. The increase in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                      February 28,
                                                           -------------------------------------
                                                                 2010               2009            Difference
                                                           ------------------ ------------------ -------------------
Coal reclamation consulting                                $           4,500  $               -  $           4,500
General corporate services                                            27,321             20,710              6,611
Expansion of surety license to other states                                -              2,000             (2,000)
Acquisition and financing related costs                                2,513             24,271            (21,758)
                                                           ------------------ ------------------ -------------------
                  Total legal and other professional fees  $          34,334  $          46,981  $         (12,647)
                                                           ================== ================== ===================


The increase in general corporate services results primarily from increased review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the three-month period ended February 28, 2009, the Company incurred expense of $2,000 relating to expansion of FSC's surety license to the State of Ohio and other license expansion related services. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $2,513 and $24,271 for the three-month periods ended February 28, 2010 and 2009, respectively. This decrease correlates to a decrease in this area of professional service required.

The decrease in travel, meals and entertainment expense for the three-month period ended February 28, 2010 as compared to the corresponding 2009 period related primarily to additional efforts made by management to reduce expense.

The increase in general office expense for the three-month period ended February 28, 2010 as compared to the corresponding 2009 period related primarily to an increase in taxes recorded in December 2009.

Other general and administrative expense decreased approximately $8,129 for the three-month period ended February 28, 2010 as compared to the corresponding 2009 period. This decrease in general and administrative expense is result management's efforts to curtail its operating costs, as well as the reduction of certain accrued consulting expenses.

MUTUAL FUND COSTS

J&C was the investment advisor to the Jacobs & Company Mutual Fund (the "Fund") until its liquidation and distribution to its shareholders on December 1, 2009. While the Fund was responsible for its own operating expenses, J&C, as the investment advisor, had agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. The cumulative reimbursement due the Fund by J&C as of February 28, 2010 was $54,866.

J&C had no revenue and minimal expenses attributable to the Fund for the period ending February 28, 2010; it had absorbed $11,088 of the Fund's operating expenses during the corresponding period from the previous year.

INTEREST EXPENSE

Interest expense for the three-month period ended February 28, 2010 was $181,995 as compared with $117,022 for the corresponding period ended February 28, 2009. Components of interest expense are comprised of the following:

                                                                  Three-month Period Ended
                                                                        February 28,
                                                           -------------------------------------
                                                                     2010              2009           Difference
                                                           ------------------ ------------------ -------------------

Interest expense on bridge-financing                       $          129,452 $          90,166  $         39,286
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                25,354            10,808            14,546
Interest expense on demand and term notes                              25,833            15,600            10,233
Other finance charges                                                   1,356               448               908
                                                           ------------------ ------------------ -------------------
                                  Total interest expense   $          181,995 $         117,022  $         64,973
                                                           ================== ================== ===================

The increase in interest expense on bridge financing is due to an increase in the interest rate on the bridge loans from 10% to 17% as of September 10, 2009. Interest expense of common shares issued in connection with financing arrangements increased due to the rising number of shares to accrue for bridge loan holders and more stock issued in current quarter than in the corresponding previous year. Interest expense on demand and term notes increased due to increased borrowings.

Accretion and dividends on Series B mandatorily redeemable preferred stock amounted to $43,084 and $72,866 for the quarter ended February 28, 2010. This class of stock is treated as a liability as of November 30, 2009 when the majority was exchanged for Series C equity stock, and therefore the accretion and dividends associated with the Series B after that date are deductions from net income.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended February 28, 2010 and 2009 are as follows:

                                                                Three-month Period Ended
                                                                      February 28,
                                                           -------------------------------------
                                                                 2010               2009            Difference
                                                           ------------------ ------------------ -------------------
Accretion of discount                                      $           4,500  $         143,179  $       (138,679)
Accrued dividends on mandatorily redeemable
  preferred stock                                                     29,528            265,200          (235,672)
Accrued dividends on equity stock                                    175,720                  -           175,720
                                                           ------------------ ------------------ -------------------
                            Total accretion and dividends  $         209,748  $         408,379  $       (198,631)
                                                           ================== ================== ===================

As noted above, the Series B class of stock is treated as a liability as of November 30, 2009 when the majority was exchanged for Series C equity stock, and therefore the accretion and dividends associated with the Series B after that date are deductions from net income and not included in the table above. The decrease in the accretion of discount results from this exclusion of Series B for the quarter as well as the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock. Series C equity stock accrues dividends at the same rate as the Series B it was exchanged for, however it is separated in the table above due to Series C not being mandatorily redeemable.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED FEBRUARY 28, 2010

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) for the nine-month period ended February 28, 2010 of $2,012,490 as compared with a loss of $2,254,788 for the corresponding period ended February 28, 2009.

REVENUES

Revenues from operations for the nine-month period ended February 28, 2010 were $1,046,948 as compared with $893,280 for the corresponding period ended February 28, 2009. The overall increase in revenues is attributable to the continued growth of the surety business of FSC.

INVESTMENT ADVISORY REVENUE

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $193,885 for the nine-month period ended February 28, 2010 as compared with $173,662 for the corresponding period ended February 28, 2009. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The increase in revenues is attributable to the growth in individually managed accounts as summarized below:

                                                   Nine-month Period Ended
                                                         February 28,
                                                    2010              2009
                                              ---------------- -----------------
Individually managed accounts                        $ 182,100         $ 154,912
Mutual fund                                             11,785            18,750
                                              ---------------- -----------------
                                       Total         $ 193,885         $ 173,662
                                              ================ =================


INSURANCE AND INVESTMENT REVENUE

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $842,745 for the nine-month period ended February 28, 2010 as compared with $704,384 for the corresponding period ended February 28, 2009. Revenues attributable to premium earned, net investment income, net realized investment gains, and commissions earned are as follows:

                                                   Nine-month Period Ended
                                                         February 28,
                                                    2010              2009
                                              ----------------  ----------------

Premium earned                                $        592,181  $        474,183
Net investment income                                  201,938           218,451
Net realized investment gain                            42,926                 -
Commissions earned                                       5,700            11,750
                                              ----------------- ----------------
                                       Total  $        842,745  $        704,384
                                              ================= ================

Revenues for this segment of the business are expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium revenue for the nine-month period ended February 28, 2010 in comparison to the corresponding period from the prior year is a result of the addition of new clients to FSC's surety business and increased business from existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The decrease in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $5.885 million for the nine-month period ended February 28, 2009 to approximately $ 6.500 million for the nine-month period ended February 28, 2010, offset by a decrease in investment yield from approximately 5.01% for the nine-month period ended February 28, 2009 to approximately 4.48% for the nine-month period ended February 28, 2010.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 28, 2010. However, "incurred but not reported" (IBNR) policy losses for the nine-month period ended February 28, 2010 and 2009 amounted to $139,068 and $141,046 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. IBNR policy losses were approximately 23% and 30% of earned premium for the nine-month periods ending February 28, 2010 and 2009, respectively. The decrease in policy losses and policy losses as a percentage of earned premiums are due to the reserve rate lowering on partially and fully collateralized bonds written after May 2009. These loss ratios have been established with the assistance of consulting actuaries and are continually reviewed and updated based on both industry and Company historical experience.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $185,640 and $114,947 for the nine-month periods ended February 28, 2010 and 2009, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 31% and 24% for the periods ended February 28, 2010 and 2009 respectively. This percentage increased due to a higher expense percentage on agent commissions for new premium written, which increased for the nine-month period, versus renewal premiums.

GENERAL AND ADMINISTRATIVE COSTS

General and administrative expenses for the nine-month periods ended February 28, 2010 and 2009 were $1,022,642 and $1,249,042 respectively, representing a decrease of $266,400, and were comprised of the following:


                                                                 Nine-month Period Ended
                                                                       February 28,
                                                           -------------------------------------
                                                                 2010               2009             Difference
                                                           ------------------ ------------------ -------------------

Salaries and related costs                                 $         572,888  $         498,797  $           74,091
General office expense                                                86,230             80,686               5,544
Legal and other professional fees and costs                          137,445            413,806            (276,361)
Audit, accounting and related services                                81,763             83,204              (1,441)
Travel, meals and entertainment                                       36,539             44,868              (8,329)
Other general and administrative                                     107,777            127,681             (19,904)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $       1,022,642  $       1,249,042  $         (226,400)
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $74,000 and are comprised of the following:

                                                                 Nine-month Period Ended
                                                                      February 28,
                                                           -------------------------------------
                                                                 2010               2009            Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                         $         380,158  $         443,828  $          (63,670)
Commissions                                                           32,264             23,403               8,861
Stock option expense                                                 212,901             36,829             176,072
Fringe benefits                                                       39,765             47,936              (8,171)
Key-man life insurance                                                42,844             42,576                 268
Deferred policy acquisition costs                                   (135,044)           (95,775)            (39,269)
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs  $         572,888  $         498,797  $           74,091
                                                           ================== ================== ===================


Decreases in salaries and taxes paid for the nine-month period ended February 28, 2010 as compared to the same period the previous year was a result in the decrease of two staff positions. The increase in commissions is attributable to the increase in insurance business written in the nine-month period ended February 28, 2010. The increase in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                 Nine-month Period Ended
                                                                      February 28,
                                                           -------------------------------------
                                                                 2010               2009            Difference
                                                           ------------------ ------------------ -------------------
Coal reclamation consulting                                $           9,750  $               -  $            9,750
General corporate services                                            64,486             44,417              20,069
Expansion of surety license to other states                              344             61,982             (61,638)
Acquisition and financing related costs                               62,862            307,407            (244,542)
                                                           ------------------ ------------------ -------------------
                  Total legal and other professional fees  $         137,445  $         413,806  $         (276,361)
                                                           ================== ================== ===================

The increase in general corporate services results primarily from increased review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the nine-month period ended February 28, 2009, the Company incurred expense of $61,982 relating to expansion of FSC's surety license to the State of Ohio and other license expansion related services. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $62,862 and $307,407 for the nine-month periods ended February 28, 2010 and 2009, respectively. This decrease correlates to a decrease in this area of professional service required.

MUTUAL FUND COSTS

J&C was the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). The Fund was initially established by J&C to provide the ability to manage smaller accounts in a more efficient and diversified manner and provide an investment vehicle that would fit within the Company's broader business plan of issuing smaller bonds under its collateralized surety programs. The delays incurred by the Company in accomplishing a financing that would make possible the full implementation of the Company's business plan coupled with the Fund's lackluster performance during the interim period contributed to a gradual decline in assets and the fixed cost maintenance of the Fund was a significant expense to the Company. The Fund's independent Board of Trustees had determined that unless the Fund experienced a significant growth in assets it would be necessary to liquidate the Fund. Growth in assets was not accomplished. As a result, the Board of Trustees directed the liquidation of the Fund's assets in November and the distribution of the proceeds to the Fund's shareholders on December 1, 2009.

While the Fund was responsible for its own operating expenses, J&C, as the investment advisor, had agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, J&C absorbed $75,037 of the Fund's operating expenses during the nine-month period ended February 28, 2010 as compared to $84,428 for corresponding period from the previous year. Due to the Fund's liquidation, there was no revenues and minimal expenses attributable to the fund subsequent to December 1, 2009. The cumulative reimbursement due the Fund by J&C as of February 28, 2010 was $54,866.

INTEREST EXPENSE

Interest expense for the nine-month period ended February 28, 2010 was $691,093 as compared with $352,031 for the corresponding period ended February 28, 2009. Components of interest expense are comprised of the following:


                                                                    Nine-month Period Ended
                                                                          February 28,
                                                               -----------------------------------
                                                                     2010              2009           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $        355,663  $        266,186  $         89,477
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                 263,546            42,637           220,909
Interest expense on demand and term notes                                66,891            39,404            27,486
Other finance charges                                                     4,994             3,804             1,190
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        691,093  $        352,031  $        339,062
                                                               ================= ================= =================

The increase in interest expense on bridge financing is due to an increase in the interest rate on the bridge loans from 10% to 17% as of September 10, 2009. The increase in the expense of common shares issued (or to be issued) for the nine-month period ended February 28, 2010 as compared to the corresponding period of the previous year was largely attributable to the issuance of common stock on June 5, 2009 in relation to the agreement with the bridge loan holders. Interest expense demand and term notes increased due to increased borrowings.

Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $43,084 and $72,866 for the nine-month period ended February 28, 2010. This class of stock is treated as a liability as of November 30, 2009 when the majority was exchanged for Series C equity stock, and therefore the accretion and dividends associated with the Series B after that date are deductions from net income.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for nine-month periods ended February 28, 2010 and 2009 are as follows:

                                                                    Nine-month Period Ended
                                                                         February 28,
                                                               -----------------------------------
                                                                    2010               2009            Difference
                                                               ----------------- ----------------- -----------------
Accretion of discount                                          $     268,808     $      422,095    $      (153,287)
Accrued dividends on mandatorily redeemable
preferred stock                                                      577,772            775,860           (198,088)
Accrued dividends on equity stock                                    175,720                  -            175,720
                                                               ----------------- ----------------- -----------------
                            Total accretion and dividends      $   1,022,300     $    1,197,955    $      (175,655)
                                                               ================= ================= =================

As noted above, the Series B class of stock is treated as a liability as of November 30, 2009 when the majority was exchanged for Series C equity stock, and therefore the accretion and dividends associated with the Series B after that date are deductions from net income and not included in the table above. The decrease in the accretion of discount results from this exclusion of Series B for the quarter as well as the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock. Series C equity stock accrues dividends at the same rate as the Series B it was exchanged for, however it is separated in the table above due to Series C not being mandatorily redeemable.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of February 28, 2010.

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

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced significant losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $3,058,000 and $3,333,000 for the fiscal years ended May 31, 2009 and 2008, respectively, and a loss of approximately $356,000 for the three-month period ended February 28, 2010. The Company continues to face significant working capital deficiencies and cash flow concerns. The Company netted approximately $79,000 in cash flow from operating activities for the three-month period ended February 28, 2010. Gain on debt extinguishment had no impact on increased cash flow from operations. Despite increased revenue and the continued decline of operating expenses, the Company still has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock dividend obligation, certain payroll taxes and withholdings from 2009, and to cure its defaults in certain quarterly payments due its bridge-financing lenders (see Note E in the accompanying unaudited consolidated condensed financial statements). A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. While management expects revenue growth and profitability and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that the Company will continue to be cash constrained until FSC is able to develop a more substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Of the Company's investments and cash of $6,671,108 as of February 28, 2010, $6,615,056 is restricted to FSC. Furthermore, additional capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.

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

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is cash flow positive, the use of its assets and profits have continued to be restricted to its stand-alone operation by the regulatory authority. And while growth of the FSC business continues to provide additional cash flow to the Company's other subsidiaries, J&C and Triangle Surety, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company's exposure to the subprime mortgage risk is minimal due to its investment in mortgage-backed securities having been limited to only those securities backed by the United States government (i.e. Government National Mortgage Association or GNMA securities). Prior to December 2009, the Company also held municipal obligations that have been fully defeased through the purchase of Resolution Funding Corporation ("REFCORP") strips that have been placed in escrow and provide the means for the bond repayment. REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to provide funds to the Resolution Trust Corporation ("RTC") in order to help resolve the Savings and Loan failures. REFCORP operates as a United States Treasury agency under the direction of the RTC Oversight Board, whose chair is the secretary of the United States Treasury, and its obligations are ultimately backed by the United States government.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.


ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

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

Effective July 1, 2008, management implemented changes in the processing of transactions to remediate the inadequate segregation of duties weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of February 28, 2010, were effective. Accordingly, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of February 28, 2010, were ineffective. Management continues to monitor changes made in fiscal 2008 and 2009 and will continue to implement improvements. Other changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of February 28, 2010 and May 31, 2009 and the results of its operations and cash flows for the three month period ended February 28, 2010 and 2009 in conformity with U.S. generally accepted accounting principals (GAAP).



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

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

In the three month period ended November 30, 2009, the Company issued 5,354,624 shares of the Company's common stock (See Note E) in connection with the bridge financing arrangement. The shares were valued at approximately $.0146 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $78,177. Such costs have been expensed over the nine-month period prior to the issuance of the common shares.

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

The Certificate of Designations, Powers, Preferences and Rights of Series C Preferred Stock adopted by the Board of Directors of the Company on December 8, 2009, is set forth as Exhibit 4.3; and the Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005, is set forth as Exhibit 4.2.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $875,106.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

3.1   Company's Articles of Incorporation (1)
3.2   Company's By-laws (1)
3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.3   Certificate of the Designations, Powers, Preferences and Rights of Series C Preferred Stock of Jacobs Financial Group (7)
10.1  Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2) (4)
10.2  Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated
      August 20, 2008 (5) (6)
31.1  Certification  of Chief  Executive  Officer  and Chief  Financial  Officer pursuant to Rule 13a-146.1  promulgated under the Securities  Exchange Act of 1934
32.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1  Form of Subscription Agreement and Promissory Note  (Bridge-financing) (3)
-------------

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


Date: April 19, 2010                  JACOBS FINANCIAL GROUP, INC.
                                --------------------------------------------
                                             (Registrant)
                             By:
                                /s/John M. Jacobs
                                --------------------------------------------
                                John M. Jacobs, President