Form 10-Q/A
period 2009-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2010-05-27
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2009

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
               --------------------------------------------------
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended November 30, 2009, as initially filed with the Securities and Exchange Commission on January 19, 2010. This Amendment is being filed to correct an error in the reporting of accrued but unpaid (and undeclared) dividends. These accrued but unpaid (and undeclared) dividends relate to the Series B Shares exchanged (i.e., the Series B Amount) that were carried over to Series C shares, and had initially been reported as liabilities. The Company has now determined that the Series B amount, like the subsequent accrued but unpaid (and undeclared) dividends on the Series C Shares of the Series C Face Amount should be included with the underlying Series C Preferred Stock in the equity section of the balance sheet incident to the recapitalization.

Except for the aforementioned corrections, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on January 19, 2010. This Amendment does not reflect events occurring after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events. Except as described above, all other information included in the Original Filing remains unchanged.


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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                            NOVEMBER 30,     MAY 31, 2009
                                                                                2009
                                                                           --------------   --------------
                                                                             (RESTATED)
ASSETS

INVESTMENTS AND CASH:

Bonds available for sale, at market value                                  $    913,593     $     908,766
(amortized cost - 11/30/09 $843,580; 05/31/09 $866,855)
Mortgage-back securities held to maturity, at amortized costs                 5,025,387         5,085,300
(market value - 11/30/09 $5,159,953; 05/31/09 $5,157,936)
Short-term investments, at cost (approximates market value)                     365,070           387,753
Cash                                                                            246,686            80,038
                                                                           --------------   --------------
                           TOTAL INVESTMENTS AND CASH                         6,550,736         6,461,857

Investment income due and accrued                                                27,487            28,124
Premiums and other accounts receivable                                           93,861            61,184
Prepaid reinsurance premium                                                     121,621            87,114
Funds deposited with Reinsurers                                                  79,040                 -
Deferred policy acquisition costs                                               104,879           143,173
Furniture and equipment, net of accumulated depreciation of
 $138,938 and $133,493 respectively                                              17,725            23,169
Other assets                                                                     29,288            43,517
Intangible assets                                                               150,000           150,000
                                                                           --------------   --------------
                                         TOTAL ASSETS                      $  7,174,637       $ 6,998,138
                                                                           ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                       $    530,344     $     432,658
Reserve for unearned premiums                                                   405,270           530,795
Accrued expenses and professional fees payable                                  515,784           470,099
Accounts payable                                                                383,080           268,066
Related party payable                                                           101,059            75,009
Demand note payable to related party                                              3,129             3,081
Notes payable                                                                 4,439,445         4,049,791
Accrued interest payable                                                        332,860           303,914
Ceded reinsurance payable                                                             -            92,173
Other liabilities                                                               163,338            78,470
SERIES B PREFERRED STOCK                                                      3,584,243                 -
                                                                           --------------   --------------
                                    TOTAL LIABILITIES                        10,458,552         6,304,056

Series A Preferred Stock, $.0001 Par value per share;
1 million shares authorized; 2,675 and 2,665 shares issued
and outstanding at November 30, 2009 and May 31, 2009, respectively;
stated liquidation value of $1,000 per share                                  2,936,744         2,860,670
Series B Preferred Stock, $.0001 par value per share; 3,136.405 and 9,941.341 shares authorized at November 30, 2009 and May 31, 2009, respectively; 2,817.004 and 9,621.940 shares issued and outstanding at
November 30, 2009 and May 31, 2009, respectively; stated liquidation
value of $1,000 per share                                                             -        11,429,440
                                                                           --------------   --------------
                TOTAL  MANDATORILY  REDEEMABLE  PREFERRED  STOCK              2,936,744        14,290,110

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Common  stock,  $.0001  par value per  share;  490  million  shares authorized; 207,283,087 and  179,682,912 shares issued and outstanding
at November 30, 2009 and May 31, 2009,  respectively                             20,728            17,968

Additional paid in capital                                                    3,298,650         2,626,236

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized; 6,804.936 and 0 shares issued and  outstanding at
November 30, 2009 and May 31, 2009,  respectively;  stated liquidation
value of $1,000 per share; includes $2,295,624 accrued Series C dividends     8,326,555                 -
Accumulated deficit                                                         (17,936,604)      (16,279,725)
Accumulated other comprehensive  income (loss)                                   70,012            39,493

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (6,220,658)      (13,596,028)
                                                                           --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $  7,174,638     $   6,998,138
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


















                             See accompanying notes
                                      F-3

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

                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2009 (RESTATED)


                          SERIES A                 SERIES B
                   MANDATORILY REDEEMABLE    MANDATORILY REDEEMABLE
                                                  CONVERTIBLE
                      PREFERRED STOCK           PREFERRED STOCK
                     SHARES      AMOUNT        SHARES      AMOUNT
                     -------  -----------    ---------   -----------
BALANCE,
AUGUST 31, 2009       2,675   $ 2,902,070    9,621.940  $ 11,816,899

Issuance of
Series A and
B Preferred
Stock and
common stock              -             -            -             -

Issuance of
common stock
as additional
consideration
for financing
arrangements              -             -            -             -

Exercise of
warrants                  -             -            -             -

Accretion of
mandatorily
redeemable
convertible
preferred stock           -         4,440            -       111,567

Accrued
dividends of
mandatorily
redeemable
convertible
preferred
stock                     -        30,234            -       247,452

Exchange of
Series C
Preferred Stock
for Series B
Mandatorily
Reedemable
Convertible
Preferred Stock           -             -   (6,804.936)   (8,591,675)

Reclassification
of Series B
from temporary
equity to
liabilities               -             -   (2,817.004)   (3,584,243)

Expense of
common shares
to be issued
in connecetion
with financing
arrangements              -             -            -             -

Common stock
option expense            -             -            -             -

Unrealized net
gain on available
for sale securities       -             -            -             -

Net income (loss),
three month period
ended
November 30, 2009         -             -            -             -
                     -------  -----------    ---------   -----------
BALANCE,
NOVEMBER 30, 2009     2,675   $ 2,936,744            -   $         -
                     -------  -----------    ---------   -----------

                                                                (CONTINUED)

                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2009 (RESTATED)(CONTINUED)

                        ------------------------------------------------------------------------------------------------------
                                                              STOCKHOLDERS' EQUITY (DEFICIT)
                        ------------------------------------------------------------------------------------------------------
                                      COMMON STOCK              SERIES C PREFERRED
                                      ------------              ------------------                  ACCUMULATED
                                                 ADDITIONAL                                           OTHER
                                                  PAID-IN                  AMOUNT     ACCUMULATED  COMPREHENSIVE
                           SHARES     AMOUNT      CAPITAL      SHARES     AND APIC     DEFICIT     INCOME (LOSS)     TOTAL
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
BALANCE,
AUGUST 31, 2009         187,150,178  $ 18,715   $ 2,990,061          -     $     -  $(17,222,667)     $ 44,914   $(14,168,977)

Issuance of
Series A and
B Preferred
Stock and
common stock                      -         -             -                                    -             -              -

Issuance of
common stock
as additional
consideration
or financing
arrangements                      -         -             -                                    -             -              -

Exercise of
warrants                  1,168,395       117         1,052                                    -             -          1,169

Accretion of
mandatorily
redeemable
convertible
preferred stock                   -         -             -                             (116,007)            -       (116,007)

Accrued
dividends of
mandatorily
redeemable
convertible
preferred
stock                             -         -             -                             (277,686)            -       (277,686)

Exchange of
Series C
Preferred Stock
for Series B
Mandatorily
Reedemable
Convertible
Preferred Stock          13,609,872     1,361       263,759  6,804.936   8,326,555             -             -      8,591,675

Reclassification
of Series B
from temporary
equity to
liabilities

Expense of
common shares
to be issued
in connecetion
with financing
arrangements              5,354,642       535         9,673                                    -            -          10,208

Common stock
option expense                    -         -        34,105                                    -            -          34,105

Unrealized net
gain on available
for sale securities               -         -             -                                    -       25,098          25,098

Net income (loss),
three month period
ended
November 30, 2009                 -         -             -          -           -      (320,244)           -        (320,244)
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
BALANCE,
NOVEMBER 30, 2009       207,283,087   $20,728    $3,298,650  6,804.936  $ 8,326,555  $(17,936,604)     $70,012     $(6,220,659)
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
                        ------------------------------------------------------------------------------------------------------

                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2009 (RESTATED)


                          SERIES A                 SERIES B
                   MANDATORILY REDEEMABLE    MANDATORILY REDEEMABLE
                                                  CONVERTIBLE
                      PREFERRED STOCK           PREFERRED STOCK
                     SHARES      AMOUNT        SHARES      AMOUNT
                     -------  -----------    ---------   -----------
BALANCE,
MAY 31, 2009          2,665   $ 2,860,670    9,621.940  $ 11,429,440

Issuance of
Series A and
B Preferred
Stock and
common stock             10        10,000            -             -

Issuance of
common stock
as additional
consideration
for financing
arrangements              -             -            -             -

Exercise of
warrants                  -             -            -             -

Accretion of
mandatorily
redeemable
convertible
preferred stock           -         8,820            -       255,487

Accrued
dividends of
mandatorily
redeemable
convertible
preferred
stock                     -        57,254            -       490,991

Exchange of
Series C
Preferred Stock
for Series B
Mandatorily
Reedemable
Convertible
Preferred Stock           -             -   (6,804.936)   (8,591,675)

Reclassification
of Series B
from temporary
equity to
liabilities               -             -   (2,817.004)   (3,584,243)

Expense of
common shares
to be issued
in connecetion
with financing
arrangements              -             -            -             -

Common stock
option expense            -             -            -             -

Unrealized net
gain on available
for sale securities       -             -            -             -

Net income (loss),
six months
ended
November 30, 2009         -             -            -             -
                     -------  -----------    ---------   -----------
BALANCE,
NOVEMBER 30, 2009     2,675   $ 2,936,744            -   $         -
                     -------  -----------    ---------   -----------

                                                                (CONTINUED)

                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2009 (RESTATED)(CONTINUED)

                        ------------------------------------------------------------------------------------------------------
                                                              STOCKHOLDERS' EQUITY (DEFICIT)
                        ------------------------------------------------------------------------------------------------------
                                      COMMON STOCK              SERIES C PREFERRED
                                      ------------              ------------------                  ACCUMULATED
                                                 ADDITIONAL                                           OTHER
                                                  PAID-IN                  AMOUNT     ACCUMULATED  COMPREHENSIVE
                           SHARES     AMOUNT      CAPITAL      SHARES     AND APIC     DEFICIT     INCOME (LOSS)     TOTAL
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
BALANCE,
MAY 31, 2009            179,682,912  $ 17,968   $ 2,626,236          -     $     -  $(16,279,725)     $ 39,493   $(13,596,028)

Issuance of
Series A and
B Preferred
Stock and
common stock                      -         -             -          -           -             -             -              -

Issuance of
common stock
as additional
consideration
f or financing
arrangements                500,000        50        19,025          -           -             -             -         19,075

Exercise of
warrants                  2,963,668       297         2,668          -           -             -             -          2,965

Accretion of
mandatorily
redeemable
convertible
preferred stock                   -         -             -          -           -      (264,307)            -       (264,307)

Accrued
dividends of
mandatorily
redeemable
convertible
preferred
stock                             -         -             -          -           -      (548,245)            -       (548,245)

Exchange of
Series C
Preferred Stock
for Series B
Mandatorily
Reedemable
Convertible
Preferred Stock          13,609,872     1,361       263,759  6,804.936   8,326,555             -             -      8,591,675

Reclassification
of Series B
from temporary
equity to
liabilities                       -         -             -          -           -             -            -               -

Expense of
common shares
to be issued
in connecetion
with financing
arrangements             10,526,635     1,052       213,967          -           -             -            -         215,019

Common stock
option expense                    -         -       172,995                                    -            -         172,995

Unrealized net
gain on available                                                    -           -
for sale securities               -         -             -                                    -       30,519          30,519

Net income (loss),
six months period
ended
November 30, 2009                 -         -             -          -           -      (844,327)           -        (844,327)
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
BALANCE,
NOVEMBER 30, 2009       207,283,087   $20,728    $3,298,650  6,804.936  $8,326,555  $(17,936,604)     $70,012     $(6,220,659)
                        -----------   -------    ----------  ---------  ----------  -------------     -------     ------------
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

CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The previously issued financial statements have been restated to correct an error in the reporting of accrued but unpaid (and undeclared) dividends on the Series B shares that were exchanged for Series C shares. These dividends amounting to $2,295,624 were originally recorded as a liability and are restated to correctly classify them to the equity section of the balance sheet. This correction had no effect on the net income or cash flows of the Company.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Series C Shares issued in the Recapitalization have the same 8.0% per annum compounding dividend preference and carry over from the Series B Shares the same accrued but unpaid dividends. While dividends had never been declared on the Series B shares, they had been accrued, increasing the dividend preference and the redemption price and liquidity preference of such shares and increasing the liability represented thereby based upon the Series B Shares fixed maturity date. The accrued (but undeclared) dividends associated with the Series C exchange amounted to $2,295,624 and are included in the total amount exchanged for Series C Shares. Unlike the Series B Shares with their fixed maturity date, the Series C Shares are permanent equity, with accruing dividends only increasing the preference amount that must be satisfied before junior securities may participate in dividends or on liquidation. Accordingly, the effect of the accrual of dividends with respect to the Series C Shares on the Company's balance sheet is to increase the aggregate claim of the Series C Shares on the equity of the corporation and to increase the deficit in common equity, while having no effect on the net equity of the corporation as a whole. The entitlement of the Series C Shares to a priority in relation to junior securities with respect to dividends and on liquidation does not create an obligation to the Company and therefore no liability is recorded until the dividends are declared by the Board of the Company. The Series C Shares are pari passu with the Corporation's Series A Preferred Stock and Series B Shares (to the extent any remain outstanding following the Recapitalization) and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Preferred while dividends are in arrears. In addition, the Series C Shares are convertible into Common Shares of JFG at the option of the holders at a conversion price of $0.10 per Share. The Series C Shares may be redeemed by the Corporation, at its option, when it is in a financial position to do so.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The effects of reinsurance on premium written and earned for the three month period ended November 30, 2009 are as follows:

                            3 months ended              3 months ended
                           November 30, 2009 -        November 30, 2009 -
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

The effects of reinsurance on premium written and earned for the six month period ended November 30, 2009 are as follows:

                             6 months ended                6 months ended
                           November 30, 2009 -           November 30, 2009 -
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


NOTE K - SUBSEQUENT EVENTS

Subsequent events have been evaluated through January 19, 2010, the original date these financial statements were issued. Subsequent to November 30, 2009, the Company obtained borrowings of $60,000 from individuals to fund ongoing operations and made repayments of $90,000. Such borrowings were obtained under demand or 30-day notes bearing interest at the rate of 8.00%. Additionally, the Company obtained borrowings of $104,176 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $85,325.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended November 30, 2009 and 2008 were $327,712 and $402,725 respectively, representing a decrease of $75,013, and were comprised of the following:

                                                                 Three-month Period Ended
                                                                       November 30,
                                                           ------------------ ------------------
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
                                                           ================== ================== ===================


Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $11,500 and are comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009               2008            Difference
                                                          ------------------- ------------------ -------------------
Salaries and taxes                                        $          125,377  $         144,958  $         (19,581)
Commissions                                                            3,937              1,379              2,558
Stock option expense                                                  34,105             13,491             20,614
Fringe benefits                                                       14,824             17,104             (2,280)
Key-man insurance                                                     19,038             18,128                910
Deferred payroll costs                                               (12,654)           (21,929)             9,275
                                                          ------------------- ------------------ -------------------
                         Total salaries and related costs $          184,627  $         173,131  $          11,496
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

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009               2008            Difference
                                                          ------------------- ------------------ -------------------
General corporate services                                $           29,046  $          8,291   $          20,755
Expansion of surety license to other states                              344            25,574             (25,230)
Acquisition and financing related costs                                1,396            80,674             (79,278)
                                                          ------------------- ------------------ -------------------
                  Total legal and other professional fees $           30,786  $        114,539   $         (83,753)
                                                          =================== ================== ===================


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

INTEREST EXPENSE

Interest expense for the three-month period ended November 30, 2009 was $181,815 as compared with $116,231 for the corresponding period ended November 30, 2008. Components of interest expense are comprised of the following:

                                                                           Three-month Period Ended
                                                                                 November 30,
                                                                     ---------------- --------------------
                                                                          2009               2008             Difference
                                                                     ---------------- -------------------- -----------------
Interest expense on bridge-financing                                 $       142,301  $            87,022  $         55,279
Expense of common shares issued or to be issued in connection with
bridge financing and other arrangements                                       12,222               12,935              (713)
Interest expense on demand and term notes                                     24,858               14,124            10,734
Other finance charges                                                          2,434                2,150               284
                                                                     ---------------- -------------------- -----------------
                                             Total interest expense  $       181,815  $           116,231  $         65,584
                                                                     ================ ==================== =================

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

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended November 30, 2009 and 2008 are as follows:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009               2008            Difference
                                                          ------------------- ------------------- ------------------
Accretion of discount                                     $          116,007  $         140,683   $        (24,676)
Accrued dividends                                                    277,686            259,594             18,092
                                                          ------------------- ------------------- ------------------
                            Total accretion and dividends $          393,693  $         400,277   $         (6,584)
                                                          =================== =================== ==================


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

                                                    Six-month Period Ended
                                                         November 30,
                                                         ------------
                                                    2009              2008
                                              ----------------- ----------------

Individually managed accounts                 $        119,517  $        104,539
Mutual fund                                             11,771            13,022
                                              ----------------- ----------------
                                       Total  $        131,288  $        117,561
                                              ================= ================

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $566,353 for the six-month period ended November 30, 2009 as compared with $460,880 for the corresponding period ended November 30, 2008. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                    Six-month Period Ended
                                                         November 30,
                                                         ------------
                                                    2009              2008
                                                    ----              ----

Premium earned                                $        411,148  $        307,762
Net investment income                                  143,503           141,843
Commissions earned                                      11,702            11,275
                                              ----------------- ----------------
                                       Total  $        566,353  $        460,880
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

POLICY ACQUISITION COSTS

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six-month periods ended November 30, 2009 and 2008 were $728,325 and $938,664 respectively, representing a decrease of $210,339, and were comprised of the following:

                                                                  Six-month Period Ended
                                                                       November 30,
                                                           -------------------------------------
                                                                 2009               2008             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         417,845  $         339,042  $         78,803
General office expense                                                57,407             58,424            (1,017)
Legal and other professional fees and costs                           97,861            366,826          (268,965)
Audit, accounting and related services                                48,526             49,855            (1,329)
Travel, meals and entertainment                                       28,236             34,329            (6,093)
Other general and administrative                                      78,450             90,188           (11,738)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         728,325  $         938,664  $       (210,339)
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $79,000 and are comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009               2008            Difference
                                                          ------------------- ------------------ -------------------
Salaries and taxes                                        $          252,137  $         296,160  $         (44,023)
Commissions                                                           15,269              6,686              8,583
Stock option expense                                                 172,995             26,982            146,013
Fringe benefits                                                       27,386             34,121             (6,735)
Key-man life insurance                                                30,257             30,352                (95)
Deferred policy acquisition costs                                    (80,199)           (55,259)           (24,940)
                                                          ------------------- ------------------ -------------------
                         Total salaries and related costs $          417,845  $         339,042  $          78,803
                                                          =================== ================== ===================


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

Legal and other professional fees and costs were comprised of the following:

                                                                Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2009               2008            Difference
                                                          ------------------- ------------------- ------------------
General corporate services                                $           37,165  $          22,454   $        14,711
Expansion of surety license to other states                              344             61,236           (60,892)
Acquisition and financing related costs                               60,352            283,136          (222,784)
                                                          ------------------- ------------------- ------------------
                  Total legal and other professional fees $           97,861  $         366,826   $      (268,965)
                                                          =================== =================== ==================

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

INTEREST EXPENSE

Interest expense for the six-month period ended November 30, 2009 was $509,099 as compared with $235,009 for the corresponding period ended November 30, 2008. Components of interest expense are comprised of the following:

                                                                     Six-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                     2009              2008           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $         26,212  $        170,906  $         55,306
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                 238,192            36,943           201,249
Interest expense on demand and term notes                                41,057            23,804            17,253
Other finance charges                                                     3,638             3,356               282
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        509,099  $        235,009  $        274,090
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

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for six-month periods ended November 30, 2009 and 2008 are as follows:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                         --------------------------------------
                                                                 2009               2008            Difference
                                                          ------------------- ------------------- ------------------
Accretion of discount                                     $          264,308  $         278,916   $        (14,608)
Accrued dividends                                                    548,245            510,660             37,585
                                                          ------------------- ------------------- ------------------
                            Total accretion and dividends $          812,553  $         789,576   $         22,977
                                                          =================== =================== ==================

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1   Company's Articles of Incorporation (1)
3.2   Company's By-laws (1)
3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.3   Certificate of the Designations, Powers, Preferences and Rights of Series C Preferred Stock of Jacobs Financial Group (7)
10.1  Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2) (4)
10.2  Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated
      August 20, 2008 (5) (6)
31.1  Certification  of Chief  Executive  Officer  and Chief  Financial  Officer pursuant to Rule 13a-146.1  promulgated under the
      Securities Exchange Act of 1934
32.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1  Form of Subscription Agreement and Promissory Note  (Bridge-financing) (3)
--------------------------------------------------------------------------------------------------------------------
      (1)   Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
      (2)   Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
      (3)   Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008
      (4)   Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008
      (5)   Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008
      (6)   Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008
      (7)   Incorporated by reference to the Company's Current Report on form 8-K dated December 14, 2009

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 27, 2010                     JACOBS FINANCIAL GROUP, INC.
                            ----------------------------------------------------
                                              (Registrant)
                         By:
                            /s/John M. Jacobs
                            ----------------------------------------------------
                            John M. Jacobs, President