Form 10-Q/A
period 2010-02-28
JACOBS FINANCIAL GROUP, INC.
filed 2010-05-27
CIK 857501

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 as initially filed with the Securities and Exchange Commission on April 19, 2010. This Amendment is being filed to correct an error in the reporting of accrued but unpaid (and undeclared) dividends. These accrued but unpaid (and undeclared) dividends relate to the Series B Shares exchanged (i.e., the Series B Amount) that were carried over to Series C shares, and had initially been reported as liabilities. The Company has determined that the Series B amount, like the subsequent accrued but unpaid (and undeclared) dividends on the Series C Shares of the Series C Face Amount should be included with the underlying Series C Preferred Stock in the equity section of the balance sheet incident to the recapitalization.

Except for the aforementioned corrections, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on April 19, 2010. This Amendment does not reflect events occurring after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events. Except as described above, all other information included in the Original Filing remains unchanged.


PART I-- FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                         Page
                                                                       ---------

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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                            FEBRUARY 28, 2010      MAY 31, 2009
                                                                                           -------------------   -----------------
ASSETS                                                                                          (RESTATED)

INVESTMENTS AND CASH:
 Bonds available for sale, at market value                                                 $        828,010      $       908,766
  (amortized cost - 2/28/10 $812,509; 05/31/09 $866,855)
 Mortgage-back securities held to maturity, at amortized costs                                    5,144,900            5,085,300
  (market value - 2/28/10 $5,250,437; 05/31/09 $5,157,936)
 Short-term investments, at cost (approximates market value)                                        552,175              387,753
 Cash                                                                                               146,023               80,038
                                                                                           -------------------   -----------------
                           TOTAL INVESTMENTS AND CASH                                             6,671,109            6,461,857

 Investment income due and accrued                                                                   29,630               28,124
 Premiums and other accounts receivable                                                             102,686               61,184
 Prepaid reinsurance premium                                                                        157,706               87,114
 Funds deposited with Reinsurers                                                                    120,289                    -
 Deferred policy acquisition costs                                                                  105,169              143,173
 Furniture and equipment, net of accumulated depreciation of $141,439 and
   $133,493, respectively                                                                            19,624               23,169
 Other assets                                                                                        33,272               43,517
 Intangible assets                                                                                  150,000              150,000
                                                                                           -------------------   -----------------
                                         TOTAL ASSETS                                      $      7,389,484      $     6,998,138
                                                                                           ===================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Reserve for losses and loss expenses                                                      $        571,726      $       432,658
 Reserve for unearned premiums                                                                      463,343              530,795
 Accrued expenses and professional fees payable                                                     549,189              470,099
 Accounts payable                                                                                   187,320              268,066
 Related party payable                                                                              111,584               75,009
 Demand note payable to related party                                                               118,048                3,081
 Notes payable                                                                                    4,407,232            4,049,791
 Accrued interest payable                                                                           478,199              303,914
 Ceded reinsurance payable                                                                                -               92,173
 Other liabilities                                                                                  223,619               78,470

SERIES B PREFERRED STOCK, $.0001 PAR VALUE PER SHARE; 3,136.405 SHARES AUTHORIZED;
2,817.004 SHARES ISSUED AND OUTSTANDING AT FEBRUARY 28, 2010 AND MAY 31, 2009;
STATED LIQUIDATION VALUE OF $1,000 PER SHARE                                                      3,700,193                    -
                                                                                           -------------------   -----------------
                                TOTAL  LIABILITIES                                               10,810,453            6,304,056

SERIES A PREFERRED STOCK, $.0001 PAR VALUE PER SHARE; 1 MILLION SHARES AUTHORIZED;
2,675 AND 2,665 SHARES ISSUED AND OUTSTANDING AT FEBRUARY 28, 2010 AND MAY 31, 2009,
RESPECTIVELY; STATED LIQUIDATION VALUE OF $1,000 PER SHARE                                        2,970,772            2,860,670

SERIES B PREFERRED STOCK, $.0001 PAR VALUE PER SHARE; 3,136.405 SHARES AUTHORIZED;
2,817.004 SHARES ISSUED AND OUTSTANDING AT FEBRUARY 28, 2010 AND MAY 31, 2009; STATED
LIQUIDATION VALUE OF $1,000 PER SHARE                                                                     -           11,429,440
                                                                                           -------------------   -----------------
         TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                                             2,970,772           14,290,110

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value per share; 490 million shares authorized; 207,533,087 and 179,682,912 shares issued and outstanding at February 28, 2010 and May 31, 2009,
 respectively                                                                                         20,753               17,968
Additional paid in capital                                                                        3,361,946            2,626,236
Series C Preferred Stock, $.0001 par value per share; 10,000 shares authorized;
 6,804.936 shares issued and outstanding at February 28, 2010 and May 31, 2009,
 respectively; includes $2,471,344 accrued Series C dividends                                     8,502,275                    -
Accumulated deficit                                                                             (18,292,216)         (16,279,725)
Accumulated other comprehensive income (loss)                                                        15,501               39,493

                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (6,391,741)         (13,596,028)
                                                                                           -------------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $      7,389,484      $     6,998,138
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

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2010 (RESTATED)

                                                       SERIES A                 SERIES B
                                                MANDATORILY REDEEMABLE    MANDATORILY REDEEMABLE
                                                                               CONVERTIBLE
                                                   PREFERRED STOCK           PREFERRED STOCK
                                                  SHARES      AMOUNT        SHARES      AMOUNT
                                                  -------  -----------    ---------   -----------
BALANCE, NOVEMBER 30, 2009                          2,675  $  2,936,744           -  $          -

Issuance of Series A and
B Preferred Stock and
common stock                                           -             -            -             -

Issuance of common stock
as additional consideration
for financing arrangements                             -             -            -             -

Exercise of warrants

Accretion of Series A
mandatorily redeemable
convertible preferred stock                            -         4,500            -             -

Accrued dividends of
Series A mandatorily
redeemable convertible
preferred stock                                        -        29,528            -             -

Exchange of Series C
Preferred Stock for Series B
Mandatorily Reedemable
Convertible Preferred Stock                            -             -            -             -

Reclassification of Series B
from temporary equity to
liabilities                                                                       -             -

Expense of common shares
to be issued in connection
with financing arrangements                            -             -            -             -

Common stock option expense                            -             -            -             -

Unrealized net gain (loss)
on available for sale securities                       -             -            -             -

Net income (loss), three month period
ended February 28, 2010                                -             -            -             -
                                                  -------  -----------    ---------   -----------
BALANCE, FEBRUARY 28, 2010                         2,675   $ 2,970,772            -   $         -
                                                  =======  ===========    =========   ===========

                                                                (CONTINUED)
                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2010 (RESTATED) (CONTINUED)

                                      ---------------------------------------------------------------------------------------------
                                                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                      ---------------------------------------------------------------------------------------------
                                                 COMMON STOCK            SERIES C PREFERRED
                                                 ------------            ------------------                 ACCUMULATED
                                                            ADDITIONAL                                        OTHER
                                                             PAID-IN                AMOUNT     ACCUMULATED COMPREHENSIVE
                                         SHARES    AMOUNT    CAPITAL     SHARES    AND APIC     DEFICIT    INCOME (LOSS)   TOTAL
                                      -----------  -------  ---------- --------- ----------  -------------   -------   ------------
BALANCE, NOVEMBER 30, 2009            207,283,087 $ 20,728 $ 3,298,650 6,804.936 $8,326,555  $(17,936,604)   $ 70,012  $(6,220,659)

Issuance of Series A and
B Preferred Stock and                           -        -           -                                  -           -            -
common stock

Issuance of common stock
as additional consideration
for financing arrangements                250,000       25       2,728                                   -          -        2,753

Exercise of warrants                                                                                                             -

Accretion of Series A
mandatorily redeemable
convertible preferred stock                     -        -           -                             (4,500)         -        (4,500)

Accrued dividends of
Series A mandatorily
redeemable convertible
preferred stock                                 -        -           -                            (29,528)         -       (29,528)

Exchange of Series C
Preferred Stock for Series B
Mandatorily Reedemable
Convertible Preferred Stock                     -        -           -             175,720       (175,720)         -             -

Reclassification of Series  B
from temporary equity to
liabilities

Expense of common shares
to be issued in connecetion
with financing arrangements                     -        -      20,662                                  -          -        20,662

Common stock option expense                     -        -      39,906                                  -          -        39,906

Unrealized net gain (loss)
on available for sale securities                -        -           -                                  -    (54,511)      (54,511)

Net income (loss), three month
period ended February 28, 2010                  -        -           -         -          -      (145,864)         -      (145,864)
                                      -----------  -------  ---------- --------- ----------  -------------   -------   -----------

BALANCE, FEBRUARY 28, 2010            207,533,087  $20,753  $3,361,946 6,804.936 $8,502,275  $(18,292,216)   $15,501   $(6,391,741)
                                      ===========  =======  ========== ========= ==========  =============   =======   ===========

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2010 (RESTATED)


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
                                        =========  ============  ============ =============

                                                                (CONTINUED)
                             See accompanying notes

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2010 (RESTATED) (CONTINUED)
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
preferred stock

Exchange of Series C
Preferred Stock for
Series B Mandatorily
Reedemable Convertible
Preferred Stock             13,609,872     1,361      263,759    6,804.936   8,502,275         (175,720)           -      8,591,675

Reclassification of Series
B from temporary
equity to liabilities                -         -             -           -           -               -             -              -

Expense of common shares
to be issued in
connecetion with
financing arrangements      10,526,635     1,052      234,629            -           -               -            -         235,681

Common stock option expense          -         -      212,901            -           -               -            -         212,901

Unrealized net gain
(loss) on available
for sale securities                  -         -             -           -           -               -      (23,992)        (23,992)

Net income (loss),
six months ended
November 30, 2009                    -         -             -           -           -        (990,191)           -        (990,191)
                           -----------   -------    ----------   ---------  ----------    -------------     -------     -----------
BALANCE,
FEBRUARY 28, 2010          207,533,087   $20,753    $3,361,946   6,804.936  $8,502,275    $(18,292,216)     $15,501     $(6,391,741)
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

CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The previously issued financial statements have been restated to correct an error in the reporting of accrued but unpaid (and undeclared) dividends on the Series B shares that were exchanged for Series C shares. These dividends amounting to $2,471,344 were originally recorded as a liability and are restated to correctly classify them to the equity section of the balance sheet. This correction had no effect on the net income or cash flows of the Company.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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