Form 10-K
period 2010-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2010-09-13
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2010

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
          ------------------------------------------------------------
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


               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

               Yes[ ]                              No[X]

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

               Yes[ ]                              No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of November 30, 2009: $849,861 (207,283,086 shares at $.0041 /
share)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 222,072,297 shares of common stock as of September 13, 2010.

                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----
           PART I

Item 1     Business                                                          4
Item 1A    Risk Factors                                                      5
Item 2     Properties                                                        5
Item 3     Legal Proceedings                                                 5
Item 4     Submission of Matters to a Vote of Security Holders               5

           PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 6
Item 6     Selected Financial Data                                           8
Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             8
Item 7A    Quantitative and Qualitative Disclosures About Market Risk        19
Item 8     Financial Statements and Supplementary Data                       20
Item 9     Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                              21
Item 9A(T) Controls and Procedures                                           21
Item 9B    Other Information                                                 22

           PART III

Item 10    Directors, Executive Officers and Corporate Governance            23
Item 11    Executive Compensation                                            25
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   28
Item 13    Certain Relationships and Related Transactions and Director
           Independence                                                      31
Item 14    Principal Accounting Fees and Services                            32

           PART IV

Item 15    Exhibits, Financial Statement Schedules                           33

PART I
------

Item 1. BUSINESS
----------------

The predecessor of Jacobs Financial Group, Inc. (the "Registrant", "JFG" or the "Company"), NELX, Inc., was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1993 the Company changed its name to NELX, Inc. On or about December 29, 2005, NELX was merged with and into its newly-formed wholly-owned subsidiary, JFG, a Delaware corporation. JFG survived the merger as the Registrant. The merger effected a change in the Registrant's name, a change in the state of incorporation of the Registrant from Kansas to Delaware, and amendments to the Articles of Incorporation and Bylaws of the Registrant. The Company holds four wholly owned subsidiaries, FS Investments, Inc. ("FSI"), Jacobs & Company ("Jacobs & Co."), First Surety Corporation ("FSC") and Crystal Mountain Water, Inc. ("CMW").

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

Jacobs & Co., incorporated in 1988 in West Virginia, is a SEC registered investment advisory firm whose executive offices are located in Charleston, West Virginia. Jacobs & Co. provides fee based investment advisory services to institutions, companies and individuals. In June 2001, the Jacobs & Company Mutual Fund (the "Fund") was organized as a series of the Advisors Series Trust. On June 27, 2005, the Fund was reorganized as a series of Northern Lights Fund Trust. The Fund's assets were liquidated in November 2009 and distribution of proceeds to the Fund's shareholders was made on December 1, 2009.

On December 31, 2005 the Company acquired the former West Virginia Fire and Casualty Company (WVFC), subsequently renamed First Surety Corporation (FSC), from The Celina Mutual Insurance Company (Celina). The acquisition consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines being offered by WVFC were not insurance lines that new ownership intended to pursue. FSC is a West Virginia domiciled property and casualty company with licenses (multi-line) in West Virginia, Indiana and Ohio, targeting primarily coal and oil & gas industry surety markets in the Eastern United States. In 2006, the Company was licensed for the surety line of business in West Virginia. In 2008, the Company's license for surety was expanded to include Ohio, however no policies were written in Ohio in 2008.

CMW has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas.

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of seven (7) full-time employees.

Item 1A.RISK FACTORS
--------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

Item 2. PROPERTIES
------------------

Through its wholly-owned subsidiary, CMW, the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $180 per month with automatic options to extend the leasehold through October 2026. CMW has the right to cancel the lease upon sixty
(60) days written notice at any time. The property is presently not being actively explored or developed. During the 2002 fiscal year, management evaluated the lease and determined the development was not currently feasible. Accordingly, the Company recorded an impairment of $116,661 to its investment in the lease. Opportunities will continue to be explored as they arise with respect to the development or sale of the leasehold interest. The stock of CMW has been pledged to a group of lenders as collateral (See Item 7 "Bridge-financing, Commitments and Material Agreements").

Item 3. LEGAL PROCEEDINGS
-------------------------

None


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Three new members have been appointed to the JFG Board of Directors since the last annual meeting, held in December 2005, and will serve until the next called meeting of shareholders which is not yet scheduled. Mr. Fred Ferguson, a board member of the Company and FSC, died on May 21, 2010. The vacancy on the Company's board remains unfilled.

PART II
-------

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
--------------------------------------------------------------------------------

The Company's common stock is traded in the over-the-counter market under the symbol JFGI (OTC Bulletin Board Symbol). The table below sets forth the high and low price information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.


                                           HIGH             LOW
                                           ----             ---

FISCAL YEAR ENDED MAY 31, 2010

         4th Quarter                       .012            .003
         3rd Quarter                       .015            .005
         2nd Quarter                       .026            .006
         1st Quarter                       .04             .003


FISCAL YEAR ENDED MAY 31, 2009

         4th Quarter                       .045            .001
         3rd Quarter                       .01             .003
         2nd Quarter                       .01             .003
         1st Quarter                       .01             .003



As of May 31, 2010, there were approximately 899 holders of record of the Company's common stock.

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

As of May 31, 2010, shares of the Company's common stock authorized for issuance under the Registrant's 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------- -------------------------- ----------------------
Number of Shares to be Issued     Weighted-Average          Number of Shares
      Upon Exercise of            Exercise Price of        Remaining Available
     Outstanding Options         Outstanding Options       For Future Issuance
----------------------------- -------------------------- ----------------------
         32,600,000                    .05822                   2,400,000
----------------------------- -------------------------- ----------------------

There are no other equity compensation plans not approved by stockholders of the Company.

UNREGISTERED SALES OF EQUITY SECURITIES

In the year ended May 31, 2010, 10 shares of Series A Preferred Stock were issued pursuant to ongoing bonding programs of FSC in exchange for cash in the amount of $10,000.

The Certificate of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1.

In the year ended May 31, 2010, 6,804.936 shares of Series C Preferred Stock and 13,609,872 Common shares were issued in a private placement to holders of the Company's Series B Preferred Stock that elected to exchange their Series B Preferred stock.

The Certificate of Designations, Powers, Preferences and Rights of Series C Preferred Stock adopted by the Board of Directors of the Company on October 29, 2009 is set forth as Exhibit 4.3.

In the year ended May 31, 2010, 1,675,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short term borrowings. 2,963,668 common shares were issued to holders exercising the company's warrants. 16,532,559 common shares were issued to the Bridge lenders. Subsequent to May 31, 2010, 1,395,000 common shares have been issued in private placements to various individuals pursuant to short term borrowings and 6,213,285 common shares were issued to the Bridge lenders.

The Registrant's Common Shares are issued under the restrictions of Rule 144 and bear a legend to that effect.

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

Item 6. SELECTED FINANCIAL DATA
-------------------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2010, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging reinsurance and other potential strategic relationships that will accelerate the progression of the Company's business plan, and, raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation (FSC), to facilitate entry into other state markets.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED MAY 31, 2010

RESULTS OF OPERATIONS

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) of $2,713,193 in fiscal 2010 as compared with a loss (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of $3,057,687 in fiscal 2009. While total revenues increased from approximately $1,194,000 in fiscal 2009 to approximately $1,372,000 in fiscal 2010, total operating expenses decreased from approximately $2,039,000 in fiscal 2009 to approximately $1,830,000 in fiscal 2010, resulting in a decrease in the loss from operations of approximately $386,000.

The increase in revenues is largely attributable to new business acquired by FSC and increased investment holdings and the gain on sales of investments of FSC. The decrease in expenses is attributable to decreased general and administrative expense related to reduction in professional legal fees incurred in the Company's pending acquisition agreements and ongoing efforts to raise additional capital to expand its business and penetrate new markets.

Interest expense increased from approximately $605,000 in fiscal 2009 to approximately $957,000 in fiscal 2010. This was mainly due to additional borrowings incurred in relation to the Company's efforts to raise additional capital financing and to provide financing of current operations, as well as the increased expense of common shares issued in connection with bridge loans and other financing arrangements, and the higher interest rate on bridge loans due to the forbearance agreement.

In the twelve-month period ending May 31, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $200,240 based upon the conclusion that none of the accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.

CAPITAL RESOURCES AND FINANCIAL CONDITION

MANDATORILY REDEEMABLE PREFERRED STOCK

In conjunction with the acquisition of FSC at December 31, 2005, a restructuring of the Company's financing was accomplished through the private placement of 350 shares of Series A Preferred stock and 3,980 shares of Series B Preferred stock, each accompanied by warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000. $2,860,000 was used in the acquisition and funding of the insurance subsidiary, with the remaining funds used to pay expenses attributable to the acquisition and the funding of on-going operations. Additionally, approximately $3,668,000 of indebtedness of the Company was converted into preferred stock and warrants reducing the Company's borrowings under short-term financing arrangements to approximately $167,000 as of December 30, 2005.

The Series A designation was designed for issuance to principals desiring surety bonds under FSC's partially collateralized bonding programs. As designed, proceeds from the sale of Series A preferred stock is down-streamed to FSC to increase its capital and insurance capacity, although to the extent that proceeds from the sale of Series B preferred shares was used in the initial acquisition and funding of FSC, the Company was allowed to use such proceeds to redeem Series B preferred stock (Company option to redeem) or for funding of on-going operations. Effective June 1, 2007, the Company agreed to the requirement of the West Virginia Insurance Department to downstream all future proceeds from sales of Series A preferred stock in order to increase capital and reserves of the insurance subsidiary to more substantial levels.

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

The Series B designation was designed for issuance to investors in JFG and contains both conversion rights to common stock and redemption features. Each share of the Series B preferred stock is convertible, at the option of the holder, into 1,000 shares of JFG common stock and can be converted at any time. Additionally, the Series B preferred stock can be redeemed, at the option of the holder, at full-face value plus accrued and unpaid cumulative dividends, commencing with the fifth (5th) anniversary of the original issue date. The Company has the option to redeem the Series B preferred shares at any time after the first (1st) anniversary of the original issue date, subject to the holder choosing to exercise conversion privileges prior to the stated redemption date. Management's ability to execute its business plan and increase the market value of its common stock will largely determine whether the Series B preferred shares are converted to common shares or eventually redeemed.

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

In November 2009, as a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matures at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Board deemed it advisable to designate a Series C Preferred Stock, with 10,000 authorized shares. The Recapitalization consisted of the exchange of 6,804.936 Series B Shares for a combination of Series C Shares and Common Stock Shares. For each Series B Share, the participating holder received (i) one Series C Share and (ii) 2,000 shares of JFG Common Stock. The accumulated dividend rights and preferences associated with the Series B Shares transferred undiminished to the corresponding Series C Shares. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and is considered permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. The carrying value of the Series B Preferred Shares that did not convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. The remaining Series B shares are continuing to be accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. The recorded values of the Series A preferred stock is being increased to their stated liquidation values using the interest method over a period of five years and such amounts are categorized as accretion of mandatorily redeemable preferred stock in the consolidated statement of operations.

The Series A designation is entitled to receive cumulative dividends at the rate of 4.00% per annum and the Series B and Series C designations are entitled to receive cumulative dividends at the rate of 8.00% per annum, with the Series A, B and C designations having equal ranking and preference as to dividends and liquidation rights and in priority to the Company's common stockholders. The accrued (but undeclared) dividends associated with the Series C exchange amounted to $2,295,624 and are included in the total amount exchanged for Series C Shares.

Unlike the Series B Shares with their fixed maturity date, the Series C Shares are permanent equity, with accruing dividends only increasing the preference amount that must be satisfied before junior securities may participate in dividends or on liquidation. Accordingly, the effect of the accrual of dividends with respect to the Series C Shares on the Company's balance sheet is to increase the aggregate claim of the Series C Shares on the equity of the corporation and to increase the deficit in common equity, while having no effect on the net equity of the corporation as a whole. The entitlement of the Series C Shares to a priority in relation to junior securities with respect to dividends and on liquidation does not create an obligation by the Company and therefore no liability is recorded until the dividends are declared by the Board of the Company. The Series C Shares are pari passu with the Series A Shares and Series B Shares and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Shares while dividends are in arrears. At this time, management has chosen to defer payment of dividends to the holders of the Series A, B and C Preferred Shares until the Company has sufficient cash flow from operations to service the obligation.

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

Beginning in fiscal 2008 and completed during the first quarter of fiscal 2009, the Company obtained two rounds of bridge financing totaling an aggregate of $3,500,000. The purpose of the financing was to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing and, in addition, to increase the capital surplus of FSC to make possible the reactivation of FSC's surety license in the state of Ohio. The terms of the bridge-financing arrangement provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and because such a qualified equity offering was not consummated by September 10, 2008, accrued interest-to-date was payable, and quarterly installments of principal and interest became payable over five years commencing in December 2008. The interest rates on such notes were fixed at 10.00%. Payments due December 2008 and March 2009 were not made by the Company as scheduled, but a forbearance agreement was subsequently entered into with the bridge lenders on June 5, 2009, modifying payment terms to cure the default (including increasing the interest rate on the loans to 17%), issuing additional common stock to the loan holders, and pledging the stock of the Company's subsidiary, CMW, as security for repayment of the loans. The modification required the Company to pay interest of $224,515 on june 10, 2009 and increase the quarterly payments by $67,185 (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. Although the Company has failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans. To date, none of the bridge lenders has elected to pursue legal remedies.

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

RESTRICTIONS ON USE OF ASSETS

Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. Accordingly, cash, marketable investments, and other receivables held by FSC are restricted from use to fund operations or meet cash needs outside of the insurance company's domain. As of May 31, 2010, such assets amounted to approximately $6.96 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

INVESTMENTS

Management believes the Company has the ability to hold all fixed income securities to maturity. However, during the current fiscal year, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company reclassified all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income.

INSURANCE PREMIUMS

Insurance premiums are recognized as revenue ratably over the term of the related policies in proportion to the insurance protection provided. Premium revenues are net of amounts ceded to reinsurers. Unearned premiums represent the portion of premiums written, before ceded reinsurance which is shown as an asset, applicable to the unexpired terms of policies in force determined on a pro rata basis.

Insurance premium receivables are presented net of an estimated allowance for doubtful accounts, which is based on a periodic evaluation of the aging and collectability of premium receivables.

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, consisting of commissions, premium taxes and other underwriting expenses which vary with, and are primarily related to, the production of business, are deferred and amortized as a charge to income as the related premiums are earned. The Company periodically tests that deferred policy acquisition costs are recoverable based on the expected profitability embedded in the reserve for unearned premium. If the expected profitability is less than the balance of deferred policy acquisition costs, a charge to income is taken and the deferred policy acquisition cost balance is reduced to the amount determined to be recoverable. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of May 31, 2010.

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

In establishing its reserves for losses and loss adjustment expense, management continually reviews its exposure to loss based on reports provided in conjunction with the periodic monitoring and inspections performed along with industry averages and historical experience. Management has estimated such losses based on industry experience, adjusted for factors that are unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.

LIQUIDITY AND GOING CONCERN

The Company has experienced operating losses (after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) of approximately $2,713,000 and $3,058,000 for the fiscal years ended May 31, 2010 and 2009, respectively. Despite increased revenue and the continued decline of operating expenses, the Company has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock dividend obligation, certain payroll taxes and withholdings from 2009, and to cure its defaults in certain quarterly payments due its bridge-financing lenders. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled FSC to write more bonds and of greater size for its coal reclamation bonding clients. Management expects this reinsurance arrangement to continue FSC's expansion of market share and to result in increased cash flow for each of the Company's operating subsidiaries.

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

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2010 WITH 2009

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) of $2,713,193 in fiscal 2010 as compared with a loss of $3,057,687 (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) in fiscal 2009.

REVENUES

Revenues in fiscal 2010 amounted to $1,371,783 as compared with $1,194,077 in fiscal 2009. The increase in revenues is largely attributable to new business acquired by FSC and increased investment holdings of FSC and gains on sales of those investment holdings.

Revenue from the investment management segment, net of advisory referral fees, was $262,635 in fiscal 2010 as compared with $233,297 in fiscal 2009, representing an increase of $29,337. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from year to year with any large fluctuations being attributable to the growth or loss of assets under management. The increase in revenues is primarily attributable to growth in individually managed funds...

Revenue from the surety insurance segment, consisting of FSC and TSA, was $1,095,213 for fiscal 2010 as compared with $957,067 for fiscal 2009. Revenues attributable to the insurance segment are as follows:

                                                 Year Ended May 31,
                                                2010            2009
                                          --------------- ---------------

   Premiums and commissions               $   780,808       $ 660,222
   Net investment income                      273,577         288,747
   Net realized investment gains               40,828           8,098
                                          --------------- ---------------

                                   Total  $ 1,095,213       $ 957,067
                                          =============== ===============

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Whereas, commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be somewhat more "seasonable" from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. Commission income for the year ending 2010 was $11,900 compared to $13,349 for 2009. Investment income is expected to remain relatively consistent from period to period, but can fluctuate based on interest rates, market conditions, growth or loss of business, and investment funds expended in the payment of claims.

The increase in revenues reflected above is attributable to increased surety business that has been secured in fiscal 2010. Gross premium written in fiscal 2010 amounted to $1,114,197 as compared to $905,519 and is reflective of the growth experienced in this segment of the business for the comparable periods. However, net premium written (written premium less deductions ceded reinsurance) in fiscal 2010 amounted to $728,938 as compared with $813,345 in fiscal 2009, due to a full year of ceded premium in 2010 compared to 2 months in 2009. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.

FSC's investment holdings in fiscal 2010 averaged $6.553 million as compared with $5.986 million for fiscal 2009, with investment yields decreasing slightly from 5.0% to 4.1%.

EXPENSES

Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC. Incurred policy losses for fiscal 2010 have been recorded as $178,531 or 23.2% of earned premium as compared to $186,007 or 28.5% of earned premium for fiscal 2009. IBNR loss estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. As of May 31, 2010 FSC has not received any claims for losses on any bonds underwritten since business began in 2006, therefore its actuaries have approved reducing the percentage of premiums reserved for IBNR due to this historical pattern.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2010 such costs amounted to $249,478 or 32.4% of earned premium as compared with $152,964 or 23.5% in fiscal 2009. The increase of $96,514 in expenses is attributable to costs associated to the increase in gross premium written, while the increase as a percentage is attributable to reduced net premium earned after ceding of premium to reinsurers.

General and administrative expenses for fiscal 2010 were $1,316,211 as compared with $1,564,224 for fiscal 2009, representing a decrease of $248,013 and are comprised of the following:


                                     Year Ended May 31,
                                                         2010              2009         Difference
                                                    ---------------- ----------------- ------------
Salaries and related costs                          $     710,750    $     550,646     $    160,104
General office expense                                    111,203          103,830            7,373
Legal and other professional fees                         171,535          486,878         (315,343)
Audit, accounting and related services                    110,431          126,359          (15.928)
Travel, meals and entertainment                            49,214           58,589           (9,375)
Other general and administrative                          163,078          237,922          (74,844)
                                                    ---------------- ----------------- -------------
                  Total general and administrative  $   1,316,211    $   1,564,224     $   (248,013)
                                                    ================ ================= =============

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $160,104 and are comprised of the following:

                                     Year Ended May 31,
                                                          2010               2009             Difference
                                                    ------------------ ------------------  ---------------
Salaries and wages                                   $     469,341      $     528,699      $      (59,358)
Commissions                                                 44,374             26,131              18,243
Payroll taxes                                               42,372             45,262              (2,890)
Stock option expense                                       251,631             11,462             240,169
Fringe benefits                                             54,027             63,531              (9,504)
Key-man life insurance                                      54,994             57,522              (2,528)
Deferred policy acquisition costs                         (205,989)          (181,961)            (24,028)
                                                    ------------------ ------------------ ----------------
                  Total salaries and related costs   $     710,750      $     550,646      $      160,104
                                                    ================== ================== ================

Decreases in salaries and wages relate to decreased staff and lower salary for staff replaced during the last month of 2009. The increase in stock option expense is attributable to the awarding of 10,000,000 shares of incentive stock options on June 30, 2009. Group health benefits decreased slightly due to less employees being covered in 2010. Commissions increase due to a large number of new bonds being written in 2010.

The decrease in legal and professional fees of $315,343 is due to fewer resources expended in 2010 in the areas of acquisition and expansion.

Other less significant decreases were experienced in audit, travel and other general administrative expenses categories in fiscal 2010 as compared to fiscal 2009, also due to fewer resources expended in acquisition efforts.

Jacobs & Co. was the investment advisor to the Jacobs & Company Mutual Fund (the "Fund"). The Fund was initially established by Jacobs & Co. to provide the ability to manage smaller accounts in a more efficient and diversified manner and provide an investment vehicle that would fit within the Company's broader business plan of issuing smaller bonds under its collateralized surety programs. The delays incurred by the Company in accomplishing a financing that would make possible the full implementation of the Company's business plan coupled with the

Fund's lackluster performance during the interim period contributed to a gradual decline in assets and the fixed cost maintenance of the Fund was a significant expense to the Company. The Fund's independent Board of Trustees had determined that unless the Fund experienced a significant growth in assets it would be necessary to liquidate the Fund. Growth in assets was not accomplished. As a result, the Board of Trustees directed the liquidation of the Fund's assets in November and the distribution of the proceeds to the Fund's shareholders on December 1, 2009.

While the Fund was responsible for its own operating expenses, Jacobs & Co., as the investment advisor, had agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, Jacobs & Co. absorbed $75,038 of the Fund's operating expenses in 2010 as compared to $122,758 in 2009. Due to the Fund's liquidation, there were no revenues and minimal expenses attributable to the fund subsequent to December 1, 2009. The cumulative reimbursement due the Fund by J&C as of May 31, 2010 was $54,866.

GAIN ON EXTINGUISHMENT OF DEBT

During the year ended May 31, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $200,240, based upon the conclusion that none of accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense for fiscal 2010 was $956,973 as compared with $605,045 in fiscal 2009. The increase in interest expense is primarily attributable to the bridge-financing arrangement forbearance agreement and increased debt and stock issued as incentive for debt in 2010. Components of interest expense are comprised of the following:

                                                                      Year Ended May 31,
                                                                   2010               2009           Difference
                                                            ------------------ ------------------ --------------
Interest expense on bridge financing                        $     583,829      $     349,016      $    234,813
Expense of common shares issued or to be issued in
connection with bridge financing arrangements                     233,683            149,738            83,945
Expense of common shares issued or to be issued in
connection with issued debt                                        28,275             14,733            13,542
Interest expense on demand and term notes                         102,046             77,460            24,586
Other finance charges                                               9,140             14,098            (4,958)
                                                           ------------------ ------------------ ---------------
                                   Total interest expense  $      956,973     $      605,045     $     351,928
                                                           ================== ================== ===============

PREFERRED STOCK ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount and accrued but unpaid dividends on preferred stock as follows:

                                                    Year Ended May 31,
                                                  2010              2009
                                             ----------------- ----------------
Accretion of discount                        $     273,369     $     567,811
Accrued dividends - mandatorily redeemable
 preferred stock                                   607,706         1,041,499
Accrued dividends - equity preferred stock         374,662                 -
                                             ----------------- ----------------

                                             $   1,255,737     $   1,609,310
                                             ================= ================

The Series B class of stock is treated as a liability as of November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, accretion of $86,932 and dividends of $155,708 associated with the Series B after that date are deductions from net income and not included in the table above. The decrease in the accretion of discount results from this exclusion of Series B subsequent to November 30, 2009 as well as the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock. Series C equity stock accrues dividends at the same rate as the Series B it was exchanged for, however it is separated in the table above due to Series C not being mandatorily redeemable. Series C does not accrete.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The following financial statements are included herein in response to Item 8:

                                                                        Page
                                                                 ---------------
Table of Contents                                                        F-1

Report of Independent Registered Public Accounting Firm                  F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                              F-3
Consolidated Statements of Operations                                    F-4
Consolidated Statements of Comprehensive Income (Loss)                   F-5
Consolidated Statements of Cash Flows                                    F-6
Consolidated Statements of Mandatorily Redeemable Preferred
 Stock and Stockholders' Equity (Deficit)                                F-7
Notes to Consolidated Financial Statements                               F-10

SCHEDULES

Schedule I - Summary of Investments - Other than Investments
 in Related Parties                                                      F-39

Schedule II - Condensed Financial Information of Registrant              F-40

Schedule III - Supplementary Insurance Information                       F-42

Schedule IV - Supplementary Insurance Information - Reinsurance          F-43

Schedule VI - Supplemental  Information                                  F-44

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

In connection with the audits for the years ended May 31, 2010 and May 31, 2009, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by JFG's management, with the participation of JFG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of JFG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of May 31, 2010, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2010, JFG's disclosure controls and procedures were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG's financial condition as of May 31, 2010 and 2009, and the results of its operations and cash flows for the years ended May 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principals (GAAP).

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

JFG management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2010. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2010. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

Changes are to be considered as additional financial resources and accounting staff become available. Management believes that overall controls over financial reporting are in place, but may not, at this time, be sufficient to effectively mitigate this material weakness.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to exemption rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


Item 9B. OTHER INFORMATION
--------------------------

None

PART III
--------

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE
---------------------------------------------------------------

The directors and executive officers of the Company, their ages and positions are as follows:

          NAME                   AGE                      POSITION
-------------------------       -----         -------------------------------
     John M. Jacobs               56          President and CEO/CFO, Director
     C. David Thomas              57                      Director
     Mario J. Marra               56                      Director
  Bradley W. Tuckwiller           57                      Director
    Eric D. Ridenour              38                      Director
    Robert J. Kenney              63                   Vice President


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

MARIO J. MARRA

Mr. Marra holds a Masters in Business Administration from the University of Findlay and is the production supervisor for the Bridgeport WV facility of a multinational aerospace and building industries company where he has been employed since 1986. Mr. Marra joined the JFG board in June 2009.

BRADLEY W. TUCKWILLER

Mr. Tuckwiller is a licensed resident insurance agent in West Virginia. Mr. Tuckwiller served in various bank management and credit administration capacities for a small regional bank based in West Virginia from 1977 through

2001, concluding as Executive Vice President. Mr. Tuckwiller is the owner of a consulting firm, providing assistance in financial and regulatory compliance matters. He has served as a Director of Jacobs and Company since January 2008, Director of First Surety Corporation since June 2010 and Director of JFG since June 2009.

ERIC D. RIDENOUR

Mr. Ridenour is a Certified Public Accountant and has been employed since 2003 in the Charlotte, NC office of a national wealth management firm that serves several hundred wealthy families. Mr. Ridenour serves as a Managing Director of that firm. His prior employer was Deloitte & Touche from 1996 to 2003 where his most recent position was Senior Manager. Mr. Ridenour was appointed as Director of JFG in December 2009.

ROBERT J. KENNEY

Mr. Kenney has been Vice President of the Company since 2003. Mr. Kenney joined FSI and Jacobs &Co. in 2000, and is President of First Surety Corporation and Vice President and Assistant Portfolio Manager of Jacobs & Co. Mr. Kenney is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining the Company Mr. Kenney had over 20 years experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and served as both Manager of Risk Management and Special Projects Manager.

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

Jacobs & Co., as an investment advisor, has its own compliance policy that was revised and updated in September 2006 and is specifically designed to assure compliance by Jacobs & Co. and its employees with the Investment Advisors Act of 1940 and the rules promulgated thereunder.

AUDIT (COMMITTEE) FINANCIAL EXPERT

The Board has determined that John M. Jacobs is the Audit (Committee) Financial Expert as such term is defined in Item 407(d)(5)(ii) of Regulation SK. Mr. Jacobs is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Item 11. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2010 and 2009 to the Principal Executive Officer and the two most highly compensated executive officers of the Company (the "Named Executive Officers").

------------------- -------- --------------- ---------- ----------- --------------- ------------------- --------------------
                                                                                           ALL
                                                          STOCK         OPTION            OTHER
    NAMES AND                    SALARY        BONUS      AWARDS        AWARDS         COMPENSATION            TOTAL
PRINCIPAL POSITION   YEAR         ($)           ($)        ($)       ($) (1) (2)         ($) (3)                ($)
------------------- -------- --------------- ---------- ----------- --------------- ------------------- --------------------
John M. Jacobs,        2010       $ 125,000          -           -      $  147,311         $    32,259          $   304,750
CEO                    2009       $ 150,000                             $   10,731         $    23,235          $   183,966
------------------- -------- --------------- ---------- ----------- --------------- ------------------- --------------------
Robert J. Kenney,      2010       $  75,000          -           -      $   55,830                   -          $   130,830
VP                     2009       $  75,000                             $    6,336                   -          $    81,336
------------------- -------- --------------- ---------- ----------- --------------- ------------------- --------------------

(1) On May 25, 2006, the compensation committee of the board of directors awarded 12,500,000, and 5,000,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share to Mr. Jacobs and Mr. Kenney, respectively, which vest as set forth in the table below. The term of the options is five years and expires in May 2011.

------------------------- ------------------------------------------------
      Vesting date                  Incentive Stock Option Awards
------------------------- ------------------------------------------------
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
------------------------- ---------------------- -------------------------

(2) On June 30, 2009, the compensation committee of the board of directors awarded 5,000,000, and 2,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share to Mr. Jacobs and Mr. Kenney, respectively, which vest as set forth in the table below. The term of the options is five years and expires in June 2014.

------------------------- ------------------------------------------------
      Vesting date                  Incentive Stock Option Awards
------------------------- ------------------------------------------------
                             John M. Jacobs         Robert J. Kenney
------------------------- ---------------------- -------------------------
June 30, 2009                   2,500,000               1,000,000
------------------------- ---------------------- -------------------------
June 30, 2010                   2,500,000               1,000,000
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

(3) Other compensation includes insurance premiums paid by the Registrant on behalf of the named executive officer under verbal agreement with the Executive Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and stock awards as of May 31, 2010.

---------------- -----------------------------------------------------------------------------------
                                                   OPTION AWARDS
---------------- -----------------------------------------------------------------------------------
                                                         EQUITY
                                     NUMBER OF       INCENTIVE PLAN
                    NUMBER OF        SECURITIES      AWARDS; NUMBER
                   SECURITIES        UNDERLYING      OF SECURITIES
                   UNDERLYING       UNEXERCISED        UNDERLYING
                   UNEXERCISED      OPTIONS (#)       UNEXERCISED        OPTION
                   OPTIONS (#)     UNEXERCISABLE        UNEARNED        EXERCISE         OPTION
     NAME          EXERCISABLE                        OPTIONS (#)       PRICE ($)      EXPIRATION
                                                                                          DATE
---------------- ---------------- ----------------- ----------------- -------------- ---------------
    John M.        12,500,000            -                 -              $.07         05/25/2011
  Jacobs, CEO
---------------- ---------------- ----------------- ----------------- -------------- ---------------
    John M.         2,500,000        2,500,000             -              $.04         06/30/2014
  Jacobs, CEO
---------------- ---------------- ----------------- ----------------- -------------- ---------------
   Robert J.
  Kenney, VP        5,000,000            -                 -              $.07         05/25/2011
---------------- ---------------- ----------------- ----------------- -------------- ---------------
   Robert J.
  Kenney, VP        1,000,000        1,000,000             -              $.04         06/30/2014
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

DIRECTOR COMPENSATION

Directors of JFG are not compensated for board meetings or other duties as board members.

Non-employee board members of FSC, which include some JFG board members, are compensated at the rate of $150 per meeting.

The following table sets forth compensation received by non-employee directors for the fiscal year ended May 31, 2010.

---------------------------- --------------------------------------- -----------
           NAME                 FEES EARNED OR PAID IN CASH ($)      TOTAL ($)
---------------------------- --------------------------------------- -----------
   Frederick E. Ferguson                      $450                      $450
---------------------------- --------------------------------------- -----------
      C. David Thomas                         $450                      $450
---------------------------- --------------------------------------- -----------
     Linda G. Aguilar                         $450                      $450
---------------------------- --------------------------------------- -----------

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The following tables set forth the beneficial ownership of common stock of the Company as of September 9, 2010 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

 TITLE OF        NAME AND ADDRESS OF            BENEFICIAL          PERCENT OF
   CLASS           BENEFICIAL OWNER            OWNERSHIP (1)         CLASS (2)
------------ ------------------------------ ------------------- ---------------

MORE THAN 5.00% BENEFICIAL OWNERSHIP
------------------------------------

Common       John M. Jacobs                     40,247,746 (3)         18.65%
             300 Summers St. Suite 970
             Charleston, WV  285301

Common       Ungurean, Charles C.               19,207,265              8.90%
             8400 Dunsinane Drive
             Dublin, OH 43017

Common       Charles L. Stout                   13,175,000 (4)          6.11%
             Route 1, Box 41J
             Bridgeport, WV  26330

Common       Fay S. Alexander                   13,256,041 (5)          6.14%
             6318 Timarron Cove Lane
             Burke, VA  22015-4073

Common       William D. Jones                   12,520,392 (6)          5.80%
             513 Georgia Avenue
             Chattanooga, TN  37403

Common       A Thomas Falbo                     12,351,937 (9)          5.72%
             2700 E. DuPont Ave.
             Belle, WV  25015

Common       Sue C. Hunt                        12,384,240 (7)          5.74%
             1508 Viewmont Drive
             Charleston, WV  25302

 TITLE OF        NAME AND ADDRESS OF            BENEFICIAL          PERCENT OF
   CLASS           BENEFICIAL OWNER            OWNERSHIP (1)         CLASS (2)
------------ ------------------------------ ------------------- ---------------

DIRECTORS AND NAMED EXECUTIVE OFFICERS
--------------------------------------

             John M. Jacobs                    40,247,746 (3)         18.65%
Common       300 Summers St. Suite 970
             Charleston, WV  285301

             C. David Thomas                      992,295                *
Common       P. O., Box 5157
             Charleston, WV  25361

             Robert J. Kenney                   7,920,000 (8)          3.67%
Common       809 Sherwood Drive
             Charleston, WV  25314

             Mario J. Marra                       989,795                *
Common       204 Olive Street
             Bridgeport, WV 26330

             Bradley W. Tuckwiller              5,869,152              2.72%
Common       P O Box 1294
             Lewisburg, WV 24901

             Eric D. Ridenour                   8,089,536 (10)         3.75%
Common       Two Morrocroft Centre
             4064 Colony Road, Suite 195
             Charlotte, NC 28211

             ALL DIRECTORS AND EXECUTIVE
Common       OFFICERS AS A GROUP               64,108,524             29.71%
-----------------------
* Represents beneficial ownership of less than one percent of the Company's common stock.

1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 9, 2010 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

2) Based on 215,784,012 shares of common stock issued and outstanding as of September 9, 2010.

3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership ("JFLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,068,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes 15,000,000 in vested options to purchase Company stock exercisable within 60 days of September 9, 2010. Includes the right to convert Series C Preferred Stock holdings to 6,733,340 shares of common stock exercisable within 60 days of September 9, 2010. John M.
     Jacobs is the CEO and also a member of the board of directors for the Registrant.

4) Includes 25,000 shares of common stock held in the name of Applied Mechanics Corporation of which Charles L. Stout is President and a director, 12,000,000 shares held in joint tenancy with spouse, Marilyn J. Stout, and 1,000,000 shares beneficially owned by members of the immediate family.

5) Includes 9,900,000 shares of common stock held in the name of Graphite Investment, LLC ("Graphite") and 1,000,000 shares held in the name of Southall Management Corporation ("Southall") of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of September 9, 2010. Includes 214,700 shares held in joint tenancy with spouse, Dan C. Alexander.

6) Includes 9,060,000 shares of common stock held in joint tenancy with spouse, Cynthia B. Jones. Includes the right to convert Series C Preferred Stock holdings to 2,821,160 shares of common stock (182,116 in joint tenancy with spouse) exercisable within 60 days of September 9, 2010. Includes the right to purchase 1,410,578 shares of common stock (910,578 in joint tenancy with spouse) pursuant to issued and outstanding stock warrants at an exercise price of one-tenth of one cent per share ("stock warrants") exercisable within 60 days of September 9, 2010.

7) Includes 2,643,302 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Douglas E. Hunt. Includes the right to convert Series C Preferred Stock holdings to 2,000,000 shares of common stock. Includes the right to convert Series C Preferred Stock holdings to 336,790 shares of common stock held jointly with spouse exercisable within 60 days of September 9, 2010.

8) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lee Anne Kenney. Includes 335,000 shares of common stock held in the Individual Retirement Account ("IRA") of, Robert J. Kenney. Includes 510,000 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Lee Anne Kenney. Includes 7,000,000 in vested options to purchase Company stock exercisable within 60 days of September 9, 2010.

9) Includes 748,000 shares of common stock held in joint tenancy with spouse, Vicke R. Falbo. Includes 6,518,667 shares of common stock held in Montgomery Equipment Company, Inc., of which he is president. Includes the right to convert Series C Preferred Stock holdings to 4,666,670 shares of common stock exercisable within 60 days of September 9, 2010.

10) Includes 562,346 shares of common stock held in joint tenancy with spouse, Mary K. Ridenour. Includes 937,504 shares of common stock held in the Individual Retirement Account of Eric D. Ridenour. Includes the right to convert Series C Preferred Stock holdings to 2,811,730 shares of common stock held in joint tenancy with spouse. Includes the right to convert Series C Preferred Stock holdings to 810,670 shares of common stock held in the Individual Retirement Account of Eric D. Ridenour exercisable within 60 days of September 9, 2010.

Item  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE
--------------------------------------------------------------------------------

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

During fiscal 2010, advances to the Company from Mr. Jacobs amounted to $710,435, which included assumption of company debt in the amount of $185,652 and repayments to Mr. Jacobs amounted to $706,412. As of May 31, 2010, the balance due to Mr. Jacobs from the Company was $7,104. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2010 was $178,444.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2009 and 2010 fiscal years.

As of September 10, 2010, $12,574 was owed by the Company to Mr. Jacobs.

DIRECTOR'S INDEPENDENCE

The board of directors ("Board") is comprised of five members, John M. Jacobs, Bradley W. Tuckwiller, Mario J. Marra, Eric D. Ridenour, and C. David Thomas. Mr. John M. Jacobs, who serves as Chief Executive Officer for the Company, Eric
D. Ridenour, who is the holder of notes from the Company, and Bradley W Tuckwiller, who is owed fees for consulting services, are not independent within the meaning of The Nasdaq Stock Market, Inc. listing standards.

There were no transactions, relationships or arrangements with Mr. Marra or Mr. Thomas that would affect their independence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

AUDIT FEES

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-Q, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2010 amounted to $108,824.

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-Q, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2009 amounted to $89,098.

AUDIT-RELATED SERVICES

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2010 amounted to $3,164. There were no billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2009.

FEES FOR TAX PREPARATION SERVICES

During fiscal 2010, billings for tax preparation services were $9,221. During fiscal 2009, billings for tax preparation services were $10,666.

ALL OTHER FEES

Billings for other services related to potential financing transactions in amounted to $4,863 in fiscal 2009. There were no billings for services related to potential financing transactions in 2010.

ADMINISTRATION OF AUDIT AND NON-AUDIT ENGAGEMENTS

The Company does not have a standing audit committee. The full Board of Directors is performing the functions of the audit committee. The Board of Director's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Board of Directors pre-approved each audit and non-audit service rendered to the Company by its independent Auditors as set forth above.

PART IV
-------

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

(a)(1) The following financial statements are included in response to Item 8 herein:

                                                                        Page
                                                                     ---------
Report of Independent Registered Public Accounting Firm                 F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Comprehensive Income (Loss)                  F-5
Consolidated Statements of Cash Flows                                   F-6
Consolidated Statements of Mandatorily Redeemable Preferred
 Stock and Stockholders Equity (Deficit)                                F-7
Notes to Consolidated Financial Statements                              F-10


(a)(2) The following  financial  statement schedules are included in response to
Item 8 herein:

                                                                        Page
                                                                     ----------
SCHEDULES

Schedule I - Summary of Investments - Other than Investments
 in Related Parties                                                     F-39

Schedule II - Condensed Financial Information of Registrant             F-40

Schedule III - Supplementary Insurance Information                      F-42

Schedule IV -  Supplementary Insurance Information - Reinsurance        F-43

Schedule VI - Supplemental  Information                                 F-44

JACOBS FINANCIAL GROUP, INC.
TABLE OF CONTENTS



                                                                        Page
                                                                     ---------
Report of Independent Registered Public Accounting Firm                 F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Comprehensive Income (Loss)                  F-5
Consolidated Statements of Cash Flows                                   F-6
Consolidated Statements of Mandatorily Redeemable Preferred
 Stock and Stockholders Equity (Deficit)                                F-7
Notes to Consolidated Financial Statements                              F-10

SCHEDULES

Schedule I - Summary of Investments - Other than Investments
 in Related Parties                                                     F-39

Schedule II - Condensed Financial Information of Registrant             F-40

Schedule III - Supplementary Insurance Information                      F-42

Schedule IV -  Supplementary Insurance Information - Reinsurance        F-43

Schedule VI - Supplemental  Information                                 F-44

             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Jacobs Financial Group, Inc.
Charleston, West Virginia


We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. and subsidiaries (the "Company") as of May 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and mandatorily redeemable preferred stock and stockholders' equity (deficit) for the years then ended. Our audits also included the financial statement schedules listed in the Index as Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.

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


/s/Malin, Bergquist & Company, LLP
-----------------------------
Malin, Bergquist & Co., LLP
Pittsburgh, PA
September 13, 2010

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         MAY 31, 2010      MAY 31, 2009
                                                                                        --------------   ----------------
ASSETS

INVESTMENTS AND CASH:
Bonds and mortgaged-back securities available for sale, at market value                 $   6,618,472    $       908,766
(amortized cost - 5/31/10 $6,413,857; 05/31/09 $866,855)
Mortgage-back securities held to maturity, at amortized costs                                       -          5,085,300
(market value - 5/31/10 $0; 05/31/09 $5,157,936)
Short-term investments, at cost (approximates market value)                                   264,079            387,753
Cash                                                                                           74,571             80,038
                                                                                        --------------   ----------------
                                          TOTAL INVESTMENTS AND CASH                        6,957,122          6,461,857

Investment income due and accrued                                                              31,833             28,124
Premiums and other accounts receivable                                                        147,466             61,184
Prepaid reinsurance premium                                                                   214,385             87,114
Funds deposited with Reinsurers                                                               122,568                  -
Deferred policy acquisition costs                                                             128,453            143,173
Furniture and equipment, net of accumulated depreciation
 of $144,102 and $133,493, respectively                                                        18,380             23,169
Other assets                                                                                   27,832             43,517
Intangible assets                                                                             150,000            150,000
                                                                                        --------------   ----------------
                                                        TOTAL ASSETS                    $   7,798,039    $     6,998,138
                                                                                        ==============   ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                                    $     611,190    $       432,658
Reserve for unearned premiums                                                                 618,095            530,795
Accrued expenses and professional fees payable                                                613,301            470,099
Accounts payable                                                                              150,673            268,066
Related party payable                                                                          96,160             75,009
Term note payable to related party                                                            360,000            360,000
Demand notes payable to related party                                                          82,104             78,081
Notes payable                                                                               4,159,119          3,614,791
Accrued interest payable                                                                      651,983            277,305
Accrued interest payable to related party                                                      71,481             26,609
Ceded reinsurance payable                                                                           -             92,173
Other liabilities                                                                             212,995             78,470

MANDATORILY  REDEEMABLE  SERIES B PREFERRED  STOCK,  $.0001 PAR VALUE PER SHARE;
3,136.405 SHARES AUTHORIZED;  2,817.004 AND 9,621.940 (PRE EXCHANGE TO SERIES C)
SHARES  ISSUED  AND  OUTSTANDING  AT MAY  31,  2010  AND MAY  31,  2009;  STATED
LIQUIDATION VALUE OF $1,000 PER SHARE                                                       3,826,882                  -
                                                                                        --------------   ----------------
                                                        TOTAL LIABILITIES                  11,453,983          6,304,056

SERIES A  PREFERRED  STOCK,  $.0001  PAR  VALUE  PER  SHARE;  1  MILLION  SHARES
AUTHORIZED;  2,675 AND 2,665 SHARES ISSUED AND  OUTSTANDING  AT MAY 31, 2010 AND
MAY 31, 2009, RESPECTIVELY; STATED LIQUIDATION VALUE OF $1,000 PER SHARE                    3,005,266          2,860,670

SERIES  B  PREFERRED  STOCK,  $.0001  PAR  VALUE  PER  SHARE;  3,136.405  SHARES
AUTHORIZED; 2,817.004 AND 9,621.940 (PRE EXCHANGE TO SERIES C) SHARES ISSUED AND
OUTSTANDING AT MAY 31, 2010 AND MAY 31, 2009; STATED LIQUIDATION VALUE OF $1,000
PER SHARE                                                                                           -         11,429,440
                                                                                        --------------   ----------------
                             TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                   3,005,266         14,290,110

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized;
6,804.936 and 0 shares issued and  outstanding at May 31, 2010 and May 31, 2009,
respectively; includes $2,670,286 accrued Series C dividends                                8,701,217                  -

Common  stock,  $.0001  par value per  share;  490  million  shares  authorized;
214,464,012  and  179,682,912  shares issued and outstanding at May 31, 2010 and
May 31, 2009, respectively                                                                     21,446             17,968

Additional paid in capital                                                                  3,404,431          2,626,236
Accumulated deficit                                                                       (18,992,919)       (16,279,725)
Accumulated other comprehensive income (loss)                                                 204,615             39,493
                                                                                        --------------   ----------------
                                 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (6,661,210)       (13,596,028)
                                                                                        --------------   ----------------
                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $   7,798,039    $     6,998,138
                                                                                        ==============   ================

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED MAY 31,
                                                                                         ------------------------------
                                                                                             2010             2009
                                                                                         -------------   --------------
REVENUES:

Investment advisory services                                                             $    262,635    $    233,298
Insurance premiums and commissions                                                            780,808         660,222
Net investment income                                                                         273,577         288,747
Net realized investment gains (losses)                                                         40,828           8,098
Other income                                                                                   13,935           3,712
                                                                                         -------------   --------------
                                                          TOTAL REVENUES                    1,371,783       1,194,077

OPERATING EXPENSES:

Incurred policy losses                                                                        178,531         186,007
Insurance policy acquisition costs                                                            249,478         152,964
General and administrative                                                                  1,316,211       1,564,224
Mutual fund costs                                                                              75,038         122,758
Depreciation                                                                                   10,609          12,562
                                                                                         -------------   --------------
                                                TOTAL OPERATING EXPENSES                    1,829,867       2,038,515
                                                                                         -------------   --------------

                                       NET INCOME (LOSS) FROM OPERATIONS                     (458,084)       (844,438)

Gain on debt extinguishment                                                                   200,240               -
Accrued dividends and accretion of Series B Mandatorily
 Redeemable Preferred Stock                                                                  (242,639)              -
Interest expense                                                                             (956,973)       (605,045)
Interest and dividend income                                                                        -           1,107
                                                                                         -------------   --------------
                                                        NET INCOME (LOSS)                  (1,457,456)     (1,448,376)

Accrued dividends on Series C Preferred Stock equity                                         (374,662)              -
Accretion of Mandatorily Redeemable Convertible
 Preferred Stock, including accrued dividends                                                (881,075)     (1,609,311)
                                                                                         -------------   --------------

                   NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $ (2,713,193)   $ (3,057,687)
                                                                                         =============   ==============
BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                                              $      (0.01)   $      (0.02)
                                                                                         =============   ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING                                                       200,089,422     173,788,315
                                                                                         =============   ==============

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                             YEAR MONTHS ENDED
                                                                                   MAY 31,
                                                                              2010           2009
                                                                          ------------   -------------
COMPREHENSIVE INCOME (LOSS):

 Net income (loss) attributable to common stockholders                    $(2,713,193)   $ (3,057,687)

OTHER COMPREHENSIVE INCOME (LOSS):

 Reclassification of investments from Held to Maturity
  to Avaialble for Sale                                                       175,479               -

 Net unrealized gain (loss) of available-for-sale investments
  arising during period                                                        15,794          41,108

 Reclassification adjustment for realized (gain) loss included
  in net income                                                               (26,151)         (8,098)
                                                                          ------------   -------------
 Net unrealized gain (loss) attributable to available-for-sale
  investments recognized in other comprehensive income                        165,122          33,010
                                                                          ------------   -------------

      COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS     $(2,548,071)   $ (3,024,677)
                                                                          ============   =============


                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                      YEAR ENDED MAY 31,
                                                                                      2010          2009
                                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                                               $ (1,457,456)  $ (1,448,376)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

 Unearned premium                                                                     (39,971)       166,473
 Stock option expense                                                                 251,632         11,451
 Stock issued (or to be issued) in connection with financing arrangements             261,958        192,607
 Accrual of Series B preferred stock dividends                                        155,708              -
 Accretion of Series B preferred stock                                                 86,931              -
 Provision for loss reserves                                                          178,532        186,007
 Amortization of premium                                                               71,996         44,286
 Depreciation                                                                          10,609         12,562
 Accretion of discount                                                                 (9,217)       (13,072)
 Realized (gain) loss on sale of securities                                           (42,926)       (12,511)
 Gain on extinguishment of debt                                                      (200,239)             -
 Change in operating assets and liabilities:
   Other assets                                                                        18,103        252,837
   Premium and other receivables                                                      (86,282)       (13,831)
   Investment income due and accrued                                                   (2,860)        (7,770)
   Deferred policy acquisition costs                                                   14,720        (67,233)
   Related party accounts payable                                                      21,150         14,442
   Accounts payable and cash overdraft                                                 82,846        (31,519)
   Accrued expenses and other liabilities                                             482,536        489,307
                                                                                 -------------  -------------
              NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                     (202,230)      (224,340)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments                                         123,674        788,303
Costs of bonds acquired                                                                     -       (356,101)
Costs of mortgaged-backed securities acquired                                      (2,378,290)    (2,851,803)
Redemption of bonds upon call or maturity                                                   -         20,000
Sale of securities available for sale                                                 404,958        107,639
Repayment of mortgage-backed securities                                             1,490,926      1,034,407
Purchase of furniture and equipment                                                    (5,819)        (6,563)
                                                                                 -------------  -------------
              NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                     (364,551)    (1,264,118)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                                                      691,764        606,858
Repayment of related party debt                                                      (687,741)      (454,777)
Proceeds from borrowings                                                            1,017,500      1,252,500
Repayment of borrowings                                                              (473,172)      (319,725)
Proceeds from issuance of Series A preferred stock                                     10,000        435,000
Proceeds from exercise of common stock warrants                                         2,963              -
                                                                                 -------------  -------------
             NET CASH FLOWS FROM FINANCING ACTIVITIES                                 561,314      1,519,856

NET INCREASE (DECREASE) IN CASH                                                        (5,467)        31,398

CASH AT BEGINNING OF PERIOD                                                            80,038         48,640
                                                                                 -------------  -------------

CASH AT END OF PERIOD                                                            $     74,571   $     80,038
                                                                                 =============  =============
SUPPLEMENTAL DISCLOSURES

 Interest paid                                                                   $    292,689   $    181,037
 Income taxes paid                                                                          -              -

 Non-cash investing and financing transaction:
 Additional consideration paid for issuance of debt                                   261,958        192,607

                           See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 2009

                                                              ----------------------------------------------------------------------
                                                                                STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ----------------------------------------------------------------------
                      SERIES A               SERIES B
               MANDATORILY REDEEMABLE  MANDATORILY REDEEMABLE                                                ACCUMULATED
                                           CONVERTIBLE                              ADDITIONAL                  OTHER
                  PREFERRED STOCK        PREFERRED STOCK                             PAID-IN    ACCUMULATED COMPREHENSIVE
                 SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT    CAPITAL     DEFICIT       INCOME      TOTAL
                                                                                                                (LOSS)
               ---------------------------------------------- ----------------------------------------------------------------------
               -------- -----------  ---------  -----------   -----------  -------  -----------  ------------- ------- -------------
BALANCE,
MAY 31, 2008      2,230  $ 2,308,933  9,621.940  $ 9,936,866  166,091,242  $16,610  $ 2,423,537 $(13,222,039)  $ 6,483 $(10,775,409)

Issuance of
Series A            435      435,000          -            -            -        -            -            -         -            -
and B
Preferred
Stock and
common stock

Issuance of
common stock          -            -          -            -   13,591,670    1,358      104,684            -         -      106,042
as additional
consideration
for financing
arrangements

Less expense
previously
recognized           -            -          -            -             -        -      (38,958)           -         -      (38,958)

Accretion of
mandatorily
redeemable
convertible
preferred stock      -       16,939          -      550,874             -        -            -     (567,812)        -     (567,812)

Accrued
dividends
of mandatorily
redeemable
convertible
preferred stock      -       99,798          -      941,700             -        -            -   (1,041,498)        -   (1,041,498)

Expense of
common shares
to be issued
in connection
with financing
arrangements         -            -          -            -             -        -      125,511            -         -      125,511

Common stock
option expense       -            -          -            -             -        -       11,462            -         -       11,462

Unrealized net
gain on available
for sale securities  -            -          -            -             -        -            -            -    33,010       33,010

Net income
(loss), year
ended
May 31, 2009         -            -          -            -             -        -            -    (1,448,376)       -   (1,448,376)
               -------- -----------  ---------  -----------   -----------  -------  -----------  ------------- ------- -------------
BALANCE,
MAY 31, 2009     2,665  $ 2,860,670  9,621.940  $11,429,440   179,682,912  $17,968  $ 2,626,236  $(16,279,725) $39,493 $(13,596,028)
               ---------------------------------------------- ----------------------------------------------------------------------

                           See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 2010


                                   SERIES A                SERIES B
                             MANDATORILY REDEEMABLE  MANDATORILY REDEEMABLE
                                                        CONVERTIBLE
                                PREFERRED STOCK        PREFERRED STOCK
                               SHARES     AMOUNT      SHARES      AMOUNT

                              ----------------------------------------------
                              --------  -----------  ---------  ------------
BALANCE,
MAY 31, 2009                     2,665  $ 2,860,670  9,621.940  $11,429,440

Issuance of
Series A and B Preferred
Stock and common stock              10       10,000          -            -

Issuance of common stock
as additional consideration
for financing arrangements           -            -          -            -

Exercise of warrants                 -            -          -            -

Accretion of mandatorily
redeemable convertible
preferred stock                      -       17,881          -      255,487

Accrued dividends
of mandatorily
redeemable convertible
preferred stock                      -      116,715          -      490,991

Accrued dividends
of Series C equity
preferred stock                      -            -          -            -

Exchange of Series C Preferred
Stock for Series B
Mandatorily Redeemable
Convertible Preferred Stock          -            - (6,804,936)  (8,591,675)

Reclassification of Series B
from temporary equity
to liabilities                       -            - (2,817.004)  (3,584,243)

Increase (Decrease)
in accrual of common
shares to be issued in
connection with
financing arrangements               -            -          -            -

Common stock
option expense                       -            -          -            -

Unrealized net gain
(loss) on available for
sale securities                      -            -          -            -

Net income (loss), year
ended May 31, 2010                   -            -          -            -
                               -------  -----------  ---------  ------------
BALANCE,
MAY 31, 2010                     2,675  $ 3,005,266          -  $         -
                               ---------------------------------------------
                                                                (CONTINUED)
                           See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 2010 (CONTINUED)

                                ----------------------------------------------------------------------------------------------------
                                                                STOCKHOLDERS' EQUITY (DEFICIT)
                                ----------------------------------------------------------------------------------------------------
                                                                             SERIES C
                                          COMMON SHARES                   PREFERRED STOCK
                                -------------------------------------   --------------------
                                                                                                          ACCUMULATED
                                                           ADDITIONAL                                        OTHER
                                                            PAID-IN                 AMOUNT   ACCUMULATED COMPREHENSIVE
                                      SHARES      AMOUNT    CAPITAL       SHARES   AND APIC    DEFICIT       INCOME        TOTAL
                                                                                                             (LOSS)
                                ----------------------------------------------------------------------------------------------------
BALANCE,
MAY 31, 2009                       179,682,912    17,968 $ 2,626,236           -        $ -  $(16,279,725)   $ 39,493  $(13,596,028)

Issuance of Series A and B
Preferred Stock and common stock             -         -           -           -          -             -           -             -

Issuance of common stock as
additional consideration for
financing arrangements              18,207,560     1,820     348,184           -          -             -           -       350,004

Exercise of warrants                 2,963,668       297       2,668           -          -             -           -         2,965

Accretion of mandatorily
redeemable convertible
preferred stock                              -         -           -           -          -      (273,368)          -      (273,368)

Accrued dividends of mandatorily
redeemable convertible
preferred stock                              -         -           -           -          -      (607,706)          -      (607,706)

Accrued dividends of Series C
equity preferred stock                       -         -           -           -    374,664      (374,664)          -             -

Exchange of Series C Preferred
Stock for Series B Mandatorily
Redeemable Convertible
Preferred Stock                     13,609,872     1,361     263,759   6,804.936  8,326,553             -           -     8,591,673

Reclassification of Series B
from temporary equity
to liabilities                               -         -           -           -          -             -           -             -

Increase (Decrease) in accrual
of common shares to be issued in
connection with financing
arrangements                                 -         -     (88,047)          -          -             -           -       (88,047)

Common stock option expense                  -         -     251,631           -          -             -           -       251,631

Unrealized net gain (loss) on
available for sale securities                -         -           -           -          -             -     165,122       165,122

Net income (loss), year
ended May 31, 2010                           -         -           -           -          -    (1,457,456)          -    (1,457,456)
                                ----------------------------------------------------------------------------------------------------
BALANCE,
MAY 31, 2010                       214,464,012  $ 21,446 $ 3,404,431   6,804.936 $ 8,701,217 $(18,992,919)  $ 204,615  $ (6,661,210)
                                ----------------------------------------------------------------------------------------------------

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

LIQUIDITY AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $2,713,000 and $3,058,000 for the years ended May 31, 2010 and 2009. Losses are expected to continue until FSC develops a more substantial book of business. While improvement is anticipated as the Company's business plan is implemented, restrictions on the use of FSC's assets (See Note C), the company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Jacobs Financial Group, Inc. and its wholly owned subsidiaries, after the elimination of intercompany transactions.

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

Management believes the Company has the ability to hold all fixed income securities to maturity. However, during the current fiscal year, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company reclassified all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income.

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

STOCK-BASED COMPENSATION

We have adopted the fair value method of accounting for stock-based compensation required by ASC 718, Accounting for Stock-based Compensation.

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

RECLASSIFICATIONS

Certain amounts in the 2009 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2010 and for the year then ended. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued Accounting Standards Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This FASB is intended to provide additional information to assist financial statement users in assessing an entity's credit risk exposure and evaluating the adequacy of its allowance for credit losses. This update affects all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. Management does not expect this update to have a material effect on the Company's financial statements.

In August 2010, the FASB issued Accounting Standards Update 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules". This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies. Management does not expect this update to have a material effect on the Company's financial statements.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In  September  2009,  the  FASB  issued  Accounting  Standards  Update  2009-08,
"Earnings Per Share-Amendments to Section 260-10-S99". This update includes technical corrections to Topic 260-10-S99, "Earnings Per Share", based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42, "The Effect of the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock". The application of this update did not have an impact on the Company's results of operations, therefore not requiring additional earnings per share computation.

NOTE C - INVESTMENTS
--------------------

The Company held the following investments, by security type, that have been classified as available-for-sale and carried at market value at May 31, 2010:

                                                  Gross Unrealized       Gross Unrealized
                            Amortized Cost              Gains                 Losses            Fair Market Value
                         ---------------------- ---------------------- ---------------------- ----------------------
Mortgage Backed          $           6,413,856  $             208,315  $               3,700  $           6,818,472
Securities
                         ---------------------- ---------------------- ---------------------- ----------------------
                         $           6,413,856  $             208,315  $               3,700  $           6,818,472
                         ====================== ====================== ====================== ======================

The Company held the following investments, by security type, that have been classified as available-for-sale and carried at market value at May 31, 2009:

                                                   Gross Unrealized       Gross Unrealized
                           Amortized Cost               Gains                 Losses             Fair Market Value
                         ---------------------- ---------------------- ---------------------- ----------------------
State and municipal
securities               $             352,816  $              28,570  $                   -  $             381,386

Equity securities                       10,280                      -                  2,418                  7,862

Mortgage Backed
Securities               $             514,039  $              13,342  $                   -  $             527,381
                         ---------------------- ---------------------- ---------------------- ----------------------
                         $             877,135  $              41,912  $               2,418  $             916,629
                         ====================== ====================== ====================== ======================

Equity securities consisted of an investment in the amount of $25,000 made in 2007 in the Jacobs & Company Mutual Fund by its investment advisor, Jacobs & Company, and recorded in other assets at market value. Dividends paid by the Fund at calendar year-end 2007 and 2008 were reinvested. In March 2009, a

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partial withdrawal of $11,000 was made. In November 2009 the remaining cost of $10,280 was withdrawn for $8,182 and a loss of $2,098. The total amounts withdrawn reflect a loss in market value.

In December 2009, all state and municipal securities, totaling $362,033, were sold for $404,958 resulting in a gain of $42,926.

Management believes the Company has the ability to hold all fixed income securities to maturity. However, during the current fiscal year, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company reclassified all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income. Cost of these investments totaled $5,647,133 and market value at transfer was $5,822,613 for an unrealized gain of $175,480.

There are no securities classified as held to maturity at May 31, 2010.

The Company held the following investments, by security type, with the positive intent and ability to hold to maturity:

                                                                MAY 31, 2009
                         -------------------------------------------------------------------------------------------
                            Amortized Cost        Gross Unrealized       Gross Unrealized       Fair Market Value
                                                        Gains                 Losses
                         ---------------------- ---------------------- ---------------------- ----------------------
U.S Government agency
mortgage-backed
securities               $           5,085,300  $              79,739  $               7,103  $           5,157,936
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

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS ARE SUMMARIZED BELOW:

                                                                                        May 31, 2010
                                                            ---------------------------------------------------------------------
                                                                      Fair Value Measurements Using
                                                            --------------------------------------------------      Assets At
                                                                Level 1           Level 2          Level 3         Fair Value
                                                            --------------- ------------------ --------------- ------------------
         Assets:
         Fixed income securities at fair value              $            -  $      6,618,472   $            -  $      6,618,472
         Short-term investments at fair value                      264,079                 -                -           264,079
                                                            --------------- ------------------ --------------- ------------------
         Total Assets                                       $      264,079  $      6,618,472   $            -  $      6,882,551



                                                                                         May 31, 2009
                                                              -------------------------------------------------------------------
                                                                        Fair Value Measurements Using
                                                              --------------------------------------------------     Assets At
                                                                  Level 1          Level 2          Level 3         Fair Value
                                                              ---------------- ---------------- ---------------- ----------------
         Assets:
         Fixed income securities at fair value                $             -  $       908,766  $             -  $       908,766
         Equity securities at fair value                                7,862                -                -            7,862
         Short-term investments at fair value                         387,753                -                -          387,753
                                                              ---------------- ---------------- ---------------- ----------------
         Total Assets                                         $       395,615  $       908,766  $             -  $     1,304,381

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2010 or at May 31, 2009.

Statutory deposits consisting of securities with a carrying value of $1,056,245 were deposited by the Company's insurance subsidiary under requirements of regulatory authority. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the Insurance Commissioner. Accordingly, investments and cash in the amount of $6,956,987 and $ 6,440,387 as of May 31, 2010 and 2009, respectively, are restricted to the use of FSC.

Principal repayments on U.S. government agency mortgaged-backed securities held by the Company as of May 31, 2010 are estimated as follows:

                                                               Fair Market
                                           Amortized Cost         Value
                                         ------------------ ------------------
Due in one year or less                  $       2,025,267  $       2,081,486

Due after one year through five years            3,211,413          3,322,997

Due after five years through ten years             943,577            979,352

Due after ten years                                233,600            234,637
                                         ------------------ ------------------
                                         $       6,413,857  $       6,618,472
                                         ================== ==================

Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

An analysis of net investment income follows:

                                                2010               2009
                                          ------------------ ------------------
Bonds - fixed maturities                  $           9,217  $          15,006

Mortgage-backed securities                          264,508            267,993

Short-term investments                                  146              7,842
                                          ------------------ ------------------
               Total investment income              273,871            290,841
                                          ------------------ ------------------
Investment expense                                      294              2,094
                                          ------------------ ------------------
                 Net investment income    $         273,577  $         288,747
                                          ================== ==================

The increases (decrease) in unrealized appreciation of investments were as follows:
                                                     2010              2009
                                               ----------------- ---------------

Bonds-fixed maturities                         $        (28,570  $       21,478

Mortgage-backed securities                              118,637         111,757
Equity securities                                         2,418          (1,810)
                                               ----------------- ---------------
Increase (decrease) in unrealized appreciation $         92,485  $      131,425
                                               ================= ===============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross gains and gross losses realized on available-for-sale securities were as follows:

                                                       Gross          Gross
                                          Gross       Realized       Realized
                                        Proceeds       Gains         Losses
                                     ------------- -------------- --------------
2010
       Bonds-fixed maturities        $    404,958  $      42,926  $           -
       Mortgage-backed securities               -              -              -
       Equity securities                    8,182              -          2,098
                                     ------------- -------------- --------------

                    Total            $    413,140  $      42,926  $       2,098
                                     ============= ============== ==============
2009
       Bonds-fixed maturities        $    107,639  $      12,577  $           -
       Mortgage-backed securities               -              -              -
       Equity securities                   11,000              -         (4,413)
                                     ------------- -------------- --------------

                    Total            $    118,639  $      12,577  $      (4,413)
                                     ============= ============== ==============

The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2010 and May 31, 2009.

                               Less than 12 Months             12 Months or More                    Total
                          ------------------------------- ---------------------------- --------------------------------
                               Cost         Unrealized       Cost        Unrealized         Fair         Unrealized
                               (a)            Losses          (a)          Losses          Value           Losses
                          --------------- --------------- ------------ --------------- --------------- ----------------
2010

Mortgage-backed
securities                $      945,394  $        3,699  $         -  $            -  $      941,685  $       3,699
                          --------------- --------------- ------------ --------------- --------------- ----------------

                   Total  $      945,394  $        3,699  $         -  $            -  $      941,685  $       3,699
                          =============== =============== ============ =============== =============== ================

2009

Mortgage-backed
securities                $      686,543  $        7,103  $         -  $            -  $      679,440  $       7,103
Equity securities                      -               -       10,280           2,418           7,861          2,418
                          --------------- --------------- ------------ --------------- --------------- ----------------

                   Total  $      686,543  $        7,103  $    10,280  $        2,418  $      687,301  $       9,521
                          =============== =============== ============ =============== =============== ================

---------------
     (a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2010, the company held 5 mortgage-backed securities with gross unrealized losses of $3,699, all of which have been in a continuous loss position for less than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates. The unrealized losses are considered temporary since the Company has the ability to hold the securities until maturity if needed.

NOTE D-DEFERRED POLICY ACQUISITION COSTS
----------------------------------------

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.

                                                    2010             2009
                                            ------------------ -----------------

  Balance at beginning of year              $         143,173  $         75,940
  Acquisition costs deferred                          242,090           220,496
  Amortization charged to operations                 (256,810)         (153,263)
                                            ------------------ -----------------

                      Total                 $         128,453  $        143,173
                                            ================== =================

NOTE E - OTHER ASSETS
---------------------

Included in other assets as of May 31, 2009 are advance deposits for professional fees relating to pending acquisitions and certain equity financing matters (see Note P-Commitments) the Company endeavored to undertake in fiscal 2009. As of May 31, 2010 and 2009, such balances are comprised of the following:

                                                            2010      2009
                                                         ---------- ---------
Advance deposits for professional fees                   $      -   $  1,311
Mutual fund investment at market                                -      7,862
Prepaid expense and other deposits                         27,832     34,344
                                                         ---------- ---------
                                                  Total  $ 27,832   $ 43,517
                                                         ========== =========

NOTE F - INTANGIBLES
--------------------

As the result of the acquisition of the stock of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair market value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2010 and 2009.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G-RESERVE FOR LOSSES AND LOSS EXPENSE
------------------------------------------

Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. As of May 31, 2010, the Company's insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds while also providing other miscellaneous surety bonds that are substantially secured by collateral consisting of investment accounts that are managed by Jacobs. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site. In underwriting such bonds, management obtains estimates of costs to reclaim the properties subject of the permit(s) in accordance with those mining permit(s), as prepared by independent outside professionals experienced in this field of work and hired by FSC, in addition to other underwriting and financial risk considerations. FSC requires the principal to provide cash in amounts deemed sufficient to reclaim the disturbed land and thus mitigate the exposure to significant loss. Such cash is invested in investment collateral accounts managed by Jacobs utilizing conservative investment strategies. Inspections of mining activity and reclamation work are performed on a regular basis with initial costs estimates being updated periodically. Should the principal default in the obligation to reclaim the property in accordance with the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or would be required to forfeit the face amount of the bond to the agency to which the bond is issued. Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced no claims for losses as of May 31, 2010 and thus provisions for losses and loss adjustment expense have been based on industry averages adjusted for other factors unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.

At May 31, the reserve for losses and loss expenses consisted of:


                                                   2010               2009
                                           ------------------ ------------------

   Balance at beginning of year            $         432,658  $         246,651
   Incurred policy losses-current year               178,532            186,007
   Incurred policy losses-prior year                       -                  -
   Amounts paid-current year losses                        -                  -
   Amounts paid-prior year losses                          -                  -
                                           ------------------- -----------------

   Balance at end of year                  $         611,190   $        432,658
                                           =================== =================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - NOTES PAYABLE
----------------------

At May 31, 2010 and 2009, the Company had the following unsecured notes payable to individuals and a commercial bank:

                                                           2010           2009
                                                      ------------- ------------

Unsecured demand notes payable to individuals and
others; interest rate fixed @ 10.00% ($75,000 to
related party)                                         $  1,057,000 $    380,000

Unsecured    short-term    advances   from   principal
shareholder and chief executive officer; interest rate
fixed @ 12.00% (Also See Note T -
Related Party Transactions)                                   7,104        3,081

Unsecured note(s)payable to individual(s) under a
bridge- financing arrangement described below
($360,000 to related party)                               3,500,000    3,500,000

Unsecured term note payable to commercial  bank in the
original  amount  of  $250,000  and  payable  in equal
monthly payments of $5,738; interest rate
fixed @ 13.25% maturing January 31, 2012                     37,119      169,791
                                                       ------------ ------------

                    Total                              $  4,601,223 $  4,052,872
                                                       ============ ============

In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the noteholder's pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

Beginning September 10, 2008, because a qualified financing had not been completed, the Company became required under the terms of the bridge financing to issue 2.80% of the Company's outstanding common shares and shall issue 2.80%

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. On September 10, 2008, March 10, 2009,
September 10, 2009, and March 10, 2010,  4,870,449,  5,010,640,  5,354,642,  and
6,005,925 common shares, respectively, were issued to those noteholders.

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

On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of the Company's subsidiary, Crystal Mountain Water (CMW), as security for repayment of the loans. The original repayment schedule called for quarterly payments of $224,515. The Holders agreed that under the forebearance the Company may satisfy its obligation by increasing the quarterly payments by $67,185, (to a total of $291,700) for eight consecutive quarters beginning september 10, 2009 to satisfy the arrearage. In addition, the interest rate was increased to 17.00%. Although the Company has failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans. To date, none of the bridge lenders has elected to pursue legal remedies.


Scheduled maturities and principal payments for each of the next five years are as follows:

                                                                 2010
                                                           -------------

       Fiscal year 2010-2011 (including demand notes)      $  4,601,223
       Fiscal year 2011-2012                                          -
       Fiscal year 2012-2013                                          -
       Fiscal year 2013-2014                                          -
       Fiscal year 2014-2015                                          -
       Fiscal year 2015-2016                                          -
                                                           -------------

                                          Total            $  4,601,223
                                                           =============

NOTE I - OTHER LIABILITIES
--------------------------

In the twelve-month period ending May 31, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $200,240, based upon the conclusion that none of accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2010, the Company had accrued and withheld approximately $155,000 in Federal payroll taxes and approximately $24,000 in West Virginia payroll withholdings. These amounts have not been remitted and are still payable at September 13, 2010, as well as penalties and interest of approximately $28,000. These amounts are reflected in the accompanying financial statements as accrued expenses, and management intends to pay this obligation as soon as possible.

NOTE J - REDEEMABLE PREFERRED STOCK
-----------------------------------

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock, and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A
Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2010, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000, of which 10 shares were issued in fiscal 2010 and 435 shares were issued in fiscal 2009. As of May 31, 2010 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $341,153 through May 31, 2010.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,890.599 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and nonassessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during this fiscal year.

As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matures at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Company's Certificate of Incorporation provides for two classes of capital stock, known as common stock, $0.0001 par value per share (the "COMMON STOCK"), and preferred stock, $0.0001 par value per share (the "PREFERRED STOCK"). The Company's Board is authorized by the Certificate of Incorporation to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in such series and to fix the designations, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. The Board deemed it advisable to designate a Series C Preferred Stock and fixed and determined the preferences, rights, qualifications, limitations and restrictions relating to the Series C Preferred Stock as follows:

     1. Designation. The shares of such series of Preferred Stock are designated "Series C Preferred Stock" (referred to herein as the "SERIES C STOCK"). The date on which the first share of Series C Stock is issued shall hereinafter be referred to as the "ORIGINAL ISSUE DATE".

     2. Authorized Number. The number of shares constituting the Series C Stock is 10,000.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ending May 31, 2010, 6,804.936 shares of Series B Stock were surrendered and exchanged for 6,804.936 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer, it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. The remaining Series B shares are continuing to be accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion.

As of May 31, 2010 the Company has chosen to defer payment of dividends on the Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $1,119,020 and $2,670,286 through May 31, 2010.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 150 requires that an entity classify as liabilities certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies to certain freestanding financial instruments that embody an obligation for the entity that may require the entity to issue shares, redeem or repurchase its shares.

The Company's Series A and B preferred stock each have mandatory redemption features that subject the Company to the analysis of equity versus liability. In accordance with SFAS 150, both Series A and B have features that embody a conditional obligation to redeem the instrument upon events not certain to occur and accordingly, are not classified as liabilities until such events are certain to occur. With respect to the Series A Preferred Stock, such condition is contingent upon the holder having no further need for surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, having no such surety bonds then outstanding. With respect to the Series B Preferred Stock, in accordance with SFAS 150, if the stock provides an option to the holder to convert to common shares at a rate equivalent to fair value, then the financial instruments are not mandatorily redeemable during the period in which the holder can convert the shares into common shares. Accordingly, the Company has determined that only the Series A preferred stocks should not be classified as liabilities. However, in accordance with Securities and Exchange Commission (SEC) Issued Topic No. D- 98, SEC Staff Announcement, "Classification and Measurement of Redeemable Securities", a company that issues preferred shares that are conditionally redeemable (i.e., the shares are not within the scope of SFAS 150 because there is no unconditional obligation to redeem the shares at a specified or determinable date or upon an event certain to occur) is required to account for the conditionally redeemable preferred shares in accordance with Accounting Series Release 268, which states that the shares are to be reflected on the company's balance sheet between total liabilities and stockholders' equity as temporary equity.

NOTE K - STOCK WARRANTS
-----------------------

At May 31, 2010, the Company had issued and outstanding warrants to purchase 10,107,897 shares of common stock.

On December 30, 2005, the Company issued warrants to purchase 45,402,996 shares of common stock in connection with the Series A and B Preferred Stock private placements, of which 10,107,897 remain outstanding. The exercise price of the warrants is one-tenth of one cent ($.001) per share. The warrants expire on December 30, 2010. The warrants were valued using the Black-Scholes pricing model. The warrants issued in connection with the Series A Preferred Stock were valued at $.08 per share or $83,043. The warrants issued in connection with the Series B Preferred Stock were valued at $.01 per share or $449,972.

NOTE L-STOCK-BASED COMPENSATION
-------------------------------

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 25, 2006, the compensation committee of the board of directors awarded 23,400,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share, of which 5,500,000 shares vested immediately and the remaining 17,900,000 options vesting over the next four years ending in May 2010. The term of the options is five years and expires in May 2011. As of May 31, 2009, the awarded options had been reduced to 21,300,000 due to changes in employment status for two employees. Subsequent to May 31, 2009, 1,500,000 vested options expired, leaving 19,800,000 options awarded, all of which are vested.

On December 28, 2006, the compensation committee of the board of directors awarded 2,100,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 450,000 shares vested immediately and the remaining 1,650,000 options vesting over the next three years ending in December 2009. The term of the options is five years and expires in December 2011. As of May 31, 2009, the awarded options had been reduced to 1,800,000 due to changes in employment status. As of May 31, 2010, all of these options have vested.

On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014.

The following table summarizes option activity under the Plan for the fiscal year ended May 31, 2010.

                                     2010
                                              Number    Weighted-Avg.
                            Weighted-Avg.   Of Shares    Remaining     Aggregate
                              Exercise        Under         Life       Intrinsic
                                Price         Option      (Years)        Value

                            ------------- ------------- ------------- ----------
Balance at June 1, 2009     $  .06652      24,100,000
Options granted                .04000      10,000,000
Options exercised                   -               -

Options canceled/expired       .07000       1,500,000
                            ------------- -------------
Balance, May 31, 2010       $  .05822      32,600,000
                            ============= =============

Exercisable at May 31, 2010 $  .06176      27,300,000       1.53      $     -
                            ============= =============
Expected to vest            $  .04000       5,300,000       4.08      $     -
                            ============= =============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity and pricing information for the non-vested shares under the Plan for the year ended May 31, 2010.

                           2010

                                                            Number
                                    Weighted-Average          Of
                                       Grant Date         Non-vested
                                       Fair Value           Shares
                                    ---------------- -------------------

Balance at June 1, 2009
                                    $       .01818          2,750,000
Options granted                             .02962         10,000,000
Options vested                              .02540        ( 7,450,000)
Options canceled/expired
                                                 -
                                    ---------------- -------------------

Balance at May 31, 2010             $       .02962          5,300,000
                                    ================ ===================


No options were granted in fiscal 2009. There were no options exercised in fiscal 2010 or 2009. The total fair value of shares vested amounted to approximately $189,000 and $93,000 in fiscal 2010 and 2009 respectively.

Stock-based compensation expense attributable to such awards amounted to approximately $252,000 and $11,000 in fiscal years ended May 31, 2010 and 2009 respectively. Unrecognized compensation expense related to non-vested awards at May 31, 2010 was approximately $17,156 and is expected to be recognized over the next year.

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

NOTE M - INCOME TAXES
---------------------

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statement. Such differences include the income recognition of a portion of the unearned premium reserve, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2010, the Company had operating loss carry forwards of approximately $16.5 million. These carry forwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

The Company has fully reserved the $5.6 million tax benefit of the operating loss carry forward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N-STOCKHOLDERS EQUITY
--------------------------

In fiscal 2010, the Company issued 1,675,000 shares of the Company's common stock as additional consideration in connection with short-term and demand borrowing arrangements totaling $500,000. The shares were valued at approximately $.0169 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $28,275.

In fiscal 2010, warrants totaling 2,963,668 were exercised for cash and issuance of 2,963,668 common shares of the Company.

In fiscal 2010, the Company issued 5,354,642 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.0146 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $78,178.

In fiscal 2010, the Company issued 6,005,925 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.00912 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $54,774.

In fiscal 2010, the Company issued 5,171,993 shares of the Company's common stock in connection with the forbearance agreement of the bridge-financing arrangement (See Note H). The shares were valued at approximately $.0365 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $188,778.

In fiscal 2010, the Company issued 13,609,872 shares of the Company's common stock in connection with the exchange of Series B Preferred Shares for Series C Preferred Shares (See Note J).

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O-STATUTORY FINANCIAL DATA (UNAUDITED)
-------------------------------------------

The Company's insurance subsidiary files calendar year financial statements prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principals are that statutory financial statements do notreflect deferred policy acquisition costs and certain assets are non-admitted.

Statutory surplus as of May 31, 2010 and 2009 and net income for the Company's insurance subsidiary the calendar year ended December 31, 2009 and 2008 and five-month periods ended May 31, 2010 and 2009 are as follows:

     Statutory Surplus        May 31, 2010                       $ 5,869,182
     Statutory Surplus        May 31, 2009                       $ 5,439,269
     Net Income               Calendar year 2009                     279,136
     Net Income               Calendar year 2008                     177,018
     Net Income               Five-month period 2010                  72,782
     Net Income               Five-month period 2009                  76,395


Statutory surplus exceeds the minimum capital requirements provided by West Virginia state law of $2.0 million.

Under the Consent Order issued by the Commissioner of the State of West Virginia for the acquisition of the insurance subsidiary by the Company, no dividends can be declared or paid from the insurance subsidiary without the prior written approval of the Insurance Commissioner.


NOTE P - COMMITMENTS AND CONTINGENCIES
--------------------------------------

ACQUISITION COMMITMENTS AND MATERIAL AGREEMENTS

On February 8, 2008, the Company entered into an agreement (the "Merger Agreement") with Reclamation Surety Holding Company, inc. ("RSH") to acquire by merger (the "Merger") all of the business and assets of RSH, including the stock of RSH's subsidiaries, Cumberland Surety, Inc ("Cumberland") and NewBridge Services, Inc. ("NewBridge") for a purchase price of $3,400,000, less certain indebtedness of RSH ("the Merger Consideration"). Upon execution of the Merger Agreement, the Company made a nonrefundable deposit in the amount of $50,000 for the benefit of the RSH shareholders, such amounts to be applied toward the Merger Consideration at closing. On June 24, 2008, the Company amended its Merger Agreement with Reclamation Surety Holding Company, Inc. releasing the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deposit to the sellers and extending the date for closing until October 31, 2008 after which time either party may terminate the Merger Agreement. Discussions continue with RSH, and the Merger Agreement has not been terminated. Among other conditions, closing was subject to the closing by the Company of an equity financing. RSH and subsidiaries perform surety underwriting services and service surety bonding programs. The acquisition was expected to add a substantial depth of experience and expertise to the Company.

On August 20, 2008, the Company entered into a stock purchase agreement (the "Agreement") with National Indemnity Company ("NICO"), pursuant to which the Company agreed to acquire 100% of the outstanding stock of Unione Italiana Reinsurance Company of America ("Unione"). Such agreement was amended on November 13, 2008 to clarify certain definitions and calculation of the purchase price, in addition to extending until December 31, 2008 the date by which the Company must satisfy the financing condition prior to closing and which after time either party may terminate the Agreement. The Company was unable to provide certification to NICO that the Company had cash available or had existing or committed borrowing facilities ("Financing Certificate") which together were sufficient to enable it to consummate the acquisition of Unione by December 31, 2008. Under the terms of the Agreement, as amended, NICO had the right to terminate the Agreement at its discretion and retain the good faith deposit of $75,000. By letter dated January 15, 2010, NICO exercised this right of termination.

LEASE COMMITMENTS

The Company leases certain office equipment with combined monthly payments of approximately $615 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $3,905 each month.

The Company leases an apartment for corporate use that has a remaining term of 6 months at a monthly rate of $560.00 plus electric utilities.

The Company holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $180 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

Rental expense for these lease commitments totaled approximately $63,452 and $66,092 during 2010 and 2009.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2010 are:

     Fiscal year 2010-2011                 10,362
     Fiscal year 2011-2012                  7,002
                                       ------------
                      Total              $ 17,364
                                       ============

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

The carrying values and fair values of the Company's financial instruments at May 31, 2010 and 2009 are as follows:

                                                             2010                                 2009
                                              ------------------------------------ ------------------------------
                                                  Carrying            Fair             Carrying            Fair
                                                   Amount             Value             Amount            Value
                                              ----------------- ------------------ ----------------- ------------
ASSETS
Bonds available for sale                      $ 6,618,472       $ 6,618,472        $   908,766       $   908,766
Mortgage-backed securities held to maturity             -                 -          5,085,300         5,157,936
Cash and short-term investments                   338,650           338,650            467,791           467,791
Premiums and other receivables                    179,299           179,299             89,308            89,308
Equity securities (included in other assets)            -                 -              7,862             7,862

LIABILITIES
Notes payable                                   4,601,223         4,601,223          4,052,872         4,052,872
Accounts payable and advance premiums             246,833           246,833            343,075           343,075
Accrued expenses and other liabilities          1,549,760         1,549,760            944,656           944,656

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE R - OTHER RISKS, UNCERTAINTIES AND CONCENTRATIONS
------------------------------------------------------

CONCENTRATION OF CREDIT RISK

As of May 31, 2010 the Company's investment securities of approximately $6,883,000 are solely comprised of mortgage-backed securities and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

The Company transacts the majority of its business with three financial institutions, one for commercial banking services and the others for brokerage and custodial services. Periodically, the amount on deposit in financial institutions providing commercial banking services exceeds the $250,000 federally insured limit. Management believes these financial institutions are financially sound. With respect to the financial institutions providing brokerage and custodial services, amounts on deposit are invested in money market funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities.

Management believes that substantially all receivables are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

CONCENTRATION IN PRODUCTS, MARKETS AND CUSTOMERS

The Company's insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 82% and 65% of the Company's fiscal 2010 and 2009 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 60% and 52% of the Company's fiscal 2010 and 2009 revenues, respectively, as follows:

                                               2010                                 2009
                                ------------------------------------- ----------------------------------
                                                      Investment                          Investment
                                     Surety            Advisory           Surety           Advisory
                                     Premium             Fees            Premium             Fees
                                ------------------ ----------------- ----------------- -----------------
Customer group # 1              $   277,000        $    73,000       $   259,000       $    71,000
Customer group # 2                  262,000             46,000           248,000            40,000
Customer group # 3                  167,000              1,400                 -                 -
                                ------------------ ----------------- ----------------- -----------------
                         TOTAL      706,000            120,400           507,000           111,000
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

                                                 YEAR ENDED
INDUSTRY SEGMENT                        MAY 31, 2010      MAY 31, 2009
-------------------------------      ----------------- -----------------
REVENUES:
 Investment advisory                 $      361,412    $      232,853
 Surety insurance                         1,210,611           961,480
 Corporate                                        -               851
                                     ----------------- -----------------
 Total revenues                      $    1,572,023    $    1,195,184
                                     ================= =================

OPERATING INCOME (LOSS):
 Investment advisory                 $      113,005    $     (136,830)
 Surety insurance                           536,938           313,556
 Corporate                               (2,107,399)       (1,625,102)
                                     ----------------- -----------------
 Total operating income (loss)       $   (1,457,456)   $   (1,448,376)
                                     ================= =================

IDENTIFIABLE ASSETS:
 Investment advisory                 $       51,097    $       49,752
 Surety insurance                         7,724,941         6,916,041
 Corporate                                   22,001            32,345
                                     ----------------- -----------------
 Total assets                        $    7,798,039    $    6,998,138
                                     ================= =================

CAPITAL ACQUISITIONS:
 Investment advisory                 $            -    $            -
 Surety insurance                             5,819                 -
 Corporate                                        -             6,563
                                     ----------------- -----------------
 Total capital acquisitions          $        5,819    $        6,563
                                     ================= =================

DEPRECIATION CHARGED TO
IDENTIFIABLE ASSETS:
 Investment advisory                 $           45    $           50
 Surety insurance                             7,282             7,513
 Corporate                                    3,282             4,999
                                     ----------------- -----------------
 Total Depreciation                  $       10,609    $       12,562
                                     ================= =================

INTEREST EXPENSE:
 Investment advisory                 $            -    $        1,023
 Surety insurance                                 -                23
 Corporate                                  956,973           603,999
                                     ----------------- -----------------
 Total interest expense              $      956,973    $      605,045
                                     ================= =================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - RELATED PARTY TRANSACTIONS
-----------------------------------

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

During fiscal 2010, advances to the Company from Mr. Jacobs amounted to $710,435, which included assumption of company debt in the amount of $185,652, and repayments to Mr. Jacobs amounted to $706,412. As of May 31, 2010, the balance due Mr. Jacobs was $7,104. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2010 was $178,444.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2009 and 2010 fiscal years.

As of September 10, 2010, $12,574 was owed by the Company to Mr. Jacobs.

OTHER RELATED PARTIES

During the years ended May 31, 2010 and May 31, 2009, a company owned by a board member provided consulting services. This company provided services totaling $62,100 and $62,531 in 2010 and 2009. Amounts owed to this company at year end are treated as related party payables in the amounts $96,160 and $75,009 at May 31, 2010 and 2009.

During the year ended May 31, 2009, the company borrowed money from an individual that became a board member during 2010. Loans in the amount of $110,000 were borrowed as part of the second round bridge financing and demand loans in the amounts of $150,000 were borrowed and paid back in 2009. Total amounts owed to this board member at May 31, 2010 consisted of $75,000 in demand notes and $360,000 in bridge financing. Total amounts owed to this board member at May 31, 2009 consisted of $75,000 in demand notes and $250,000 in initial bridge financing.

NOTE U - REINSURANCE
--------------------

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. At May 31, 2010 and 2009, the Company had prepaid reinsurance premiums of $214,385 and $87,114 and ceded reinsurance payable/(deposited) of ($122,568) and $92,173. During 2010, the amounts deposited with the Reinsurer were greater than the ceded premium written, resulting in a net deposit instead of a payable.

There were no ceded losses and lae expenses for the years ended May 31, 2010 or 2009.

The effects of reinsurance on premium written and earned for fiscal 2010 and 2009 are as follows;

              2010 Written    2010 Earned     2009 Written    2009 Earned
              --------------- --------------- --------------- -------------
    Direct    $  1,114,197    $  1,026,896    $    905,519    $    651,933
    Ceded     $    385,259    $    257,987    $     92,174    $      5,060
              --------------- --------------- --------------- -------------
    Net       $    728,938    $    768,909    $    813,345    $    646,873


NOTE V - EVENTS SUBSEQUENT TO MAY 31, 2010
------------------------------------------

Subsequent to May 31, 2010, the Company obtained new borrowings of $9,500 from individuals to fund ongoing operation and made repayments of $159,500. Such borrowings were obtained under demand notes bearing interest at the rate of 10%.

Additionally, the Company obtained various borrowings from individuals and businesses totaling $295,000 at the rate of 10%, which mature in September and October 2010. These borrowings included the issuance of 895,000 shares of its common stock as additional consideration. Additionally, there were advances to the Company from its largest shareholder and CEO amounting to $320,420, with repayments totaling $314,950.

On June 30, 2010, the Company awarded 500,000 shares to an individual as compensation for services instrumental to advancing the Company's business plan, including introductions and negotiations with reinsurers, investors and insurers with the potential to provide license authority in additional states. In August 2010, these shares were issued.

On September 10, 2010, in accordance with the Bridge financing agreement, the Company became obligated to issue in the aggregate 6,213,285 shares of its common stock to the holders of such notes.

On June 30, 2010, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock with such accumulated accrued and unpaid dividends amounting to $371,232, $1,197,525, and $2,859,271 as of June 30, 2010.



                                               JACOBS FINANCIAL GROUP, INC.
                                                      AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF INVESTMENTS-
 OTHER THAN INVESTMENTS IN RELATED PARTIES                                                                    SCHEDULE I
----------------------------------------------------------------------------------------------------------------------------




                                                                                                                 AMOUNT
                                                                                                                AT WHICH
 AT MAY 31, 2010                                                                                              SHOWN IN THE
                                                                        COST*                VALUE            BALANCE SHEET
                                                                      -------------       -------------       --------------

 Fixed maturities:
 Bonds:
 United States Government and government agencies and authorities     $          -        $          -        $           -
 States, municipalities, and political subdivisions                              -                   -                    -
                                                                      -------------       -------------       --------------
 Total fixed maturities                                                          -                   -                    -

 Equity securities:
                                                                                 -                   -                    -
                                                                      -------------       -------------       --------------
 Total equity securities                                                         -                   -                    -


 Mortgage-backed securities guaranteed by U.S. government agency         6,413,856           6,618,472            6,618,472

 Short-term investments, at cost (approximates market value)               264,079             264,079              264,079
                                                                      -------------       -------------       --------------

 Total investments                                                    $  6,677,935        $  6,882,551        $   6,882,551
                                                                      ============        ============        ==============


 * Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accrual of discounts

                                            JACOBS FINANCIAL GROUP, INC.
                                                  AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                            SCHEDULE II
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS - PARENT COMPANY ONLY
                                                                                 MAY 31, 2010          MAY 31, 2009
                                                                                --------------        --------------
 Assets:
 Cash                                                                           $    (16,526)         $     (2,028)
 Accounts receivable from affiliates                                                       -                     -
 Prepaid expense and other assets                                                     15,696                24,822
 Furniture and equipment, net                                                          6,269                 9,551
 Investment in subsidiaries, equity method                                         5,360,750             4,661,611
 Due from affiliates, net                                                            718,054               989,836
                                                                                --------------        --------------
 Total assets                                                                   $  6,084,243          $  5,683,792
                                                                                ==============        ==============
 LIABILITIES:
 Accounts payable                                                                    $ 6,710               $ 6,460
 Accrued expenses and professional fees                                              519,187               365,859
 Related party payable                                                               159,907                93,884
 Notes payable                                                                     4,159,119             3,614,791
 Related party note payable                                                          442,104               437,281
 Due to affiliates                                                                         -               176,000
 Other liabilities                                                                   830,893               334,929
 Series B Preferred Stock                                                          3,826,882                     -
                                                                                --------------        --------------
        Total liabilities                                                          9,944,802             5,029,204

 MANDATORILY REDEEMABLE PREFERRED STOCK                                            3,005,266            14,290,109

 STOCKHOLDERS EQUITY:
 Common stock                                                                         21,446                17,968
 Additional paid in capital                                                        3,404,431             2,626,236
 Series C Stock                                                                    8,701,217                     -
 Accumulated deficit                                                             (18,992,919)          (16,279,725)
                                                                                --------------        --------------
        Total stockholders equity (deficit)                                       (6,865,825)          (13,635,521)
                                                                                --------------        --------------
                 Total liabilities and stockholders equity                      $  6,084,243          $  5,683,792
                                                                                ==============        ==============
STATEMENTS OF INCOME - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                     2010                  2009
                                                                                --------------        --------------
 REVENUES
 Equity in undistributed net income (loss) of consolidated subsidiaries         $    513,139          $     95,178
 Tax benefit to parent from subsidiary attributable to
 utilization of net operating loss carryforwards                                     148,174                81,549
 Interest income                                                                           -                   851
                                                                                --------------        --------------
        Total revenues                                                               661,313               177,578

 EXPENSES:
 General and administrative                                                          904,505             1,016,956
 Interest                                                                            968,343               603,999
 Accrued dividends on stock liability                                                242,639                     -
 Depreciation                                                                          3,282                 4,999
                                                                                --------------        --------------
        Total expenses                                                             2,118,769             1,625,954
                                                                                --------------        --------------

 Net income (loss)                                                                (1,457,456)           (1,448,376)

 Accrued dividends on equity stock                                                  (374,662)                    -
 Accretion of mandatorily redeemable convertible preferred stock,
 including accrued dividends                                                        (881,075)           (1,609,311)
                                                                                --------------        --------------
 Net income (loss) attributable to common stockholders                          $ (2,713,193)         $ (3,057,687)
                                                                                ==============        ==============

                                            JACOBS FINANCIAL GROUP, INC.
                                                  AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                            SCHEDULE II
--------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                     2010                  2009
                                                                                --------------        --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                              $ (1,457,456)         $ (1,448,376)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

 Equity in undistributed net loss of consolidated subsidiaries                      (513,139)              (95,177)
 Accrual of preferred stock dividend                                                 155,708                     -
 Accretion of preferred stock                                                         86,931                     -
 Stock option compensation expense                                                   251,632                11,462
 Stock issued in connection with financing arrangements                              261,958               231,554
 Depreciation                                                                          3,282                 4,999
 Loss on disposal of equipment                                                             -                     -
 Change in other assets, accounts payable and accrued expense, net                   724,690               568,504
                                                                                --------------        --------------

 TOTAL CASH USED IN OPERATIONS                                                      (486,394)             (727,034)

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Contributions to insurance company subsidiary                                      (186,000)             (759,000)
 Funds provided to affiliates for operations                                          95,782               (40,871)
 Purchase of furniture and equipment                                                       -                (6,563)
                                                                                --------------        --------------

 TOTAL CASH USED IN INVESTING ACTIVITIES                                             (90,218)             (806,434)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of mandatorily redeemable preferred stock                     10,000               435,000
 Proceeds from exercise of stock warrants                                              2,963                     -
 Redemption of mandatorily redeemable preferred stock                                      -                     -
 Proceeds from borrowings                                                          1,017,500             1,252,500
 Repayment of borrowings                                                            (473,172)             (319,725)
 Proceeds from short-term borrowings from related party                              691,764               606,057
 Repayment of short-term borrowings to related party                                (686,941)             (454,777)
                                                                                --------------        --------------

 TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                                         562,114             1,519,055
                                                                                --------------        --------------

 CHANGE IN CASH                                                                      (14,498)              (14,413)

 Cash at beginning of year                                                            (2,028)               12,385
                                                                                --------------        --------------

 Cash at end of year                                                            $    (16,526)         $     (2,028)
                                                                                ==============        ==============

                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTARY INSURANCE INFORMATION
 AS OF MAY 31, 2010 AND 2009 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE III
------------------------------------------------------------------------------------------------------------------------------------


                       RESERVE FOR
                         LOSSES
                          AND                     OTHER                                         AMORTIZATION
                          LOSS                   POLICY                                CLAIMS        OF
           DEFERRED     EXPENSES,                  AND                               LOSSES AND   DEFERRED
            POLICY       FUTURE                 CONTRACT                   NET       SETTLEMENT    POLICY         OTHER       NET
          ACQUISITION    POLICY     UNEARNED      CLAIMS     PREMIUM    INVESTMENT    EXPENSES   ACQUISITION    OPERATING   PREMIUMS
 SEGMENT     COSTS       CLAIMS     PREMIUMS     PAYABLE     REVENUE     INCOME       INCURRED      COSTS       EXPENSES    WRITTEN
--------- -----------  ----------- ---------    --------    ---------   ----------   ----------  -----------    ---------  ---------

2010

Surety     $ 128,453    $ 611,190   $ 618,095       $ -     $ 768,909   $ 273,577     $ 178,531   $ 256,810        $ -     $ 728,938


------------------------------------------------------------------------------------------------------------------------------------

2009

Surety     $ 143,173    $ 432,658   $ 530,794       $ -     $ 646,873   $ 288,747     $ 186,007   $ 153,263        $ -     $ 813,345



------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INSURANCE INFORMATION - REINSURANCE
 AS OF MAY 31, 2010 AND 2009 AND FOR THE YEARS THEN ENDED                                                          SCHEDULE IV
------------------------------------------------------------------------------------------------------------------------------

                                                                                       CEDED TO OTHER
2010                                                            GROSS AMOUNT             COMPANIES             NET AMOUNT

                                                            ---------------------    -------------------   -------------------
Premiums written:
         Property and casualty insurance                    $          1,114,197     $          385,259    $          728,938

                                                            ---------------------    -------------------   -------------------
         Total premiums written                             $          1,114,197     $          385,259    $          728,938
                                                            =====================    ===================   ===================

Premiums earned:
         Property and casualty insurance                    $          1,026,896     $          257,987    $          768,909

                                                            ---------------------    -------------------   -------------------
         Total premiums earned                              $          1,026,896     $          257,987    $          768,909
                                                            =====================    ===================   ===================



                                                                                       CEDED TO OTHER
2009                                                            GROSS AMOUNT             COMPANIES             NET AMOUNT

                                                            ---------------------    -------------------   -------------------
Premiums written:
         Property and casualty insurance                    $            905,519     $           92,174    $          813,345

                                                            ---------------------    -------------------   -------------------
         Total premiums written                             $            905,519     $           92,174    $          813,345
                                                            =====================    ===================   ===================

Premiums earned:
         Property and casualty insurance                    $            651,933     $            5,060    $          646,873

                                                            ---------------------    -------------------   -------------------
         Total premiums earned                              $            651,933     $            5,060    $          646,873
                                                            =====================    ===================   ===================



                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 AS OF MAY 31, 2010 AND 2009 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE VI
------------------------------------------------------------------------------------------------------------------------------------



     COLUMN A       COLUMN B    COLUMN C COLUMN D COLUMN E  COLUMN F   COLUMN G      COLUMN H       COLUMN I      COLUMN J  COLUMN K



                                RESERVE
                                  FOR
                                LOSSES                                             CLAIMS, LOSSES
                                  AND    DISCOUNT                                  AND SETTLEMENT  AMORTIZATION
                                 LOSS     IF ANY,                                EXPENSES INCURRED     OF
                    DEFERRED   EXPENSES, DEDUCTED                                    RELATED TO      DEFERRED   PAID CLAIMS
                     POLICY      FUTURE     IN                           NET                          POLICY    AND CLAIMS     NET
AFFILIATION WITH  ACQUISITION    POLICY   COLUMN  UNEARNED  PREMIUM  INVESTMENT  CURRENT    PRIOR  ACQUISITION  ADJUSTMENT  PREMIUMS
   REGISTRANT        COSTS       CLAIMS     C     PREMIUMS  REVENUE    INCOME      YEAR     YEARS     COSTS      EXPENSES    WRITTEN
----------------- ----------- ---------- -------- --------- -------- ---------- ---------  -------  ---------   ----------- --------

2010

Consolidated
property-casualty
entities             $128,453 $ 611,190    $ -    $618,095 $ 768,909 $ 273,577  $ 178,531    $ -    $ 256,810       $ -     $728,938


------------------------------------------------------------------------------------------------------------------------------------

2009

Consolidated
property-casualty
entities             $143,173 $ 432,658    $ -    $530,795 $ 646,873 $ 288,747  $ 186,007    $ -    $ 153,263       $ -     $813,345


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


                                     JACOBS FINANCIAL GROUP, INC.

Dated:   September 13, 2010          By: /s/ John M. Jacobs
                                     -------------------------------------------
                                         John M. Jacobs
                                         President and CEO
                                         Director
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   September 13, 2010                        By:/s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     President and CEO
                                                     Director

Dated:   September 13, 2010                        By:/s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     Chief Financial Officer

Dated:   September 13, 2010                        By:/s/ Mario J. Marra
        ------------------------                   ----------------------------
                                                     Mario J. Marra
                                                     Director

Dated:   September 13, 2010                        By:/s/ C. David Thomas
        ------------------------                   ----------------------------
                                                     C. David Thomas
                                                     Director

Dated:   September 13, 2010                        By:/s/ Eric D. Ridenour
        ------------------------                   ----------------------------
                                                     Eric D. Ridenour
                                                     Director

Dated:   September 13, 2010                        By:/s/ Bradley W. Tuckwiller
        ------------------------                   ----------------------------
                                                     Bradley W. Tuckwiller
                                                     Director