Form 10-Q
period 2010-08-31
JACOBS FINANCIAL GROUP, INC.
filed 2010-10-20
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2010

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   ===================================== ==================================
                 DELAWARE                           84-0922335
   ------------------------------------- ----------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
              incorporation)
   ===================================== ==================================



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

               Yes[ X ]                              No[   ]
                   ---


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer    [    ]        Accelerated filer          [   ]
Non-accelerated filer      [    ]        Smaller reporting company  [ X ]
                                                                     ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes[   ]                             No[ X ]
                                                       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 225,379,679 shares of common stock as of October 15, 2010.


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                                              Page
                                                                                       --------------------

Consolidated Condensed Balance Sheets                                                          F-1
Consolidated Condensed Statements of Operations                                                F-2
Consolidated Condensed Statements of Comprehensive Income (Loss)                               F-3
Consolidated Condensed Statements of Cash Flows                                                F-4
Consolidated Condensed Statement of Mandatorily Redeemable Preferred Stock and               F-5 and
Stockholders Equity (Deficit)                                                                  F-6
Notes to Consolidated Condensed Financial Statements                                           F-7

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                           AUGUST 31, 2010    MAY 31, 2010
                                                                                          ----------------- ----------------
ASSETS

INVESTMENTS AND CASH:

 Bonds and mortgaged-back securities available for sale, at market value                  $    6,945,239    $    6,618,472
  (amortized cost - 8/31/10 $6,746,736; 05/31/10 $6,413,857)
 Short-term investments, at cost (approximates market value)                                     172,638           264,079
 Cash                                                                                            125,423            74,571
                                                                                          ----------------- ----------------
                                            TOTAL INVESTMENTS AND CASH                         7,243,300         6,957,122

 Investment income due and accrued                                                                31,227            31,833
 Premiums and other accounts receivable                                                          186,876           147,466
 Prepaid reinsurance premium                                                                     263,723           214,385
 Funds deposited with Reinsurers                                                                       -           122,568
 Deferred policy acquisition costs                                                               175,268           128,453
 Furniture, Automobile, and equipment, net of accumulated depreciation
  of $146,320 and $144,102, respectively                                                          37,820            18,380
 Other assets                                                                                     22,291            27,832
 Intangible assets                                                                               150,000           150,000
                                                                                          ----------------- ----------------
                                                          TOTAL ASSETS                    $    8,110,505    $    7,798,039
                                                                                          ================= ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Reserve for losses and loss expenses                                                     $      653,516    $      611,190
 Reserve for unearned premiums                                                                   780,313           618,095
 Accrued expenses and professional fees payable                                                  598,246           613,301
 Accounts payable                                                                                165,176           150,673
 Ceded reinsurance payable                                                                        29,721                 -
 Related party payable                                                                            96,185            96,160
 Term note payable to related party                                                              360,000           360,000
 Demand notes payable to related party                                                            96,666            82,104
 Notes payable                                                                                 4,266,907         4,159,119
 Accrued interest payable                                                                        749,887           651,983
 Accrued interest payable to related party                                                       107,289            71,481
 Other liabilities                                                                               232,217           212,995

 Mandatorily redeemable Series B Preferred Stock, $.0001 Par value per share; 3,136.405 Shares authorized; 2,817.004 Shares issued and outstanding at August 31, 2010 and May 31,
 2010; stated liquidation value of $1,000 per share                                            3,950,011         3,826,882
                                                                                          ----------------- ----------------
                        TOTAL LIABILITIES                                                     12,086,134        11,453,983

 Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 2,675 shares issued and outstanding at August 31, 2010
 and May 31, 2010, respectively; stated liquidation value of $1,000 per share                  3,039,971         3,005,266
                                                                                          ----------------- ----------------
                        TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                           3,039,971         3,005,266

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

 Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized; 6,804.936  shares  issued and outstanding at August 31, 2010 and May 31,  2010, respectively;  includes  $2,859,271 and  $2,670,286
 accrued Series C dividends, respectively                                                      8,890,202         8,701,217

 Common  stock,  $.0001 par value per  share;  490  million  shares authorized;  215,859,012 and 214,464,012 shares issued and outstanding
 at August 31, 2010 and May 31, 2010,  respectively                                               21,586            21,446
 Additional  paid in capital                                                                   3,440,332         3,404,431
 Accumulated   deficit                                                                       (19,566,223)      (18,992,919)
 Accumulated  other comprehensive income (loss)                                                  198,503           204,615
                                                                                          ----------------- ----------------
                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (7,015,600)       (6,661,210)
                                                                                          ----------------- ----------------

                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $    8,110,505    $    7,798,039
                                                                                          ================= =================

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                         THREE MONTHS ENDED AUGUST 31,
                                                                                        -----------------------------
                                                                                              2010            2009
                                                                                        -------------  --------------

REVENUES:

 Investment advisory services                                                           $    54,170    $     64,326
 Insurance premiums and commissions                                                         198,990         214,332
 Net investment income                                                                       33,251          72,244
 Net realized investment gains (losses)                                                      51,019               -
 Other income                                                                                 1,633           4,822
                                                                                        -------------  --------------
                                      TOTAL REVENUES                                        339,063         355,724


OPERATING EXPENSES:

 Incurred policy losses                                                                      42,327          48,185
 Insurance policy acquisition costs                                                          59,981          62,602
 General and administrative                                                                 255,398         400,614
 Mutual fund costs                                                                                -          38,326
 Depreciation                                                                                 3,392           2,795
                                                                                        -------------  --------------
                                      TOTAL OPERATING EXPENSES                              361,098         552,522
                                                                                        -------------  --------------

                                      NET INCOME (LOSS) FROM OPERATIONS                     (22,035)       (196,798)

 Accrued dividends and accretion of Series B Mandatorily
  Redeemable Preferred Stock                                                               (123,129)              -
 Interest expense                                                                          (204,368)       (327,284)
                                                                                        -------------  --------------

                                      NET INCOME (LOSS)                                    (349,532)       (524,082)

 Accrued dividends on Series C Preferred Stock equity                                      (188,985)              -
 Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends                                              (34,705)       (418,860)
                                                                                        -------------  --------------

        NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $  (573,222)   $   (942,942)
                                                                                        =============  ==============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

        NET INCOME (LOSS) PER SHARE                                                     $         -    $      (0.01)
                                                                                        =============  ==============


        WEIGHTED-AVERAGE SHARES OUTSTANDING                                             214,963,577     185,278,229
                                                                                        =============  ==============






                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)





                                                                                            THREE MONTHS ENDED
                                                                                                AUGUST 31
                                                                                        ------------------------------

                                                                                              2010            2009
                                                                                        --------------   -------------

COMPREHENSIVE INCOME (LOSS):

Net income (loss) attributable to common stockholders                                   $   (573,222)    $  (942,942)


OTHER COMPREHENSIVE INCOME (LOSS):


 Net unrealized gain (loss) of available-for-sale investments
 arising during period                                                                        30,732           5,421

 Reclassification adjustment for realized (gain) loss included
 in net income                                                                               (36,844)              -
                                                                                        --------------   -------------

 Net unrealized gain (loss) attributable to available-for-sale
 investments recognized in other comprehensive income                                         (6,112)          5,421
                                                                                        --------------   -------------

  COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                       $    (579,334)   $   (937,521)
                                                                                        ==============   =============
















                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                         THREE MONTHS ENDED AUGUST 31
                                                                                         ----------------------------
                                                                                              2010           2009
                                                                                         -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                                                        $ (349,532)    $ (524,082)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Unearned premium                                                                     112,880            953
        Stock option expense                                                                  13,452        138,890
        Stock issued (or to be issued) in connection with financing arrangements              22,507        223,886
        Accrual of Series B preferred stock dividends and accretion                          123,129              -
        Provision for loss reserves                                                           42,326         48,185
        Amortization of premium                                                               57,458         14,873
        Depreciation                                                                           3,392          2,795
        Accretion of discount                                                                   (166)        (4,579)
        Realized (gain) loss on sale of securities                                           (51,018)             -
        Loss on disposal of equipment                                                            336              -
        Change in operating assets and liabilities:
           Other assets                                                                        5,541          7,199
           Premium and other receivables                                                     (39,410)        (4,559)
           Investment income due and accrued                                                   1,260           (817)
           Deferred policy acquisition costs                                                 (46,815)       (15,561)
           Related party accounts payable                                                         25         15,525
           Accounts payable and cash overdraft                                                14,503         57,917
           Accrued expenses and other liabilities                                            290,168       (106,098)
                                                                                         -------------   ------------
        NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                   200,036       (145,473)

CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase) decrease in short-term investments                                                91,441         75,508
 Costs of bonds acquired                                                                  (1,292,185)             -
 Costs of mortgaged-backed securities acquired                                              (643,019)      (396,343)
 Sale of securities available for sale                                                       840,684              -
 Repayment of mortgage-backed securities                                                     754,713        324,321
 Purchase of furniture and equipment                                                         (23,168)             -
                                                                                         -------------   ------------
        NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                                  (271,534)         3,486

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party debt                                                            334,870        106,597
 Repayment of related party debt                                                            (320,308)      (102,515)
 Proceeds from borrowings                                                                    304,500        317,500
 Repayment of borrowings                                                                    (196,712)       (86,396)
 Proceeds from issuance of Series A preferred stock                                                -         10,000
 Proceeds from exercise of common stock warrants                                                   -          1,795
                                                                                         -------------   ------------
        NET CASH FLOWS FROM FINANCING ACTIVITIES                                             122,350        246,981

NET INCREASE (DECREASE) IN CASH                                                               50,852        104,994

CASH AT BEGINNING OF PERIOD                                                                   74,571         80,038
                                                                                         -------------   ------------

CASH AT END OF PERIOD                                                                    $   125,423     $  185,032
                                                                                         =============   ============
SUPPLEMENTAL DISCLOSURES
 Interest paid                                                                           $    46,298     $  257,471
 Income taxes paid                                                                                 -              -

 Non-cash investing and financing transaction:
  Additional consideration paid for issuance of debt                                          22,507        223,886

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

                             See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2010


                       -----------------    ----------------------------------------------------------------------------------------

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)

                                            ----------------------------------------------------------------------------------------
                          SERIES A                                           SERIES C PREFERRED               ACCUMULATED
                     MANDATORILY REDEEMABLE                                 --------------------                 OTHER
                                                                ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                           PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)     TOTAL
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------
BALANCE, MAY 31, 2010   2,675 $3,005,266   214,464,012 $21,446  $3,404,431 6,804.936 $ 8,701,217 $(18,992,919) $204,615 $(6,661,210)

Issuance of common
 stock as compensa-
 tion for services          -          -       500,000      50       1,998         -           -           -          -       2,048

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -       895,000      90       3,769         -           -           -          -       3,859

Accretion of Series A
 mandatorily redeemable
 convertible preferred
 stock                      -      4,626             -       -           -         -           -      (4,626)         -      (4,626)

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     30,079             -       -           -         -           -     (30,161)         -     (30,161)

Accrued dividends of
 Series C equity
 preferred stock            -          -             -       -           -         -     188,985    (188,985)                     -

Increase (Decrease) in
 accural of common
 shares to be issued
 in connection with
 financing arrangements     -          -             -       -      16,682         -           -           -          -      16,682

Common stock option
 expense                    -          -             -       -      13,452         -           -           -          -      13,452

Unrealized net gain
 on available for sale
 securities                 -          -             -       -           -         -           -           -     (6,112)     (6,112)

Net income (loss),
 three month period
 ended August 31, 2010      -          -             -       -           -         -           -     (349,532)        -    (349,532)
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------

BALANCE,
 AUGUST 31, 2010        2,675 $3,039,971   215,859,012 $21,586  $3,440,332 6,804.936 $ 8,890,202 $(19,566,223) $198,503 $(7,015,600)
                       ====== ==========   =========== =======  ========== ========= =========== ============= ======== ============

                       -----------------    ----------------------------------------------------------------------------------------




                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three month period ended August 31, 2010, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2011. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 14, 2010.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements as of August 31, 2009 to be consistent with the presentation in the Consolidated Financial Statements as of August 31, 2010. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $2,713,000 and $3,058,000 for the years ended May 31, 2010 and 2009 and has incurred losses of approximately $573,000 for the three month period ended August 31, 2010. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

Expansion of FSC's business to other states is a key component of fully implementing the Company's business plan. Regulatory approval and licensing is required for each state in which FSC seeks to conduct business. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves, due to FSC's status as a new entry into this market, and based upon current financial condition of the parent company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London, in April 2009, and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in those states in addition to West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

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

Certain equity inducements in the form of common stock of the Company were provided under the terms of the bridge loan documents. Upon issuance of the bridge notes, an aggregate of 7% of the outstanding common stock of the Company was issued to the bridge lenders. Upon retirement of the notes upon consummation of a qualified equity offering, the Company will issue to the bridge lenders a percentage of the outstanding common stock of the Company which, when added to the stock initially issued, may equal as much as 28% of the common stock of the Company that would otherwise have been retained by the holders of the Company's common shares immediately prior to the financing. Finally, because a qualified financing was not completed by September 10, 2008, the Company was required to issue to the bridge lenders under the terms of the loan documents a total of 2.8% of the Company's outstanding common shares at such date. An additional 2.8% of the Company's outstanding common shares are required to be issued upon each six-month anniversary date thereof until retirement of the notes. (See Note D).

Given current financial market conditions and the uncertainties as to when stability will return to the financial markets, until permanent financing can be secured, management will strive to reduce and then eliminate operating losses by implementing further measures to control and reduce costs while maintaining and growing the Company's current revenue base. Unless permanent financing can be

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three month period ended August 31, 2010, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on August 31, 2010.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency
mortgage-backed securities         $        5,454,442  $           201,402  $           11,700  $         5,644,144
State and municipal securities                970,715                4,231                 623              974,323
Foreign obligations                           321,579                5,193                   -              326,772
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,746,736  $           210,826  $           12,323  $         6,945,239
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2010.

                                                         Gross Unrealized     Gross Unrealized
                                     Amortized Cost            Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency
mortgage-backed securities         $        6,413,856  $           208,315  $            3,700  $         6,618,472
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,413,856  $           208,315  $            3,700  $         6,618,472
                                   =================== ==================== =================== ====================

The Company's short-term investments of $172,638 and $264,079 at August 31, 2010 and May 31, 2010 consisted of money-market investment funds.

Management believes the Company has the ability to hold all fixed income securities to maturity. However, during fiscal year 2010, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company reclassified all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income. Cost of these investments totaled $5,647,133 and market value at transfer was $5,822,613 for an unrealized gain of $175,480.

There are no securities classified as held to maturity at May 31, 2010 or August 31, 2010.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                   August 31, 2010
                                         ---------------------------------------------------------------------
                                                      Fair Value Measurements Using
                                          --------------- ----------------- ---------------- -----------------
                                             Level 1          Level 2           Level 3         Assets At
                                                                                                Fair Value
                                         ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $      6,945,239  $             -  $      6,945,239
Short-term investments at fair value             172,638                 -                -           172,638
                                         ---------------- ----------------- ---------------- -----------------
Total Assets                             $       172,638  $      6,945,239  $             -  $      7,117,877


JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                                     May 31, 2010
                                         --------------------------------------------------- -----------------
                                                   Fair Value Measurements Using
                                         ---------------- ----------------- ---------------- -----------------
                                             Level 1          Level 2           Level 3         Assets At
                                                                                                Fair Value
                                         ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $      6,618,472  $             -  $      6,618,472
Short-term investments at fair value             264,079                 -                -           264,079
                                         ---------------- ----------------- ---------------- -----------------
Total Assets                             $       264,079  $      6,618,472  $             -  $      6,882,551

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2010 or at August 31, 20010.

During the three months ended August 31, 2010, the company recognized gross realized gains on the sale of securities classified as available-for-sale. The sales consisted of U.S. Government agency mortgage backed securities with an amortized cost basis of $789,666, which were sold for a gain of $51,019.

NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following unsecured notes payable to individuals and a commercial bank as of August 31, 2010 and May 31, 2010 respectively:

                                                             August 31,           May 31,
                                                                2010               2010
                                                        ------------------ ------------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%
($75,000 to related party)                              $       1,182,000  $       1,057,000

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below
($360,000 to related party)                                     3,500,000          3,500,000

Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12.00                                        21,666              7,104

Unsecured  term  note  payable  to  commercial  bank
in the  original  amount of $250,000 and payable in
equal monthly payments of $5,738;  interest rate fixed
@ 13.25% maturing January 31, 2012                                 19,907             37,119
                                                        ------------------ ------------------
                                    Notes payable       $       4,723,573  $       4,601,223
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

During the three months ended August 31, 2010 and the year ended May 31, 2010, a company owned by a board member provided consulting services. This company provided services totaling $15,525 in the three months ended August 31, 2010 and $15,525 in the three months ended August 31, 2009. Amounts owed to this company are treated as related party payables in the amounts $96,185 and $96,160 at August 31, 2010 and May 31, 2010.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. During the three months ended August 31, 2010, the principal shareholder personally assumed debt that was payable by the Company in the amount of $169,180, of which $19,180 was interest and $150,000 was principal. The following table summarizes the activity under such arrangement for the three month period ended August 31, 2010.

                                              Three month
                                             period ended
                                               August 31,
                                                 2010
                                           ------------------
Balance owed, beginning of period          $           7,104
Proceeds from borrowings                             122,375
Assumption of company debt                           169,180
Accrued payroll offsetting repayments                 43,315
Repayments                                          (320,308)
                                           ------------------
Balance owed, end of period                $          21,666
                                           ==================


Scheduled maturities and principal payments for each of the next five years ending August 31 are as follows:

2011 (including demand notes)          $      4,723,573
2012 - 2015                                           -
                                       -----------------
                                       $      4,723,573
                                       =================

NOTE E-STOCKHOLDERS EQUITY
--------------------------

In the three month period ending August 31, 2010, the Company issued 895,000 shares of the Company's common stock in connection with new and continued borrowings totaling $895,000. The shares were valued at approximately $.004312 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $3,859.

In the three month period ending August 31, 2010, the Company awarded 500,000 shares to an individual as compensation for services instrumental to advancing the Company's business plan, including introductions and negotiations with reinsurers, investors and insurers with the potential to provide license authority in additional states. The shares were valued at approximately $.004095 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $2,048.

As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matures at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Company's Certificate of Incorporation provides for two classes of capital stock, known as common stock, $0.0001 par value per share (the

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

For the year ending May 31, 2010, 6,804.936 shares of Series B Stock were surrendered and exchanged for 6,804.936 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer, it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $44,624 and $78,505 for the three-month period ended August 31, 2010. The remaining Series B shares are continuing to be accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the 3 month period ending August 31, 2010.


NOTE F - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------

As of August 31, 2010, the Company had accrued and withheld approximately $167,000 in Federal payroll taxes and approximately $31,000 in West Virginia payroll withholdings. These amounts have not been remitted and are still payable at October 20, 2010, as well as penalties and interest of approximately $31,000. These amounts are reflected in the accompanying financial statements as accrued expenses, and management intends to pay this obligation as soon as possible.


NOTE G - SEGMENT REPORTING
--------------------------
The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                   THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT        AUGUST 31,         AUGUST 31,
                                                   2010               2009
                        ----------------     ---------------     --------------
REVENUES:
 Investment advisory                         $        55,804     $       69,148
 Surety insurance                                    283,259            286,575
 Corporate                                                 -                  -
                                             ---------------     --------------
 Total revenues                              $       339,063     $      355,723
                                             ===============     ==============

NET INCOME (LOSS):
 Investment advisory                                 $11,897     $      (11,042)
 Surety insurance                                    120,321            129,930
 Corporate                                          (481,750)          (642,970)
                                             ---------------     --------------
 Total net income (loss)                     $      (349,532)    $     (524,082)
                                             ===============     ==============

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE H - REINSURANCE
--------------------

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract called for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. Year 2 of the contract is 12 months in duration, with premium due within 30 days of the end of the second Agreement Year, June 1, 2011, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. At August 31, 2010 and May 31, 2010, the Company had prepaid reinsurance premiums of $263,723 and $214,385 and ceded reinsurance payable/(deposited) of $29,721 and ($122,568). At May 31, 2010, the amounts deposited with the Reinsurer were greater than the ceded premium written, resulting in a net deposit instead of a payable.

There were no ceded losses and lae expenses for the three months ended August 31, 2010 or 2009

The effects of reinsurance on premium written and earned for fiscal 2010 and 2009 are as follows;

                             THREE MONTH         THREE MONTH         THREE MONTH     THREE MONTH PERIOD
                            PERIOD ENDING       PERIOD ENDING       PERIOD ENDING     ENDING AUGUST 31,
                          AUGUST 31, 2010 -    AUGUST 31, 2010    AUGUST 31, 2009 -        2009 -
                               WRITTEN             - EARNED            WRITTEN             EARNED
                          ------------------- ------------------- ------------------ --------------------
             DIRECT       $          448,924  $          286,706  $         313,598  $           250,033
             CEDED        $          152,287  $          102,950  $         105,752  $            43,141
                          ------------------- ------------------- ------------------ --------------------
             NET          $          296,637  $          183,756  $         207,846   $          206,892
                          =================== =================== ================== =====================


NOTE I-STOCK-BASED COMPENSATION
-------------------------------

On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE J - SUBSEQUENT EVENTS
--------------------------

Subsequent to August 31, 2010, the Company obtained borrowings of $255,000 from individuals and business' to fund ongoing operations and made repayments of $100,000. Such borrowings were obtained under demand or short term notes bearing interest at the rate of 10.00%. These borrowings, and the renewal of previous borrowings, included the issuance of 680,000 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $151,517 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $153,400.

In October 2010, warrants were exercised for a total of 2,627,381 shares of the Company's common stock.

On September 10, 2010, the Company issued 6,213,285 shares of the Company's common stock in connection with the semi-annual issuance of shares under the bridge-financing arrangements (see Note D).

On September 30, 2010, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, with such accrued and unpaid quarterly dividends amounting to $30,713, $80,951 and $194,873, respectively. As of September 30, 2010, the accumulated accrued and unpaid dividend amounted to $401,945, $1,278,476, and $3,054,144, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2010 and the three-month period ended August 31, 2010, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships that will accelerate the progression of the Company's business plan, and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED AUGUST 31, 2010

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) for the three-month period ended August 31, 2010 of $573,222 as compared with a loss of $942,942 for the corresponding period ended August 31, 2009.

REVENUES

Revenues from operations for the three-month period ended August 31, 2010 were $339,063 as compared with $355,724 for the corresponding period ended August 31, 2009. The overall decrease in revenues is attributable to the timing of earned premium by FSC, the removal of mutual fund fees upon the liquidation of the Jacobs & Company Mutual Fund, and the receipt of large principal payments on mortgage backed securities, which resulted in large amortization of premiums recognized in the quarter.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $54,170 for the three-month period ended August 31, 2010 as compared with $64,326 for the corresponding period ended August 31, 2009. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management. The decrease in revenues is attributable to the liquidation of the Jacobs & Company Mutual Fund in November 2009, as summarized below. (See "Expenses, Mutual Fund Costs,")

                                                   Three-month Period Ended
                                                          August 31,
                                                          ----------
                                                    2010              2009
                                              ----------------- ----------------

Individually managed accounts                 $         54,170  $         58,419
Mutual fund                                                  -             5,907
                                              ----------------- ----------------
                                       Total  $         54,170  $         64,326
                                              ================= ================

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $283,260 for the three-month period ended August 31, 2010 as compared with $286,575 for the corresponding period ended August 31, 2009. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                   Three-month Period Ended
                                                          August 31,
                                                          ----------
                                                    2010              2009
                                              ----------------- ----------------

Premium earned                                $        183,756  $        206,892
Net investment income                                   84,270            72,243
Commissions earned                                      15,234             7,440
                                              ----------------- ----------------
                                       Total  $        283,260  $        286,575
                                              ================= ================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Whereas, commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be somewhat more "seasonable" from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The decrease in premium earned for the three-month period ended August 31, 2010 in comparison to the corresponding period from the prior year is a result of having 12 months covered by reinsurance, and thus reduced by 12 months of ceded premiums, versus only 5 months of reinsurance in the prior year. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions as well as the average assets held for investment. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $6.452 million for the three-month period ended August 31, 2009 to approximately $6.974 million for the three-month period ended August 31, 2010 offset by a decrease in investment yield from approximately 4.31% for the three-month period ended August 31, 2009 to approximately 3.72% for the three-month period ended August 31, 2010. In addition, the sale of investments resulted in a realized gain, which was offset by the amortization of premium for larger than usual principal payments on mortgage backed securities.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of August 31, 2010. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended August 31, 2010 and 2009 amounted to $42,327 and $48,185 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 23% of earned premium.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $59,981 and $62,602 for the three-month periods ended August 31, 20010 and 2009, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 33% and 30% for the periods ended August 31, 2010 and 2009 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended August 31, 2010 and 2009 were $255,398 and $400,614 respectively, representing a decrease of $145,216, and were comprised of the following:

                                                                 Three-month Period Ended
                                                                        August 31,
                                                           ------------------ ------------------
                                                                   2010               2009           Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         112,548   $        233,504  $        (120,956)
General office expense                                                28,377             27,841                536
Legal and other professional fees and costs                           25,326             67,076            (41,750)
Audit, accounting and related services                                25,543             24,018              1,525
Travel, meals and entertainment                                        9,660             15,332             (5,672)
Other general and administrative                                      53,944             32,843             21,101
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         255,398  $         400,614  $        (145,216)
                                                           ================== ================== ===================


Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $121,000 and are comprised of the following:

                                                                Three-month Period Ended
                                                                       August 31,
                                                          --------------------------------------
                                                                   2010               2009           Difference
                                                          ------------------- ------------------ -------------------
Salaries and taxes                                        $          128,546  $         126,761  $           1,785
Commissions                                                            7,631             11,332             (3,701)
Stock option expense                                                  13,452            138,890           (125,438)
Fringe benefits                                                       14,262             12,561              1,701
Key-man insurance                                                     10,988             11,219               (231)
Deferred payroll costs                                               (62,331)           (67,259)             4,928
                                                          ------------------- ------------------ -------------------
                         Total salaries and related costs $          112,548  $         233,504  $        (120,956)
                                                          =================== ================== ===================


The decrease in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                       August 31,
                                                          --------------------------------------
                                                                   2010               2009           Difference
                                                          -------------------- ------------------ ------------------

General corporate services                                $            8,589   $         38,218   $        (30,098)
Coal reclamation consulting                                            6,420                  -              6,420
Acquisition and financing related costs                               10,317             28,858            (18,541)
                                                          -------------------- ------------------ ------------------
                  Total legal and other professional fees $           25,326   $         67,076   $        (41,750)
                                                          ==================== ================== ==================

The decrease in general corporate services results primarily from legal fees incurred in the recapitalization and exchange of Series B Preferred shares for Series C Preferred shares, as well as timing differences related to review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the three-month period ended August 31, 2010, the Company incurred expense of $6,420 related to a coal reclamation consulting services agreement between FSC and an unrelated individual. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $10,317 and $28,858 for the three-month periods ended August 31, 2010 and 2009, respectively.

The decrease in travel, meals and entertainment expense for the three-month period ended August 31, 2010 as compared to the corresponding 2009 period related primarily to additional efforts made by management to reduce expense.

Other general and administrative expense increased approximately $21,000 for the three-month period ended August 31, 2010 as compared to the corresponding 2009 period. This increase in general and administrative expense is due to additional training and conferences for staff, timing of FSC board meetings, increased licenses and fees for FSC related to obtaining a U.S. Treasury Listing and the purchase of network and computer equipment.

MUTUAL FUND COSTS

J&C was the investment advisor to the Jacobs & Company Mutual Fund (the "Fund") until its liquidation and distribution to its shareholders on December 1, 2009. While the Fund was responsible for its own operating expenses, J&C, as the investment advisor, had agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. The cumulative reimbursement due the Fund by J&C as of August 31, 2010 was $54,866.

J&C had no revenue or expenses attributable to the Fund for the period ending August 31, 2010; it had absorbed $38,326 of the Fund's operating expenses during the corresponding period from the previous year.

INTEREST EXPENSE

Interest expense for the three-month period ended August 31, 2010 was $204,368 as compared with $327,284 for the corresponding period ended August 31, 2009. Components of interest expense are comprised of the following:

                                                                    Three-month Period Ended
                                                                           August 31,
                                                               -----------------------------------
                                                                      2010             2009            Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        149,973   $        83,911  $        66,062
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                 24,358           225,970         (201,612)
Interest expense on demand and term notes                                28,448            17,047           11,401
Other finance charges                                                     1,589               356            1,233
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        204,368  $        327,284  $      (122,916)
                                                               ================= ================= =================

The decrease in the expense of common shares issued (or to be issued) for the three-month period ended August 31, 2010 as compared to the corresponding period of the previous year was largely attributable to the issuance of common stock on June 5, 2009 in relation to the agreement with the bridge loan holders. Interest expense on bridge-financing increased due to the increase in the interest rate to 17% as part of the forebearance agreement terms. Interest expense on demand and term notes increased due to increased borrowings.


ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended August 31, 2010 and 2009 are as follows:

                                                                  Three-month Period Ended
                                                                         August 31,
                                                            --------------------------------------
                                                                    2010                2009            Difference
                                                            --------------------- ------------------ -----------------
Accretion of discount                                       $            4,626    $       148,300    $      (143,674)
Accrued dividends - mandatorily redeemable preferred stock              30,079            270,559           (240,480)
Accrued dividends - equity preferred stock                             188,985                  -            188,985
                                                            --------------------- ------------------ -----------------
                            Total accretion and dividends   $          223,690    $       418,859    $      (195,169)
                                                            ===================== ================== =================


The Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, accretion of $44,624 and dividends of $78,505 associated with the Series B remaining after that date are deductions from net income and not included in the table above. The decrease in the accretion of discount and the accrued dividends on mandatorily redeemable preferred stock results from this exclusion of Series B subsequent to November 30, 2009 as well as the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock. Series C equity stock accrues dividends at the same rate as the Series B it was exchanged for, however it is separated in the table above due to Series C not being mandatorily redeemable. Series C does not accrete.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

INTANGIBLE ASSETS

In exchange for the purchase price of $2.9 million for the 2005 acquisition of FSC, the Company received cash and investments held by FSC totaling $2.75 million, with the difference being attributed to the multi-line property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually for recoverability and impairment loss. Impairment loss, if any, is measured by estimating future cash flows attributable to such assets based on forecasts and projections and comparing such discounted cash flow amounts to the carrying value of the asset. Should actual results differ from such forecasts and projections, such assets may be subject to future impairment charges.

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of August 31, 2010.

FSC is licensed to write surety in West Virginia and Ohio and has focused its efforts primarily on coal permit bonds. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state jurisdictions, and the surety bonds posted to assure that reclamation is accomplished are generally long-term in nature, with mining operations and reclamation work being conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the relevant properties in accordance with the specifications of the mining permit prepared by independent outside professionals experienced in this field of work. Such estimates are then periodically updated and compared with marketable securities pledged and held in an account in which FSC has a security interest as collateral for the surety bond to significantly mitigate FSC's exposure to loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds in the collateral account to reclaim the property or as an offset in forfeiting the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations if sufficient collateral is not obtained or if the collateral has experienced significant deterioration in value and FSC is not otherwise able to recover under its contractual rights to indemnification.

Miscellaneous fixed-liability surety bonds are generally fully collateralized by the principal's cash investment into a collateral investment account managed by the Company's investment advisory subsidiary (Jacobs & Co.) that mitigates FSC's exposure to loss. Losses can occur should the principal default on the performance required by the bond and the collateral held in the investment account experiences deterioration in value.

In establishing its reserves for losses and loss adjustment expense, management continually reviews its exposure to loss based on reports provided after periodic monitoring and inspections, along with industry averages and historical experience. Management has estimated such losses based on industry experience, adjusted for factors that are unique to the Company's approach, and in consultation with actuaries experienced in the surety field.

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced significant losses (after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) of approximately $2,713,000 and $3,058,000 for the fiscal years ended May 31, 2010 and 2009, respectively, and a loss of approximately $573,000 for the three-month period ended August 31, 2010. The Company had positive cash flow of approximately $200,000 from operating activities for the three-month period ended August 31, 2010. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation, certain payroll taxes and withholdings from 2009 or to cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Of the Company's investments and cash of $7,243,300 as of August 31, 2010, $7,234,122 is restricted to FSC. Furthermore, capital raised pursuant to the sale of Series A preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.

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

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. In fiscal 2009, the Company was able to increase the capital of FSC, reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a recent entry into this market and the financial condition of the Company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company became stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to its insurance subsidiary and to fund continuing operations as the business is being fully developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

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

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reach more substantial levels. While growth of the FSC business continues to provide additional cash flow to the Company's other subsidiaries, Jacobs and Triangle Surety, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's exposure to the subprime mortgage risk is minimal due to its investment in mortgage-backed securities having been limited to only those securities backed by the United States government (i.e. Government National Mortgage Association or GNMA securities). The Company also holds municipal obligations that have been fully defeased through the purchase of Resolution Funding Corporation ("REFCORP") strips that were placed in escrow and provide the means for the bond repayment. REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to provide funds to the Resolution Trust Corporation ("RTC") in order to help resolve the Savings and Loan failures. REFCORP operates as a United States Treasury agency under the direction of the RTC Oversight Board, whose chair is the secretary of the United States Treasury, and its obligations are ultimately backed by the United States government.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.


ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of August 31, 2010. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2010, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of August 31, 2010, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of August 31, 2010 and May 31, 2010 and the results of its operations and cash flows for the three month period ended August 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principals (GAAP).

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.


ITEM 1A.   RISK FACTORS
-----------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the three months ended August 31, 2010, 1,395,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings. Subsequent to August 31, 2010, 680,000 common shares were issued in private placements to various individuals pursuant to short term borrowings, 2,627,381 common shares were issued to holders exercising the company's warrants, and 6,213,285 common shares were issued to the Bridge lenders.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $1,458,510.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION
-------------------------

None.


ITEM 6. EXHIBITS
----------------
3.1   Company's Articles of Incorporation (1)
3.2   Company's By-laws (1)
3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
10.1  Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2) (4)
10.2  Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated
      August 20, 2008 (5) (6)
31.1  Certification  of Chief  Executive  Officer  and Chief  Financial  Officer pursuant to Rule 13a-146.1  promulgated under the
      Securities Exchange Act of 1934
32.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1  Form of Subscription Agreement and Promissory Note  (Bridge-financing) (3)
------------------------------------------------------------------------------------------------------------------------------------
      (1)   Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
      (2)   Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
      (3)   Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008
      (4)   Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008
      (5)   Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008
      (6)   Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 20, 2010                    JACOBS FINANCIAL GROUP, INC.
                              --------------------------------------------------
                                                 (Registrant)
                           By:
                              /s/John M. Jacobs
                              --------------------------------------------------
                              John M. Jacobs, President