Form 10-Q
period 2010-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2011-01-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2010

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

               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

               Yes[  ]                             No[X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 233,487,622 shares of common stock as of January 19, 2010.


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                       Page
                                                                      ------

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

JACOBS FINANCIAL GROUP, INC.
Consolidated Condensed Balance Sheets (Unaudited)

                                                                                               November 30, 2010     May 31, 2010
                                                                                               -----------------  ------------------
ASSETS

INVESTMENTS AND CASH:
Bonds  and  mortgaged-back  securities  available  for  sale,  at  market  value               $     6,987,603    $      6,618,472
(amortized  cost  -  11/30/10  $6,766,540;   05/31/10   $6,413,857)
Short-term investments, at cost (approximates market value)                                            258,662             264,079
Cash                                                                                                    45,558              74,571
                                                                                               -----------------  ------------------
                   TOTAL INVESTMENTS AND CASH                                                        7,291,823           6,957,122

Investment income due and accrued                                                                       45,640              31,833
Premiums and other accounts receivable                                                                 117,552             147,466
Prepaid reinsurance  premium                                                                           185,165             214,385
Funds deposited with Reinsurers                                                                         18,735             122,568
Deferred policy acquisition costs                                                                      121,442             128,453
Furniture, Automobile, and equipment, net of accumulated depreciation of
$150,435 and $144,102, respectively                                                                     36,066              18,380
Other assets                                                                                            21,079              27,832
Intangible assets                                                                                      150,000             150,000
                                                                                               -----------------  ------------------
                   TOTAL ASSETS                                                                $     7,987,502    $      7,798,039
                                                                                               =================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss  expenses                                                                $ 703,901           $ 611,190
Reserve  for  unearned  premiums                                                                       539,257             618,095
Accrued expenses and  professional  fees payable                                                       606,703             613,301
Accounts payable                                                                                       173,125             150,673
Related party payable                                                                                   98,209              96,160
Term note payable to related  party                                                                    360,000             360,000
Demand notes  payable to related party                                                                 217,159              82,104
Notes payable                                                                                        4,337,694           4,159,119
Accrued interest payable                                                                               863,227             651,983
Accrued interest payable to related party                                                              105,925              71,481
Other liabilities                                                                                      196,504             212,995

Mandatorily  Redeemable  Series B Preferred  Stock,  $.0001 Par Value Per Share;
3,136.405 Shares Authorized; 2,817.004 Shares Issued and Outstanding At November
30, 2010 and May 31, 2010; Stated Liquidation Value of $1,000 Per Share                              4,076,377           3,826,882
                                                                                               -----------------  ------------------
                   TOTAL LIABILITIES                                                                12,278,081          11,453,983
                                                                                               -----------------  ------------------
Series a  Preferred  Stock,  $.0001  Par  Value  Per  Share;  1  Million  Shares
Authorized; 2,675 Shares Issued and Outstanding At November 30, 2010 and May 31,
2010, Respectively; Stated Liquidation Value of $1,000 Per Share                                     3,075,370           3,005,266
                                                                                               -----------------  ------------------
                   TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                                      3,075,370           3,005,266
                                                                                               -----------------  ------------------
COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized;
6,804.936  shares issued and  outstanding at November 30, 2010 and May 31, 2010, respectively;  includes  $3,054,144 and  $2,670,286  accrued Series C dividends,
respectively                                                                                         9,085,075           8,701,217

Common  stock,  $.0001  par value per  share;  490  million  shares  authorized;
226,747,282 and  214,464,012  shares issued and outstanding at November 30, 2010
and May 31, 2010, respectively                                                                          22,675              21,446
Additional  paid in capital                                                                          3,480,767           3,404,431
Accumulated deficit                                                                                (20,175,529)        (18,992,919)
Accumulated other comprehensive income (loss)                                                          221,063             204,615
                                                                                               -----------------  ------------------
                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (7,365,949)         (6,661,210)
                                                                                               -----------------  ------------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $    (7,987,502)   $      7,798,039
                                                                                               =================  ==================

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                               THREE MONTHS ENDED NOVEMBER 30,         SIX MONTHS ENDED NOVEMBER 30,
                                                               ------------------------------          ----------------------------
                                                                     2010            2009                  2010            2009
                                                               --------------    ------------          ------------    ------------
REVENUES:

Investment advisory services                                   $      64,427     $    66,963           $   118,597     $   131,288
Insurance premiums and commissions                                   239,793         208,517               438,783         422,850
Net investment income                                                 67,184          71,260               100,435         143,503
Net realized investment gains (losses)                                12,689          (2,098)               63,707          (2,098)
Other income                                                           6,188             945                 7,821           5,767
                                                               --------------    ------------          ------------    ------------
                   TOTAL REVENUES                                    390,281         345,587               729,343         701,310


OPERATING EXPENSES:

Incurred policy losses                                                50,384          49,501                92,711          97,686
Insurance policy acquisition costs                                    77,353          67,567               137,334         130,168
General and administrative                                           314,204         327,712               569,601         728,325
Mutual fund costs                                                          -          36,587                     -          74,913
Depreciation                                                           4,115           2,649                 7,507           5,445
                                                               --------------    ------------          ------------    ------------
                   TOTAL OPERATING EXPENSES                          446,056         484,016               807,153       1,036,537
                                                               --------------    ------------          ------------    ------------

           NET INCOME (LOSS) FROM OPERATIONS                         (55,775)       (138,429)              (77,810)       (335,227)

Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock                                          (126,366)              -              (249,495)              -
Interest expense                                                    (196,890)       (181,815)             (401,258)       (509,099)
                                                               --------------    ------------          ------------    ------------

                   NET INCOME (LOSS)                                (379,031)       (320,244)             (728,563)       (844,326)

Accrued dividends on Series C Preferred Stock equity                (194,873)              -              (383,858)              -
Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                         (35,399)       (393,693)              (70,104)       (812,553)
                                                               --------------    ------------          ------------    ------------

      NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS    $    (609,303)    $  (713,937)          $(1,182,525)    $(1,656,879)
                                                               ==============    ============          ============    ============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                    $           -     $         -           $     (0.01)    $     (0.01)
                                                               ==============    ============          ============    ============


WEIGHTED-AVERAGE SHARES OUTSTANDING                              223,993,563     198,663,501           219,453,898     189,857,107
                                                               ==============    ============          ============    ============







                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


                                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                     NOVEMBER 30                 NOVEMBER 30
                                                                                -----------------------   -------------------------
                                                                                   2010         2009          2010         2009
                                                                                ----------  -----------   ------------ ------------
COMPREHENSIVE INCOME (LOSS):

Net income (loss) attributable to common stockholders                           $(609,303)  $(713,937)    $(1,182,525) $(1,656,879)


OTHER COMPREHENSIVE INCOME (LOSS):

Net unrealized gain (loss) of available-for-sale
 investments arising during period                                                 27,111      23,000          57,843       28,421

Reclassification adjustment for realized (gain) loss
 included in net income                                                            (4,551)      2,098         (41,395)       2,098
                                                                                ----------  -----------   ------------ ------------

Net unrealized gain (loss) attributable to available-for-sale
 investments recognized in other comprehensive income                              22,560      25,098          16,448       30,519
                                                                                ----------  -----------   ------------ ------------

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKOLDERS                  $(586,743)  $(688,839)    $(1,166,077) $(1,626,360)
                                                                                ==========  ===========   ============ ============











                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                      THREE MONTHS ENDED NOVEMBER 30  SIX MONTHS ENDED NOVEMBER 30
                                                                      ------------------------------  ----------------------------
                                                                           2010             2009           2010            2009
                                                                      --------------   -------------  --------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                     $    (379,031)   $  (320,244)   $    (728,563)   $ (844,326)

Adjustments  to reconcile  net income
 (loss) to net cash provided by (used in) operating activities:

Unearned premium                                                           (162,498)      (160,985)         (49,618)     (160,032)
Stock option expense                                                          1,110         34,105           14,562       172,995
Stock issued (or to be issued) in connection
 with financing arrangements                                                 37,546         10,208           60,053       234,094
Accrual of Series B preferred stock dividends and accretion                 126,366              -          249,495             -
Provision for loss reserves                                                  50,385         49,501           92,711        97,686
Amortization of premium                                                      24,276         16,732           81,734        31,605
Depreciation                                                                  4,115          2,649            7,507         5,444
Accretion of discount                                                          (578)        (4,638)            (744)       (9,217)
Realized (gain) loss on sale of securities                                  (12,689)             -          (63,707)            -
Loss on disposal of equipment                                                     -              -              336             -
Change in operating assets and liabilities:
   Other assets                                                               1,212          9,448            6,753        16,647
   Premium and other receivables                                             69,324        (28,118)          29,914       (32,677)
   Investment income due and accrued                                        (12,732)           814          (11,472)           (3)
   Deferred policy acquisition costs                                         53,826         53,855            7,011        38,294
   Related party accounts payable                                             2,025         10,525            2,050        26,050
   Accounts payable and cash overdraft                                        7,949         57,097           22,452       115,014
   Accrued expenses and other liabilities                                    36,264         94,384          326,432       (11,714)
                                                                      --------------   -------------  --------------   -----------
       NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                  (153,130)      (174,667)          46,906      (320,140)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments                               (86,024)       (52,825)           5,417        22,683
Costs of bonds acquired                                                    (504,993)             -       (1,797,178)            -
Costs of mortgaged-backed securities acquired                               (97,311)      (223,744)        (740,330)     (620,087)
Sale of securities available for sale                                       203,072              -        1,043,756             -
Repayment of mortgage-backed securities                                     366,739        357,206        1,121,452       681,527
Purchase of furniture and equipment                                          (2,361)            -           (25,529)           -
                                                                      --------------   -------------  --------------   -----------
       NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                  (120,878)        80,637         (392,412)       84,123

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                                            505,649        149,935          840,519       256,532
Repayment of related party debt                                            (385,157)      (153,969)        (705,465)     (256,484)
Proceeds from borrowings                                                    583,000        315,000          887,500       632,500
Repayment of borrowings                                                    (512,213)      (156,450)        (708,925)     (242,846)
Proceeds from issuance of Series A preferred stock                                -              -                -        10,000
Proceeds from exercise of common stock warrants                               2,864          1,168            2,864         2,963
                                                                      --------------   -------------  --------------   -----------

       NET CASH FLOWS FROM FINANCING ACTIVITIES                             194,143        155,684          316,493       402,665

NET INCREASE (DECREASE) IN CASH                                             (79,865)        61,654          (29,013)      166,648

CASH AT BEGINNING OF PERIOD                                                 125,423        185,032           74,571        80,038
                                                                      --------------   -------------  --------------   -----------
CASH AT END OF PERIOD                                                 $      45,558    $   246,686    $      45,558    $  246,686
                                                                      ==============   =============  ==============   ===========
SUPPLEMENTAL DISCLOSURES

Interest paid                                                         $      45,686    $     9,607    $      91,984    $  267,078
Income taxes paid                                                                 -              -                -             -

Non-cash investing and financing transaction:
 Additional consideration paid for issuance of debt                          37,546         10,208           60,057       234,094

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2010

                                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                      -----------------  -------------------------------------------------------------------------------------------
                         SERIES A
                   MANDATORILY REDEEMABLE          COMMON STOCK           SERIES C PREFERRED
                                         -------------------------------  --------------------               ACCUMULATED
                                                              ADDITIONAL                                       OTHER
                      PREFERRED STOCK                          PAID-IN                AMOUNT   ACCUMULATED  COMPREHENSIVE
                      SHARES   AMOUNT      SHARES      AMOUNT  CAPITAL     SHARES    AND APIC    DEFICIT    INCOME (LOSS)   TOTAL
                      ------ ----------  -----------  ------- ----------  --------- ---------- -------------  --------  ------------
BALANCE,
 AUGUST 31, 2010       2,675 $3,039,971  215,859,012  $21,586 $3,440,332  6,804.936 $8,890,202 $(19,566,223) $ 198,503 $ (7,015,600)

Issuance of common
 stock as compensation
 for services              -          -            -        -          -                                  -          -            -

Issuance of common
 stock as additional
 consideration for
 financing arrangements    -          -    8,024,284      803     11,290                                  -          -       12,093

Exercise of warrants       -          -    2,863,986      286      2,578                                  -          -        2,864

Accretion of Series A
 mandatorily redeemable
 convertible preferred
 stock                     -      4,686            -        -                                        (4,686)         -       (4,686)

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock           -     30,713            -        -          -                            (30,716)         -      (30,716)

Accrued dividends of
 Series C equity
 preferred stock           -          -            -        -          -          -    194,873     (194,873)         -            -

Increase (Decrease)
 in accrual of common
 shares to be issued
 in connection with
 financing arrangements                                           25,457                                                     25,457

Common stock option
 expense                   -          -            -        -      1,110                                  -          -        1,110

Unrealized net gain
 on available
 for sale securities       -          -            -        -          -                                  -     22,560       22,560

Net income (loss),
 three month period
 ended November 30,
 2010                      -          -            -        -          -          -          -     (379,031)         -     (379,031)
                      ------ ----------  -----------  ------- ----------  --------- ---------- -------------  --------  ------------
BALANCE,
 NOVEMBER 30, 2010     2,675 $3,075,370  226,747,282  $22,675 $3,480,767  6,804.936 $9,085,075 $(20,175,529)  $221,063  $(7,365,949)
                      ====== ==========  ===========  ======= ==========  ========= ========== =============  ========  ============
                      -----------------  -------------------------------------------------------------------------------------------


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2010

                                                                         STOCKHOLDERS' EQUITY (DEFICIT)
                         -----------------   ---------------------------------------------------------------------------------------
                            SERIES A                                                                           ACCUMULATED
                      MANDATORILY REDEEMABLE           COMMON STOCK           SERIES C PREFERRED                  OTHER
                                             -------------------------------  --------------------             COMPREHEN-
                                                                  ADDITIONAL                                      SIVE
                         PREFERRED STOCK                           PAID-IN              AMOUNT   ACCUMULATED     INCOME
                         SHARES   AMOUNT       SHARES      AMOUNT  CAPITAL   SHARES    AND APIC    DEFICIT       (LOSS)    TOTAL
                         ------ ----------   -----------  ------- --------- --------- ---------- ------------- -------- ------------

BALANCE,
 MAY 31, 2010             2,675 $3,005,266   214,464,012  21,446 $3,404,431 6,804.936 $8,701,217 $(18,992,919) $204,615 $(6,661,210)

Issuance of
 common stock
 as compensation
 for services                 -          -       500,000      50      1,998         -          -            -         -       2,048

Issuance of common
 stock as additional
 consideration for
 financing arrangements       -          -     8,919,284     893     15,059         -          -            -         -      15,952

Exercise of warrants          -          -     2,863,986     286      2,578         -          -            -         -       2,864

Accretion of Series
 A mandatorily
 redeemable
 convertible
 preferred stock              -      9,312             -       -          -         -          -       (9,312)        -      (9,312)

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock              -     60,792             -       -          -         -          -      (60,877)        -     (60,877)

Accrued dividends of
 Series C equity
 preferred stock              -          -             -       -          -         -    383,858     (383,858)        -           -

Increase (Decrease)
 in accrual of common
 shares to be issued
 in connection with
 financing arrangements       -          -             -       -     42,139         -          -            -         -      42,139

Common stock option
 expense                      -          -             -       -     14,562         -          -            -         -      14,562

Unrealized net gain
 (loss) on available
 for sale securities          -          -             -       -          -         -          -            -    16,448      16,448

Net income (loss),
 six months ended
 November 30, 2010            -          -             -       -          -         -          -     (728,563)        -    (728,563)
                         ------ ----------   -----------  ------- --------- --------- ---------- ------------- -------- ------------
BALANCE,
 NOVEMBER 30, 2010        2,675 $3,075,370   226,747,282 $22,675 $3,480,767 6,804.936 $9,085,075 $(20,175,529) $221,063 $(7,365,949)
                         ====== ==========   ===========  ======= ========= ========= ========== ============= ======== ============
                         -----------------   ---------------------------------------------------------------------------------------


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2010, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2011. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 14, 2010.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements as of November 30, 2009 to be consistent with the presentation in the Consolidated Financial Statements as of November 30, 2010. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $2,713,000 and $3,058,000 for the years ended May 31, 2010 and 2009 and has incurred losses of approximately $609,000 and $1,183,000 for the three and six month periods ended November 30, 2010. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

Expansion of FSC's business to other states is a key component of fully implementing the Company's business plan. Regulatory approval and licensing is required for each state in which FSC seeks to conduct business. In fiscal 2009, the Company was able to increase the capital of FSC, reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a new entry into this market and the current financial condition of the parent company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London in April 2009, and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in those states in addition to West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

Beginning in fiscal 2008 and completed during the first quarter of fiscal 2009, the Company obtained two rounds of bridge financing totaling an aggregate of
$3,500,000. The financing paid expenses of operations, fees and expenses incurred in connection with a larger permanent financing which was ultimately cancelled and, in addition, to increase the capital surplus of FSC, making possible the reactivation of FSC's surety license in the state of Ohio. The terms of the bridge-financing arrangement provided for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and because such a qualified equity offering was not consummated by September 10, 2008, accrued interest-to-date was payable, and quarterly installments of principal and interest became payable over five years commencing in December 2008. The interest rates on such notes were fixed at 10.00%. Payments due December 2008 and March 2009 were not made by the Company as scheduled but a forbearance agreement was subsequently entered into with the bridge lenders on June 5, 2009, modifying payment terms to cure the default (including increasing the interest rate on the loans to 17%), issuing additional common stock to the loan holders and pledging the stock of the Company's subsidiary, CMW, as security for repayment of the loans. The modification required the Company to pay interest of $224,515 on June 10, 2009 and increase the quarterly payments by $67,185 (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. Although the Company has failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans. To date, none of the bridge lenders has elected to pursue legal remedies.

Certain equity inducements in the form of common stock of the Company have been provided under the terms of the bridge loan documents. Upon issuance of the bridge notes, an aggregate of 7% of the outstanding common stock of the Company was issued to the bridge lenders. Upon retirement of the notes upon consummation of a qualified equity offering, the Company will issue to the bridge lenders a percentage of the outstanding common stock of the Company which, when added to the stock initially issued, may equal as much as 28% of the common stock of the Company that would otherwise have been retained by the holders of the Company's common shares immediately prior to the financing. Additionally, because a qualified financing was not completed by September 10, 2008, the Company was required to issue to the bridge lenders under the terms of the loan documents a total of 2.8% of the Company's outstanding common shares at such date with an additional 2.8% of the Company's outstanding common shares issued upon each six-month anniversary date thereof until retirement of the notes. (See Note D).

Given current financial market conditions and the uncertainties as to when stability will return to the financial markets, until permanent financing can be secured management will strive to reduce and then eliminate operating losses by implementing measures to control and reduce costs while maintaining and growing the Company's current revenue base. Unless permanent financing can be secured, future revenue growth can be expected to be achieved at a slower pace than has

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

been projected by the Company. Until such time that the Company's operating costs can be serviced by the Company's revenue stream, management will continue to seek to raise additional funds for operations through private placements of stock, other long-term or permanent financing, or short-term borrowings. However, the Company cannot be certain that it will be able to continue to obtain adequate funding in order to reasonably predict whether it will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In October 2010, the FASB issued Accounting Standards Update 2010-26, "Financial Services - Insurance: Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts." This FASB is intended to specify costs incurred in the acquisition of new and renewal contracts that should be capitalized as deferred acquisition costs and amortized over time using amortization methods dependent upon the nature of the underlying insurance contract. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. Management does not expect this update to have a material effect on the Company's financial statements.

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and six month periods ended November 30, 2010, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on November 30, 2010.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $        4,969,830  $           251,912  $            3,805  $      $  5,217,937
mortgage-backed securities
State and municipal securities              1,475,058                2,241              35,196            1,442,103
Foreign obligations                           321,652                5,911                   -              327,563
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,766,540  $           260,064  $           39,001  $         6,987,603
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2010.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $        6,413,856  $           208,315  $            3,700  $         6,618,472
mortgage-backed securities
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,413,856  $           208,315  $            3,700  $         6,618,472
                                   =================== ==================== =================== ====================

The Company's short-term investments of $258,662 and $264,079 at November 30, 2010 and May 31, 2010 consisted of money-market investment funds.

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

There are no securities classified as held to maturity at May 31, 2010 or November 30, 2010.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                  November 30, 2010
                                         ---------------------------------------------------------------------
                                                    Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2           Level 3         Fair Value
                                         ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $      6,987,603  $             -  $      6,987,603
Short-term investments at fair value             258,662                 -                -           258,662
                                         ---------------- ----------------- ---------------- -----------------
Total Assets                             $       258,662  $      6,987,603  $             -  $      7,246,265

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                                                                     May 31, 2010
                                         ---------------------------------------------------------------------
                                                    Fair Value Measurements Using
                                                                                                Assets At
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


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2010 or at November 30, 20010.

During the three and six months ended November 30, 2010, the company recognized gross realized gains on the sale of securities classified as available-for-sale. For the three month period ending November 30, 2010, the sale consisted of a U.S. Government agency mortgage backed security with an amortized cost basis of $190,384, which was sold for a gain of $12,689. For the six months period ending November 30, 2010, the sales consisted of U.S. Government agency mortgage backed securities with an amortized cost basis of $980,050, which were sold for a gain of $63,707.

NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following unsecured notes payable to individuals and a commercial bank as of November 30, 2010 and May 31, 2010 respectively:

                                                                                        November 30,           May 31,
                                                                                            2010                2010
                                                                                   -------------------- -----------------------
Unsecured demand notes payable to individuals and others; interest rate
fixed @ 10.00% ($75,000 to related party)                                          $         1,217,000  $            1,057,000

Unsecured demand notes payable to individuals and others                                        53,000                       -

Unsecured note(s) payable to individual(s) under a bridge-financing
arrangement described below ($360,000 to related party)                                      3,500,000               3,500,000

Unsecured short-term advances from principal shareholder and chief
executive officer; interest rate fixed @ 12.00%                                                142,159                   7,104

Unsecured  term  note  payable  to  commercial  bank in the  original amount of $250,000 and payable in equal monthly payments of $5,738;
maturing January 31, 2011                                                                        2,694                  37,119
                                                                                   -------------------- -----------------------
                                                               Notes payable       $         4,914,853  $            4,601,223
                                                                                   ==================== =======================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the noteholders' pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

Beginning September 10, 2008, because a qualified financing had not been completed, the Company became required under the terms of the bridge financing to issue 2.80% of the Company's outstanding common shares and has issued 2.80% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. The following table summarizes the common shares issued to those note holders.

                        Date of Issuance             Shares Issued
                        ------------------         ----------------
                        September 10, 2008               4,870,449
                        March 10, 2009                   5,010,640
                        September 10, 2009               5,354,642
                        March 10, 2010                   6,005,925
                        September 10, 2010               6,213,285
                                                   ----------------
                                                        27,454,941
                                                   ================

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

On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of the Company's subsidiary, Crystal Mountain Water (CMW), as security for repayment of the loans. The original repayment schedule called for quarterly payments of $224,515. The Holders agreed that under the forbearance the Company may satisfy its obligation by increasing the quarterly payments by $67,185, (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. In addition, the interest rate was increased to 17.00%. Although the Company has failed to make the payment that was due September 10, 2009 and

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans. To date, none of the bridge lenders has elected to pursue legal remedies.

During the three and six months ended November 30, 2010 and the year ended May 31, 2010, a company owned by a board member provided consulting services. This company provided services totaling $15,525 and $31,050 in the three and six months ended November 30, 2010 and $15,525 and $31,050 in the three and six months ended November 30, 2009. Amounts owed to this company are treated as related party payables in the amounts $98,209 and $96,160 at November 30, 2010 and May 31, 2010.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. During the three months ended November 30, 2010, the principal shareholder personally assumed debt that was payable by the Company in the amount of $344,951, of which $19,951 was interest and $325,000 was principal. During the six months ended November 30, 2010, the principal shareholder personally assumed debt that was payable by the Company in the amount of $514,131, of which $39,131 was interest and $475,000 was principal. The following table summarizes the activity under such arrangement for the three and six month periods ended November 30, 2010.

                                              Three month         Six month
                                             period ended       period ended
                                             November 30,       November 30,
                                                 2010               2010
                                           ------------------ ------------------

Balance owed, beginning of period          $          21,666  $           7,104
Proceeds from borrowings                             132,806            255,181
Assumption of company debt                           344,951            514,131
Accrued payroll offsetting repayments                 27,893             71,208
Repayments                                          (385,157)          (705,465)
                                           ------------------ ------------------
Balance owed, end of period                $         142,159  $         142,159
                                           ================== ==================


Scheduled maturities and principal payments for each of the next five years ending November 30 are as follows:

2011 (including demand notes)          $      4,914,853
2012 - 2015                                           -
                                       -----------------
                                       $      4,914,853
                                       =================

NOTE E-STOCKHOLDERS EQUITY
--------------------------

In the three month period ending November 30, 2010, the Company issued 1,810,999 shares of the Company's common stock in connection with new and continued borrowings totaling $1,208,000. The shares were valued at approximately $.007539 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transactions and totaled $13,653.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In the three month period ending November 30, 2010, warrants totaling 2,863,986 were exercised for cash and 2,863,986 common shares of the Company were issued at a price of $.001 per share.

In the three month period ending November 30, 2010, the Company issued 6,213,285 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.00607 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $37,715.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Series B Shares have an 8.0% per annum compounding dividend preference, are convertible into Common Shares of JFG at the option of the holders at a conversion price of $1.00 per Share (as adjusted for dilution) and, to the extent not converted, must be redeemed by the Corporation at any time after December 31, 2010 at the option of the holder. Any such redemption is subject to legal constraints, such as the availability of capital or surplus out of which to pay the redemption, and to a determination by our Board of Directors that the redemption will not impair the operations of First Surety (see Note J).

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

For the year ending May 31, 2010, 6,804.936 shares of Series B Stock were surrendered and exchanged for 6,804.936 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer (See Note J), it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $45,415 and $80,951 for the three-month period ended November 30, 2010 and $90,039 and $159,456 for the six month period ending November 30, 2010. The remaining Series B shares are continuing to be accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the 3 or six month periods ending November 30, 2010.

NOTE F - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------

As of November 30, 2010, the Company had accrued and withheld approximately $136,000 in Federal payroll taxes and approximately $33,000 in West Virginia payroll withholdings, as well as penalties and interest of approximately $34,000. These amounts are reflected in the accompanying financial statements as accrued expenses.

NOTE G - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                  THREE MONTH PERIOD ENDED
                                                                            NOVEMBER 30,              NOVEMBER 30,
                        INDUSTRY SEGMENT                                        2010                      2009
                        ----------------                                  -----------------          --------------
REVENUES:
 Investment advisory                                                      $          70,615          $       65,810
 Surety insurance                                                                   319,666                 279,777
 Corporate                                                                                -                       -
                                                                          -----------------          --------------
 Total revenues                                                           $         390,281          $      345,587
                                                                          =================          ==============

NET INCOME (LOSS):
 Investment advisory                                                      $         (14,352)         $      (22,379)
 Surety insurance                                                                   107,066                  73,844
 Corporate                                                                         (474,745)               (371,709)
                                                                          -----------------          --------------
 Total net income (loss)                                                  $        (379,031)         $     (320,244)
                                                                          =================          ==============


                                                                                    SIX MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                                     NOVEMBER 30,              NOVEMBER 30,
                        ----------------                                        2010                      2009
                                                                          -----------------          --------------
REVENUES:
 Investment advisory                                                      $         126,418          $      134,958
 Surety insurance                                                                   602,925                 566,352
 Corporate                                                                                -                       -
                                                                          -----------------          --------------
 Total revenues                                                           $         729,343          $      701,310
                                                                          =================          ==============

NET INCOME (LOSS):
 Investment advisory                                                      $          (2,455)         $      (33,421)
 Surety insurance                                                                   227,387                 203,774
 Corporate                                                                         (953,495)             (1,014,679)
                                                                          -----------------          --------------
 Total net income (loss)                                                  $        (728,563)         $     (844,326)
                                                                          =================          ==============

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

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract called for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. Year 2 of the contract is 12 months in duration, with premium due within 30 days of the end of the second Agreement Year, June 1, 2011, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. At November 30, 2010 and May 31, 2010, the Company had prepaid reinsurance premiums of $185,165 and $214,385. At November 30 2010 and May 31, 2010, the Company had ceded reinsurance deposited with the Reinsurer in excess of ceded premium written resulting in net deposits of $18,735 and $122,568.

There were no ceded losses or loss adjustment expenses for the three and six months ended November 30, 2010 or 2009.

The effects of reinsurance on premium written and earned for the three and six month periods ending November 30, 2010 and 2009 are as follows;

                                  THREE MONTH         THREE MONTH        THREE MONTH          THREE MONTH
                                 PERIOD ENDING       PERIOD ENDING      PERIOD ENDING        PERIOD ENDING
                                  NOVEMBER 30,        NOVEMBER 30,       NOVEMBER 30,         NOVEMBER 30,
                                    2010 -               2010 -            2009 -               2009 -
                                    WRITTEN              EARNED            WRITTEN              EARNED
                                   ---------           ---------          ---------            ---------
             DIRECT                $  99,366           $ 340,421          $  66,304            $ 255,394
             CEDED                 $  26,005           $ 104,563          $  23,034            $  51,138
                                   ---------           ---------          ---------            ---------
             NET                   $  73,361           $ 235,858          $  43,270            $ 204,256
                                   =========           =========          =========            =========

                                   SIX MONTH           SIX MONTH          SIX MONTH            SIX MONTH
                                 PERIOD ENDING       PERIOD ENDING      PERIOD ENDING        PERIOD ENDING
                                  NOVEMBER 30,        NOVEMBER 30,       NOVEMBER 30,         NOVEMBER 30,
                                    2010 -               2010 -            2009 -               2009 -
                                    WRITTEN              EARNED            WRITTEN              EARNED
                                   ---------           ---------          ---------            ---------
             DIRECT                $ 548,290           $ 627,127          $ 379,902            $ 505,427
             CEDED                 $ 178,293           $ 207,513          $ 128,786            $  94,279
                                  ----------           ---------          ---------            ---------
             NET                   $ 369,997           $ 419,614          $ 251,116            $ 411,148
                                  ==========           =========          =========            =========

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE I - STOCK-BASED COMPENSATION
---------------------------------

On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014.

NOTE J - SUBSEQUENT EVENTS
--------------------------

Subsequent to November 30, 2010, the Company obtained borrowings of $69,000 from individuals and business' to fund ongoing operations and made repayments of $173,000. Such borrowings were obtained under demand or short term notes bearing interest at the rate of 10.00%. These borrowings, and the renewal of previous borrowings, included the issuance of 1,245,000 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $5,550 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $145,850.

Subsequent to November 30, 2010 and prior to their December 30, 2010 expiration, 6,257,244 warrants were exercised for conversion into Common stock. Of these, 1,990,578 were exercised by payment of cash at the warrant price of $.001 per share and 4,266,666 (gross) were exercised under the cashless exercise option, resulting in 761,904 warrants surrendered at the market price of $.0056 to effect those holders' purchase of 3,504,762 net shares. Subsequent to November 30, 2010, 986,667 warrants expired unexercised on the fifth anniversary of their issuance and the company no longer has any warrants outstanding.

On December 31, 2010, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, with such accrued and unpaid quarterly dividends amounting to $31,022, $82,583 and $198,802, respectively. As of December 31, 2010, the accumulated accrued and unpaid dividend amounted to $432,967, $1,361,058, and $3,252,946, respectively

Subsequent to November 30, 2010, the Company entered into a repayment plan with the West Virginia State Tax Department. Monthly installment payments of $2,874, including interest and penalties, are to be made through November 2011 to satisfy the payroll tax withholding obligation.

Subsequent to November 30, 2010, the Company has remitted $92,000 in Federal payroll taxes and is in the process of establishing a monthly installment plan to satisfy the remaining obligation.

The company's Series B Preferred stock matured on December 30, 2010. Under its terms, the Company's Board was required to make a good faith determination regarding (A) whether the funds of the Corporation legally available for redemption of shares of Series B Stock are sufficient to redeem the total number of shares of Series B Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to effect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Corporation shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Corporation will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series B Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series B Stock to be redeemed shall be increased by 2% of the Series B Face Amount, with the amount of such increase (I.E., 2% of the Series B Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Corporation are legally available for the redemption of shares of Series B Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series B Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Corporation redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Corporation unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject of redemption shall be paid on a pari passu basis with the Redemption Price of the Series B Stock subject of redemption in accordance herewith. Until the Redemption Price for each share of Series B Stock elected to be redeemed shall have been paid in full, such share of Series B Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.,.

The Company's Board of Directors met on December 30, 2010 and determined there were insufficient funds available for the redemption of Series B Stock.

As of this report, the Company has received requests for redemption of 2,141.341 shares of Series B Preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2010 and the six-month period ended November 30, 2010, the Company focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships to accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2010
The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) for the three-month period ended November 30, 2010 of $609,303 as compared with a loss of $713,937 for the corresponding period ended November 30, 2009.

REVENUES

Revenues from operations for the three-month period ended November 30, 2010 were $390,281 as compared with $345,587 for the corresponding period ended November 30, 2009. The overall increase in revenues is attributable to an increase in written premium by FSC, as well as the gain recognized on the sale of investments held by the company.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $64,427 for the three-month period ended November 30, 2010 as compared with $66,963 for the corresponding period ended November 30, 2009. Investment advisory fees are based on the market value of assets under management therefore some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $319,666 for the three-month period ended November 30, 2010 as compared with $279,777 for the corresponding period ended November 30, 2009. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                   Three-month Period Ended
                                                         November 30,
                                              ----------------------------------
                                                    2010              2009
                                              ----------------- ----------------

Premium earned                                $        235,858  $        204,255
Net investment income                                   79,873            71,260
Commissions earned                                       3,935             4,262
                                              ----------------- ----------------
                                       Total  $        319,666  $        279,777
                                              ================= ================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Whereas commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be somewhat more "seasonable" from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The increase in premiums earned for the three-month period ended November 30, 2010 in comparison to the corresponding period from the prior year is a result of increased premiums written for new and existing clients despite having 12 months covered by reinsurance and thus reduced by 12 months of ceded premiums, versus only 8 months of reinsurance in the prior year. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions as well as the average assets held for investment. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from $6.430 million for the three-month period ended November 30, 2009 to $7.058 million for the three-month period ended November 30, 2010, offset by a decline in investment yield from approximately 4.68% for the three-month period ended November 30, 2009 to approximately 3.29% for the three-month period ended November 30, 2010. In addition, the sale of investments resulted in a realized gain.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of November 30, 2010. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended November 30, 2010 and 2009 amounted to $50,384 and $49,501 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 21% and 24% of earned premium, respectively.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $77,353 and $67,567 for the three-month periods ended November 30, 20010 and 2009, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 33% and 33% for the periods ended November 30, 2010 and 2009 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended November 30, 2010 and 2009 were $314,204 and $327,712 respectively, representing a decrease of $13,508, and were comprised of the following:

                                                                Three-month Period Ended
                                                                       November 30,
                                                           ------------------ ------------------
                                                                 2010               2009             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         154,118  $         184,627  $          (30,509)
General office expense                                                31,914             29,566               2,348
Legal and other professional fees and costs                           43,035             30,786              12,249
Audit, accounting and related services                                31,812             24,508               7,304
Travel, meals and entertainment                                       15,356             12,617               2,739
Other general and administrative                                      37,969             45,608              (7,639)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         314,204  $         327,712  $          (13,508)
                                                           ================== ================== ===================


Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $31,000 and are comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                           -------------------------------------
                                                                 2010               2009            Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                         $         129,685  $         125,377  $            4,308
Commissions                                                           27,714              3,937              23,777
Stock option expense                                                   1,110             34,105             (32,995)
Fringe benefits                                                       18,538             14,824               3,714
Key-man insurance                                                     19,832             19,038                 794
Deferred payroll costs                                               (42,761)           (12,654)            (30,107)
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs  $         154,118  $         184,627  $          (30,509)
                                                           ================== ================== ===================

The decrease in stock option expense is attributable to the award of stock options on June 30, 2009. The increase in commissions is attributable to the Company's commission structure that pays a larger commission on the origination of a policy but reduced for subsequent policy renewals.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2010                 2009            Difference
                                                          --------------------  -----------------   ----------------
General corporate services                                $              919    $        18,060     $       (17,141)
SEC related costs                                                     29,594                  -              29,594
Coal reclamation consulting                                            5,463                344               5,119
Acquisition and financing related costs                                7,059             12,382              (5,323)
                                                          --------------------  -----------------   ----------------
                  Total legal and other professional fees $           43,035    $        30,786     $        12,249
                                                          ====================  =================   ================


In the three month period ending November 30, 2010, the Company incurred costs in response to a triennial SEC examination of its investment advisory subsidiary. The decrease in general corporate services results primarily from legal fees incurred in the recapitalization and exchange of Series B Preferred shares for Series C Preferred shares, as well as timing differences related to review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the three-month period ended November 30, 2010, the Company incurred expense of $5,463 related to a coal reclamation consulting services agreement between FSC and an unrelated individual. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $7,059 and $12,382 for the three-month periods ended November 30, 2010 and 2009, respectively.

The increase in travel, meals and entertainment expense for the three-month period ended November 30, 2010 as compared to the corresponding 2009 period related primarily to additional efforts made by management to pursue financing and strategic partnerships.

Other general and administrative expense decreased approximately $7,500 for the three-month period ended November 30, 2010 as compared to the corresponding 2009 period.

MUTUAL FUND COSTS

J&C was the investment advisor to the Jacobs & Company Mutual Fund (the "Fund") until its liquidation and distribution to its shareholders on December 1, 2009. While the Fund was responsible for its own operating expenses, J&C, as the investment advisor, had agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. The cumulative reimbursement due the Fund by J&C as of November 30, 2010 was $54,866.

J&C had no revenue or expenses attributable to the Fund for the three month period ending November 30, 2010; it had absorbed $36,587 of the Fund's operating expenses during the corresponding period from the previous year.

INTEREST EXPENSE

Interest expense for the three-month period ended November 30, 2010 was $196,890 as compared with $181,815 for the corresponding period ended November 30, 2009. Components of interest expense are comprised of the following:

                                                                   Three-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                     2010              2009           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        148,343  $        142,301  $          6,042
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                  39,228            12,222            27,006
Interest expense on demand and term notes                                 4,747            24,858          (20,111)
Other finance charges                                                     4,572             2,434             2,138
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        196,890  $        181,815  $         15,075
                                                               ================= ================= =================


The increase in the expense of common shares issued (or to be issued) for the three-month period ended November 30, 2010 as compared to the corresponding period of the previous year was attributable to the increase in borrowings. Interest expense on bridge financing increased due to increasing the interest rate to 17% as part of the forbearance agreement terms. Interest expense on demand and term notes decreased despite increased borrowings, due to an adjustment of accrued interest on a line of credit.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended November 30, 2010 and 2009 are as follows:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2010                 2009             Difference
                                                          --------------------  -----------------  -----------------
Accretion of discount                                     $            4,686    $       116,007    $      (111,321)
Accrued dividends - mandatorily redeemable preferred
stock                                                                 30,713            277,686           (246,973)
Accrued dividends - equity preferred stock                           194,873                  -            194,873
                                                          --------------------  -----------------  -----------------
                            Total accretion and dividends $          230,272    $       393,693    $      (163,521)
                                                          ====================  =================  =================


The Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, accretion of $45,415 and dividends of $80,951 associated with the Series B remaining after that date are deductions from net income and not included in the table above. The decrease in the accretion of discount and the accrued dividends on mandatorily redeemable preferred stock results from this exclusion of Series B subsequent to November 30, 2009, as well as the application of the interest or constant yield method to the initial discount recorded with respect to the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock. Series C equity stock accrues dividends at the same rate as the Series B it was exchanged for, however it is separated in the table above due to Series C not being mandatorily redeemable. Series C does not accrete.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED NOVEMBER 30, 2010

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) for the six-month period ended November 30, 2010 of $1,182,525 as compared with a loss of $1,656,879 for the corresponding period ended November 30, 2009.

REVENUES

Revenues from operations for the six-month period ended November 30, 2010 were $729,343 as compared with $701,310 for the corresponding period ended November 30, 2009. Overall revenue increased due to the continued growth of the surety business of FSC and the recognition of gains on the sale of investments held by the company. However, investment advisory services and net investment income decreased due to the removal of mutual fund fees upon the liquidation of the Jacobs & Company Mutual Fund, and the receipt of large principal payments on mortgage backed securities, which resulted in large amortization of premiums recognized in the six-month period.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $118,597 for the six-month period ended November 30, 2010 as compared with $131,288 for the corresponding period ended November 30, 2009. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is attributable to the liquidation of the Jacobs & Company Mutual Fund in November 2009, as summarized below. (See "Expenses, Mutual Fund Costs,")

                                                    Six-month Period Ended
                                                         November 30,
                                                    2010              2009
                                              ----------------- ----------------
Individually managed accounts                 $        118,597  $        119,517
Mutual fund                                                  -            11,771
                                              ----------------- ----------------
                                       Total  $        118,597  $        131,288
                                              ================= ================

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $602,925 for the six-month period ended November 30, 2010 as compared with $566,353 for the corresponding period ended November 30, 2009. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                    Six-month Period Ended
                                                         November 30,
                                                    2010              2009
                                              ----------------- ----------------
Premium earned                                $        419,614  $        411,148
Net investment income                                  164,142           143,503
Commissions earned                                      19,169            11,702
                                              ----------------- ----------------
                                       Total  $        602,925  $        566,353
                                              ================= ================

Revenues for this segment of the business are expected to be somewhat more "seasonable" from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium earned for the six-month period ended November 30, 2010 in comparison to the corresponding period from the prior year is a result of increased premiums written for new and existing clients despite having 12 months covered by reinsurance, and thus reduced by 12 months of ceded premiums versus only 8 months of reinsurance in the prior year. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $6.441 million for the six-month period ended November 30, 2009 to approximately $ 7.016 million for the six-month period ended November 30, 2010, offset by a decrease in investment yield from approximately 4.75% for the six-month period ended November 30, 2009 to approximately 3.50% for the six-month period ended November 30, 2010. In addition, the sale of investments resulted in a realized gain, which was offset by the amortization of premium for larger than usual principal payments on mortgage backed securities.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of November 30, 2010. However, "incurred but not reported" (IBNR) policy losses for the six-month period ended November 30, 2010 and 2009 amounted to $92,711 and $97,686 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. IBNR policy losses were approximately 22% and 24% of earned premium for the six-month periods ending November 30, 2010 and 2009, respectively.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $137,334 and $130,168 for the six-month periods ended November 30, 2010 and 2009, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 32.73% and 31.66% for the periods ended November 30, 2010 and 2009 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six-month periods ended November 30, 2010 and 2009 were $569,601 and $728,325 respectively, representing a decrease of $158,724, and were comprised of the following:

                                                                  Six-month Period Ended
                                                                       November 30,
                                                           -------------------------------------
                                                                  2010               2009             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         264,576  $         417,845  $     (153,269)
General office expense                                                60,292             57,407           2,885
Legal and other professional fees and costs                           68,361             97,861         (29,500)
Audit, accounting and related services                                57,355             48,526           8,829
Travel, meals and entertainment                                       27,106             28,236          (1,130)
Other general and administrative                                      91,911             78,450          13,461
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         569,601  $         728,325  $     (158,724)
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $153,000 and are comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2010                 2009            Difference
                                                          -------------------  -----------------  ------------------
Salaries and taxes                                        $       258,232      $     252,137      $         6,095
Commissions                                                        35,345             15,269               20,076
Stock option expense                                               14,562            172,995             (158,433)
Fringe benefits                                                    32,400             27,386                5,414
Key-man life insurance                                             30,820             30,257                  563
Deferred policy acquisition costs                                (107,183)           (80,199)             (26,984)
                                                          -------------------  -----------------  ------------------
                         Total salaries and related costs $       264,576      $     417,845      $      (153,269)
                                                          ===================  =================  ==================

The increase in commissions is attributable to the Company's commission structure that pays a larger commission on the origination of a policy but reduced for subsequent policy renewals. The decrease in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                  2010                 2009            Difference
                                                          ---------------------  ----------------  -----------------
General corporate services                                $            9,508     $       37,165    $       (27,657)
SEC related costs                                                     29,594                  -             29,594
Coal reclamation consulting                                           11,883                344             11,539
Acquisition and financing related costs                               17,376             60,352            (42,976)
                                                          ---------------------  ----------------  -----------------
                  Total legal and other professional fees $           68,361     $       97,861    $       (29,500)
                                                          =====================  ================  =================


In the six month period ending November 30, 2010, the Company incurred costs in response to a triennial SEC examination of its investment advisor subsidiary. The decrease in general corporate services results primarily from legal fees incurred in the recapitalization and exchange of Series B Preferred shares for Series C Preferred shares, as well as timing differences related to review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the six-month period ended November 30, 2010, the Company incurred expense of $11,883 related to a coal reclamation consulting services agreement between FSC and an unrelated individual. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $17,376 and $60,352 for the six-month periods ended November 30, 2010 and 2009, respectively.

MUTUAL FUND COSTS

J&C was the investment advisor to the Jacobs & Company Mutual Fund (the "Fund") until its liquidation and distribution to its shareholders on December 1, 2009. While the Fund was responsible for its own operating expenses, J&C, as the investment advisor, had agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. The cumulative reimbursement due the Fund by J&C as of November 30, 2010 was $54,866.

J&C had no revenue or expenses attributable to the Fund for the six month period ending November 30, 2010; it had absorbed $74,913 of the Fund's operating expenses during the corresponding period from the previous year.

INTEREST EXPENSE

Interest expense for the six-month period ended November 30, 2010 was $401,258 as compared with $509,099 for the corresponding period ended November 30, 2009. Components of interest expense are comprised of the following:

                                                                     Six-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                     2010              2009           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $       298,316   $        226,212  $        72,104
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                 63,586            238,192         (174,606)
Interest expense on demand and term notes                               33,195             41,057           (7,862)
Other finance charges                                                    6,161              3,638            2,523
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $       401,258   $        509,099  $      (107,841)
                                                               ================= ================= =================

The increase in interest expense on bridge financing is due to increasing the interest rate on the bridge loans from 10% to 17% as of September 10, 2009. The decrease in the expense of common shares issued (or to be issued) for the six-month period ended November 30, 2010 as compared to the corresponding period of the previous year was largely attributable to the issuance of common stock on June 5, 2009 in relation to the agreement with the bridge loan holders. Interest expense on demand and term notes decreased despite increased borrowings, due to an adjustment of accrued interest on a line of credit.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for six-month periods ended November 30, 2010 and 2009 are as follows:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2010                  2009            Difference
                                                          ---------------------  -----------------  ----------------
Accretion of discount                                     $            9,312     $      264,308     $     (254,996)
Accrued dividends - mandatorily redeemable preferred
stock                                                                 60,792            548,245           (487,453)
Accrued dividends - equity preferred stock                           383,858                  -            383,858
                                                          ---------------------  -----------------  ----------------
                            Total accretion and dividends $          453,962     $      812,553     $     (358,591)
                                                          =====================  =================  ================


The Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, accretion of $90,390 and dividends of $159,456 associated with the remaining Series B are deductions from net income and not included in the table above. The decrease in the accretion of discount and the accrued dividends on mandatorily redeemable preferred stock results from this exclusion of Series B subsequent to November 30, 2009 as well as the application of the interest or constant yield method to the initial discount recorded over a period of five years from the date of issuance of the stock. Series C equity stock accrues dividends at the same rate as the Series B for which it was exchanged; however, it is separated in the table above due to Series C not being mandatorily redeemable. Series C does not accrete.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of November 30, 2010.

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

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the relevant properties in accordance with the specifications of the mining permit prepared by independent outside professionals experienced in this field of work. Such estimates are then periodically updated and compared with marketable securities pledged by the principal and held in an account in which FSC has a security interest as collateral for the surety bond to mitigate FSC's exposure to loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds in the collateral account to reclaim the property or as an offset in forfeiting the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations unless sufficient collateral is obtained, or if the collateral has experienced significant deterioration in value and FSC is not otherwise able to recover under its contractual rights to indemnification.

Miscellaneous fixed-liability surety bonds generally are fully collateralized by the principal's cash investment into a collateral account managed by the Company's investment advisory subsidiary (Jacobs & Co.) that mitigates FSC's exposure to loss. Losses can occur should the principal default on the performance required by the bond and the collateral held in the investment account experiences deterioration in value.

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

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced significant losses (after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) of approximately $2,713,000 and $3,058,000 for the fiscal years ended May 31, 2010 and 2009, respectively, and a loss of approximately $1,183,000 for the six-month period ended November 30, 2010. The Company had positive cash flow of approximately $47,000 from operating activities for the six-month period ended November 30, 2010. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation, certain payroll taxes and withholdings from 2009 or to cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Of the Company's investments and cash of $7,291,823 as of November 30, 2010, $7,290,601 is restricted to FSC. Furthermore, capital raised pursuant to the sale of Series A Preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.

Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity and has enabled FSC to write more bonds and of greater size for its coal reclamation bonding clients. Management expects this reinsurance arrangement to allow FSC to expand its market share and to result in increased cash flow for each of the Company's operating subsidiaries. The reinsurance agreement was renewed effective July 1, 2010 for an additional one year period.

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. In fiscal 2009, the Company was able to increase the capital of FSC, reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a comparatively recent entry into this market and the financial condition of the Company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company became stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to its insurance subsidiary and to fund continuing operations as the business fully develops. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. Holders of the Series B Preferred Stock were offered the opportunity to exchange their Series B Shares for an equal number of shares of a new series of JFG preferred stock designated as Series C Preferred Stock plus 2,000 shares of JFG Common Stock. Series C Preferred Stock is equal in priority to the Series B Preferred Stock, is entitled to dividends at the same rate as Series B Preferred Stock, is entitled to convert to common stock of the Company at a conversion rate of $.10 per common share (in contrast to $1.00 per share for Series B Preferred) and may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Management believes the recapitalization will improve the Company's prospects for engaging in a larger financing, will assist FSC as it applies to enter other state markets, and will be an impetus to the growth of the Company's business.

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reach levels that are more substantial. While growth of the FSC business continues to provide additional cash flow to the Company's other subsidiaries, Jacobs and Triangle Surety, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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


ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of November 30, 2010. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2010, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of November 30, 2010, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of November 30, 2010 and May 31, 2010 and the results of its operations and cash flows for the three and six month periods ended November 30, 2010 and 2009 in conformity with U.S. generally accepted accounting principals (GAAP).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the six months ended November 30, 2010, 3,205,999 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings, 2,863,986 common shares were issued to holders exercising the company's warrants, and 6,213,285 common shares were issued to the Bridge lenders. Subsequent to November 30, 2010, 1,245,000 common shares were issued in private placements to various individuals pursuant to short term borrowings and 5,495,340 common shares were issued to holders exercising the company's warrants.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $1,750,212.

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

------------------------------------
          (1) Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
          (2) Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
          (3) Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008
          (4) Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008
          (5) Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008
          (6) Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: January 19, 2011                  JACOBS FINANCIAL GROUP, INC.
                                ------------------------------------------------
                                               (Registrant)
                             By:
                                /s/John M. Jacobs
                                ------------------------------------------------
                                John M. Jacobs, President