Form 10-Q
period 2011-02-28
JACOBS FINANCIAL GROUP, INC.
filed 2011-04-19
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2011

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
           ---------------------------------------------------------
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

               Yes[  ]                             No[X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 241,369,804 shares of common stock as of April 19, 2011.


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                         Page
                                                                       --------

Consolidated Condensed Balance Sheets                                    F-1
Consolidated Condensed Statements of Operations                          F-2
Consolidated Condensed Statements of Comprehensive Income (Loss)         F-3
Consolidated Condensed Statements of Cash Flows                          F-4
Consolidated Condensed Statement of Mandatorily Redeemable Preferred     F-5 and
 Stock and Stockholders Equity (Deficit)                                 F-6
Notes to Consolidated Condensed Financial Statements                     F-7

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                                 FEBRUARY 28, 2011     MAY 31, 2010
                                                                                                -------------------  ---------------
ASSETS

INVESTMENTS AND CASH:
 Bonds and mortgaged-back securities available for sale, at market value                        $     6,232,810      $  6,618,472
  (amortized cost - 02/28/11 $6,107,349; 05/31/10 $6,413,857)
 Short-term investments, at cost (approximates market value)                                          1,149,231           264,079
 Cash                                                                                                    99,295            74,571
                                                                                                -------------------  ---------------
                                                  TOTAL INVESTMENTS AND CASH                          7,481,336         6,957,122

 Investment income due and accrued                                                                       24,558            31,833
 Premiums and other accounts receivable                                                                 115,272           147,466
 Prepaid reinsurance premium                                                                            247,041           214,385
 Funds deposited with Reinsurers                                                                              -           122,568
 Deferred policy acquisition costs                                                                      168,299           128,453
 Furniture, Automobile, and equipment, net of accumulated depreciation
  of $154,483 and $144,102, respectively                                                                 35,685            18,380
 Other assets                                                                                            26,932            27,832
 Intangible assets                                                                                      150,000           150,000
                                                                                                -------------------  ---------------
                                                                TOTAL ASSETS                    $     8,249,123      $  7,798,039
                                                                                                ===================  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Reserve for losses and loss expenses                                                           $       759,191      $    611,190
 Reserve for unearned premiums                                                                          715,447           618,095
 Accrued expenses and professional fees payable                                                         631,970           613,301
 Accounts payable                                                                                       258,820           150,673
 Ceded reinsurance payable                                                                               51,962                 -
 Related party payable                                                                                   99,234            96,160
 Term note payable to related party                                                                     360,000           360,000
 Demand notes payable to related party                                                                   82,430            82,104
 Notes payable                                                                                        4,545,000         4,159,119
 Accrued interest payable                                                                             1,024,735           651,983
 Accrued interest payable to related party                                                              122,865            71,481
 Other liabilities                                                                                      121,254           212,995

 MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK, $.0001 PAR VALUE PER SHARE;
 3,136.405 SHARES AUTHORIZED; 2,817.004 SHARES ISSUED AND OUTSTANDING AT
 FEBRUARY 28, 2011 AND MAY 31, 2010; STATED LIQUIDATION VALUE OF $1,000 PER SHARE                     4,174,987         3,826,882
                                                                                                -------------------  ---------------
                                                           TOTAL LIABILITIES                         12,947,895        11,453,983

 SERIES A PREFERRED STOCK, $.0001 PAR VALUE PER SHARE; 1 MILLION SHARES AUTHORIZED;
 2,675 SHARES ISSUED AND OUTSTANDING AT FEBRUARY 28, 2011 AND MAY 31, 2010,
 RESPECTIVELY; STATED LIQUIDATION VALUE OF $1,000 PER SHARE                                           3,107,969         3,005,266
                                                                                                -------------------  ---------------
                                TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                          3,107,969         3,005,266

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)
 Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized;
 6,804.936  shares issued and  outstanding at February 28, 2011 and May 31, 2010, respectively; includes $3,252,946 and $2,670,286 accrued
 Series C dividends, respectively                                                                     9,283,877         8,701,217

 Common  stock,  $.0001  par value per  share;  490  million  shares  authorized;
 234,077,622 and 214,464,012 shares issued and outstanding at February 28, 2011 and
 May 31, 2010, respectively                                                                              23,408            21,446
 Additional paid in capital                                                                           3,512,144         3,404,431
 Accumulated deficit                                                                                (20,751,631)      (18,992,919)
 Accumulated other comprehensive income (loss)                                                          125,461           204,615
                                                                                                -------------------  ---------------
                                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (7,806,741)       (6,661,210)
                                                                                                -------------------  ---------------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $     8,249,123      $  7,798,039
                                                                                                ===================  ===============

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                FEBRUARY 28,                     FEBRUARY 28,
                                                                       -----------------------------   -----------------------------
                                                                           2011             2010             2011            2010
                                                                       ------------     ------------   --------------   ------------
REVENUES:

 Investment advisory services                                          $    69,670      $    62,596    $     188,268    $    193,885
 Insurance premiums and commissions                                        242,377          175,032          681,160         597,881
 Net investment income                                                      69,012           58,435          169,446         201,938
 Net realized investment gains (losses)                                     26,994           42,926           90,701          40,828
 Other income                                                                6,208            6,649           14,029          12,416
                                                                       ------------     ------------   --------------   ------------
                                                      TOTAL REVENUES       414,261          345,638        1,143,604      1,046,948


OPERATING EXPENSES:

 Incurred policy losses                                                     55,290           41,382          148,002        139,068
 Insurance policy acquisition costs                                         87,135           60,721          224,468        185,640
 General and administrative                                                253,797          289,068          823,400      1,022,642
 Mutual fund costs                                                               -              125                -         75,038
 Depreciation                                                                4,048            2,501           11,555          7,946
                                                                       ------------     ------------   --------------   ------------
                                            TOTAL OPERATING EXPENSES       400,270          393,797        1,207,425      1,430,334
                                                                       ------------     ------------   --------------   ------------

                                   NET INCOME (LOSS) FROM OPERATIONS        13,991          (48,159)         (63,821)      (383,386)

 Gain on debt extinguishment                                                     -          200,239                -        200,239
 Accrued dividends and accretion of Series B Mandatorily
 Redeemable Preferred Stock                                                (98,610)        (115,950)        (348,104)      (115,950)
 Interest expense                                                         (260,082)        (181,995)        (661,341)      (691,093)
                                                                       ------------     ------------   --------------   ------------

                                                   NET INCOME (LOSS)      (344,701)        (145,865)      (1,073,266)      (990,190)

Accrued dividends on Series C Preferred Stock equity                      (198,802)        (175,720)        (582,660)      (175,720)
Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                               (32,599)         (34,028)        (102,703)      (846,580)
                                                                       ------------     ------------   --------------   ------------

              NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS    $  (576,102)     $  (355,613)   $  (1,758,629)   $(2,012,490)
                                                                       ============     ============   ==============   ============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                            $         -      $         -    $       (0.01)   $     (0.01)
                                                                       ============     ============   ==============   ============


WEIGHTED-AVERAGE SHARES OUTSTANDING                                    231,494,905      207,452,531      223,423,461    195,657,796
                                                                       ============     ============   ==============   ============







                            See accompanying notes.
                                      F-2

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)





                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         FEBRUARY 28,                     FEBRUARY 28,
                                                                -----------------------------    ------------------------------
                                                                     2011            2010             2011            2010
                                                                -------------    ------------    --------------   -------------
COMPREHENSIVE INCOME (LOSS):

Net income (loss) attributable to common stockholders           $  (576,102)     $ (355,613)     $ (1,758,629)    $(2,012,490)


OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gain (loss) of available-for-sale
 investments arising during period                                  (76,047)        (11,585)          (18,204)         16,836

 Reclassification adjustment for realized (gain)
 loss included in net income                                        (19,555)        (42,926)          (60,950)        (40,828)
                                                                -------------    ------------    --------------   -------------

 Net unrealized gain (loss) attributable to available-for-sale
 investments recognized in other comprehensive income               (95,602)        (54,511)          (79,154)        (23,992)
                                                                -------------    ------------    --------------   -------------


COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON
                                    STOCKHOLDERS                $  (671,704)     $ (410,124)     $ (1,837,783)    $(2,036,482)
                                                                =============    ============    ==============   =============
















                            See accompanying notes.
                                      F-3

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               FEBRUARY 28,                     FEBRUARY 28,
                                                                         --------------------------       -------------------------
                                                                            2011           2010              2011           2010
                                                                         -----------    -----------       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                                       $ (344,699)    $ (145,865)       $(1,073,262)  $ (990,190)

 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

        Unearned premium                                                    114,314         21,988             64,696     (138,044)
        Stock option expense                                                  1,110         39,907             15,672      212,902
        Stock issued (or to be issued) in connection with
         financing arrangements                                              29,009         23,416             89,062      257,510
        Accrual of Series B preferred stock dividends and accretion          98,610        115,950            348,105      115,950
        Provision for loss reserves                                          55,290         41,382            148,001      139,068
        Amortization of premium                                              19,730         22,631            101,464       54,236
        Depreciation                                                          4,048          2,501             11,555        7,945
        Accretion of discount                                                (7,810)             -             (8,554)      (9,217)
        Realized (gain) loss on sale of securities                          (26,994)       (42,926)           (90,701)     (42,926)
        Gain on extinguishment of debt                                            -       (200,239)                 -     (200,239)
        Loss on disposal of equipment                                             -              -                336            -
        Change in operating assets and liabilities:
         Other assets                                                        (5,853)        (3,984)               900       12,663
           Premium and other receivables                                      2,280         (8,825)            32,194      (41,502)
           Investment income due and accrued                                 18,321            284              6,849          281
           Deferred policy acquisition costs                                (46,857)          (290)           (39,846)      38,004
        Related party accounts payable                                        1,025         10,525              3,075       36,575
        Accounts payable and cash overdraft                                  85,695          4,479            108,147      119,492
        Accrued expenses and other liabilities                              199,162        197,776            525,594      186,062
                                                                         -----------    -----------       -----------   -----------
             NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES             196,381         78,710            243,287     (241,430)

CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase) decrease in short-term investments                             (890,569)      (187,105)          (885,152)    (164,422)
 Costs of bonds acquired                                                   (826,741)             -         (2,623,919)           -
 Costs of mortgaged-backed securities acquired                                2,761       (958,003)          (737,569)  (1,578,090)
 Sale of securities available for sale                                    1,236,761        404,958          2,280,517      404,958
 Repayment of mortgage-backed securities                                    264,243        482,471          1,385,695    1,163,998
 Purchase of furniture and equipment                                         (3,667)        (4,400)           (29,196)      (4,400)
                                                                         -----------    -----------       -----------   -----------
             NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES            (217,212)      (262,079)          (609,624)    (177,956)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from related party debt                                            74,033        268,773            914,552      525,305
 Repayment of related party debt                                           (208,762)      (153,854)          (914,227)    (410,338)
 Proceeds from borrowings                                                   470,000        135,000          1,357,500      767,500
 Repayment of borrowings                                                   (262,694)      (167,213)          (971,619)    (410,059)
 Proceeds from issuance of Series A preferred stock                               -              -                  -       10,000
 Proceeds from exercise of common stock warrants                              1,991              -              4,855        2,963
                                                                         -----------    -----------       -----------   -----------
                      NET CASH FLOWS FROM FINANCING ACTIVITIES               74,568         82,706            391,061      485,371

NET INCREASE (DECREASE) IN CASH                                              53,737       (100,663)            24,724       65,985

CASH AT BEGINNING OF PERIOD                                                  45,558        246,686             74,571       80,038
                                                                         -----------    -----------       -----------   -----------
CASH AT END OF PERIOD                                                    $   99,295     $  146,023        $    99,295   $  146,023
                                                                         ===========    ===========       ===========   ===========
SUPPLEMENTAL DISCLOSURES

 Interest paid                                                           $   51,046     $   11,302        $   143,030   $  278,380
 Income taxes paid                                                                -              -                  -            -

 Non-cash investing and financing transaction:
        Additional consideration paid for issuance of debt                   29,009         23,415             89,066      257,510

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2011

                                           -----------------------------------------------------------------------------------------

                                                                      STOCKHOLDERS' EQUITY (DEFICIT)

                       ------------------  -----------------------------------------------------------------------------------------
                          SERIES A                 COMMON STOCK              SERIES C PREFERRED               ACCUMULATED
                         MANDATORILY       ------------------------------  ---------------------                OTHER
                         REDEEMABLE                           ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                          PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES    AMOUNT      SHARES    AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)      TOTAL
                       ------ ----------- -----------  ------- ----------  --------- ----------- ------------- -------- ------------
BALANCE,
 NOVEMBER 30, 2010      2,675 $ 3,075,370 226,747,282  $22,675 $3,480,767  6,804.936  $9,085,075 $(20,175,529) $221,063 $(7,365,949)

Issuance of common
 stock as compensation
 for services               -           -           -        -          -                                   -         -           -

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -           -   1,835,000      183     11,055                                   -         -      11,238

Exercise of warrants                        5,495,340      550      1,441                                                     1,991

Accretion of Series A
 mandatorily redeemable
 convertible preferred
 stock                      -       1,577           -        -          -                              (1,577)        -      (1,577)

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -      31,022           -        -          -                             (31,022)        -     (31,022)

Accrued dividends of
 Series C equity
 preferred stock                                                                         198,802     (198,802)                    -

Increase (Decrease) in
 accural of common
 shares to be issued in
 connection with financing
 arrangements               -           -           -        -     17,771                                   -         -      17,771

Common stock option
 expense                    -           -           -        -      1,110                                   -         -       1,110

Unrealized net gain
(loss) on available for
 sale securities            -           -           -        -          -                                   -   (95,602)    (95,602)

Net income (loss), three
 month period ended
 February 28, 2011          -           -           -        -          -          -           -     (344,701)        -    (344,701)
                       ------ ----------- -----------  ------- ----------  --------- ----------- ------------- -------- ------------

BALANCE,
 FEBRUARY 28, 2011      2,675 $ 3,107,969 234,077,622  $23,408 $3,512,144  6,804.936  $9,283,877 $(20,751,631) $125,461 $(7,806,741)
                       ====== =========== ===========  ======= ==========  ========= =========== ============= ======== ============
                       ------------------ ------------------------------------------------------------------------------------------




                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2011

                                          ------------------------------------------------------------------------------------------

                                                                    STOCKHOLDERS' EQUITY (DEFICIT)

                       -----------------  ------------------------------------------------------------------------------------------
                           SERIES A                 COMMON STOCK             SERIES C PREFERRED              ACCUMULATED
                         MANDATORILY      -------------------------------- --------------------                 OTHER
                          REEDEMABLE                            ADDITIONAL                                  COMPREHENSIVE
                        PREFERRED STOCK                          PAID-IN               AMOUNT    ACCUMULATED   INCOME
                       SHARES    AMOUNT      SHARES     AMOUNT   CAPITAL     SHARES   AND APIC     DEFICIT     (LOSS)      TOTAL
                       ------ ----------  -----------  -------- ---------- --------- ----------  ------------- -------- ------------
BALANCE,
 MAY 31, 2010           2,675 $ 3,005,266 214,464,012  $ 21,446 $3,404,431 6,804.936 $8,701,217  $(18,992,919) $204,615 $(6,661,210)

Issuance of common
 stock as compensa-
 tion for services          -          -      500,000        50      1,998         -          -             -         -       2,048

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -   10,754,284     1,076     26,114         -          -             -         -      27,190

Exercise of warrants        -          -    8,359,326       836      4,019         -          -             -         -       4,855

Accretion of Series A
 mandatorily redeemable
 convertible preferred
 stock                      -     10,889            -         -          -         -          -       (10,889)        -     (10,889)

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     91,814            -         -          -         -          -       (91,897)        -    ( 91,897)

Accrued dividends of
 Series C equity
 preferred stock            -          -            -         -          -         -    582,660      (582,660)        -           -

Increase (Decrease)
 in accrual of common
 shares to be issued
 in connection with         -          -            -         -     59,910         -          -             -         -      59,910
 financing arrangements

Common stock option
 expense                    -          -            -         -     15,672         -          -             -         -      15,672

Unrealized net gain
 (loss) on available
 for sale securities        -          -            -         -          -         -          -             -   (79,154)    (79,154)

Net income (loss),
 nine months ended
 February 28, 2011          -          -            -         -          -         -          -    (1,073,266)        -  (1,073,266)
                       ------ ----------  -----------  -------- ---------- --------- ----------  ------------- -------- ------------
BALANCE,
 FEBRUARY 28, 2011      2,675 $3,107,969  234,077,622  $ 23,408 $3,512,144 6,804.936 $9,283,877  $(20,751,631) $125,461 $(7,806,741)
                       ====== ==========  ===========  ======== ========== ========= ==========  ============= ======== ============
                       -----------------  ------------------------------------------------------------------------------------------


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 28, 2011, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2011. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 14, 2010.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements as of February 28, 2010 to be consistent with the presentation in the Consolidated Financial Statements as of February 28, 2011. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses (after accretion of mandatorily redeemable convertible preferred stock, including accrued dividends) of approximately $2,713,000 and $3,058,000 for the years ended May 31, 2010 and 2009 and has incurred losses of approximately $576,000 and $1,759,000 for the three and nine month periods ended February 28, 2011. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In October 2010, the FASB issued Accounting Standards Update 2010-26, "Financial Services - Insurance: Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts." This FASB is intended to specify costs incurred in the acquisition of new and renewal contracts that should be capitalized as deferred acquisition costs and amortized over time using amortization methods dependent upon the nature of the underlying insurance contract. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

In August 2010, the FASB issued Accounting Standards Update 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules". This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies. This update has no material effect on the Company's financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This FASB is intended to provide additional information to assist financial statement users in assessing an entity's credit risk exposure and evaluating the adequacy of its allowance for credit losses. This update affects all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The effective date of this update is deferred by ASU-2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring". It is now effective for interim and annual reporting periods beginning on or after June 15, 2011. Management does not expect this update to have a material effect on the Company's financial statements.

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and nine month periods ended February 28, 2011, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on February 28, 2011.

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
U.S. government agency             $        3,799,189  $           181,238  $            4,923  $         3,975,504
mortgage-backed securities
State and municipal securities              1,980,683                3,864              53,850            1,930,697
Foreign obligations                           327,477                    -                 868              326,609
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,107,349           $  185,102      $       59,641       $    6,232,810
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2010.

                                                        Gross Unrealized     Gross Unrealized    Fair Market Value
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
                                   =================== ==================== =================== ====================

The Company's short-term investments of $1,149,231 and $264,079 at February 28, 2011 and May 31, 2010 consisted of money-market investment funds.

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

There are no securities classified as held to maturity at May 31, 2010 or February 28, 2011.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                  February 28, 2011
                                         ---------------------------------------------------------------------
                                                   Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2           Level 3         Fair Value
                                         ---------------- ----------------- ---------------- -----------------
Assets:
Fixed income securities at fair value    $             -  $      6,232,810  $             -  $      6,232,810
Short-term investments at fair value           1,149,231                 -                -         1,149,231
                                         ---------------- ----------------- ---------------- -----------------
Total Assets                             $     1,149,231  $      6,232,810  $             -  $      7,382,041


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


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2010 or at November 28, 2011.

During the three and nine months ended February 28, 2011, the company recognized gross realized gains on the sale of securities classified as available-for-sale. For the three month period ending February 28, 2011, the sales consisted of U.S. Government agency mortgage backed securities with an amortized cost basis of $888,066, which were sold for a gain of $20,310, and a foreign obligation with accreted cost basis of $321,702, sold for a gain of $6,684. For the nine months period ending February 28, 2011, the sales consisted of U.S. Government agency mortgage backed securities with an amortized cost basis of $1,868,116, which were sold for a gain of $84,017, and a foreign obligation with accreted cost basis of $321,702, sold for a gain of $6,684.


NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following unsecured notes payable to individuals and a commercial bank as of February 28, 2011 and May 31, 2010 respectively:

                                                      February 28,     May 31,
                                                          2011          2010
                                                      ------------- ------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%
($75,000 to related party)                            $  1,332,000  $  1,057,000

Unsecured demand notes payable to individuals
and others                                                 103,000             -

Secured demand note payable to individuals;
interest rate fixed @ 14%;  secured
by accounts receivable for investment advisory fees
for the quarter ending June 30, 2011                        45,000             -

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below
($360,000 to related party)                              3,500,000     3,500,000

Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12.00%                                 7,430         7,104

Unsecured term note payable to commercial bank
in the original amount of $250,000 and payable
in equal monthly payments of $5,738; maturing
January 31, 2011                                                 -        37,119
                                                      ------------- ------------
                                    Notes payable     $  4,987,430  $  4,601,223
                                                      ============= ============

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

                        Date of Issuance             Shares Issued
                        -------------------------- ----------------
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

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

During the three and nine months ended February 28, 2011 and the year ended May 31, 2010, a company owned by a board member provided consulting services. This company provided services totaling $15,525 and $46,575 in the three and nine months ended February 28, 2011 and $15,525 and $46,575 in the three and nine months ended February 28, 2010. Amounts owed to this company are treated as related party payables in the amounts $99,234 and $96,160 at February 28, 2011 and May 31, 2010.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. During the nine months ended February 28, 2011, the principal shareholder personally assumed debt that was payable by the Company in the amount of $514,131, of which $39,131 was interest and $475,000 was principal. The following table summarizes the activity under such arrangement for the three and nine month periods ended February 28, 2011.

                                              Three month         Nine month
                                             period ended        period ended
                                           February 28, 2011   February 28, 2011
                                           ------------------ ------------------

Balance owed, beginning of period          $         142,159  $           7,104
Proceeds from borrowings                              46,739            301,921
Assumption of company debt                                 -            514,131
Accrued payroll offsetting repayments                 27,293             98,501
Repayments                                          (208,761)          (914,227)
                                           ------------------ ------------------
Balance owed, end of period                $           7,430  $           7,430
                                           ================== ==================


Scheduled maturities and principal payments for each of the next five years ending February 28 are as follows:

2011 (including demand notes)          $      4,987,430
2012 - 2015                                           -
                                       -----------------
                                       $      4,987,430
                                       =================

NOTE E-STOCKHOLDERS EQUITY
--------------------------

In the three month period ending February 28, 2011, the Company issued 1,835,000 shares of the Company's common stock in connection with new and continued borrowings totaling $1,875,000. The shares were valued at approximately $.006125 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transactions and totaled $11,239.

In the three month period ending February 28, 2011, warrants totaling 1,990,578 were exercised for cash and 1,990,578 common shares of the Company were issued at a price of $.001 per share. In addition, warrants totaling 4,266,666 (gross) were exercised under the cashless exercise option, resulting in 761,904 warrants surrendered at the market price of $.0056 to effect those holders' purchase of 3,504,762 net common shares. The remaining 986,667 warrants expired unexercised on the fifth anniversary of their issuance and the company no longer has any warrants outstanding.

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

     2. Authorized Number. The number of shares constituting the Series C Stock are 10,000.

     3. Ranking. The Series C Stock ranks, (a) as to dividends and upon Liquidation senior and prior to the Common Stock and all other equity securities to which the Series C ranks prior, with respect to dividends and upon Liquidation (collectively, "JUNIOR SECURITIES"),
          (b) pari passu with the Company's Series A Preferred Stock, par value $0.0001 per share (the "SERIES A STOCK"), the Company's Series B Stock, and any other series of Preferred Stock subsequently established by the Board with equal ranking (any such other series of Preferred Stock, together with the Series C Stock, the Series B Stock and Series A Stock are collectively referred to as the "EQUAL RANKING PREFERRED") and (c) junior to any other series of Preferred Stock subsequently established by the Board with senior ranking.

     4.   Dividends.

          (a) DIVIDEND ACCRUAL AND PAYMENT. The holders of the Series C Stock shall be entitled to receive, in preference to the holders of Junior Securities, dividends ("DIVIDENDS") on each outstanding share of Series C Stock at the rate of 8% per annum of the sum of
               (i) the Series C Face Amount plus (ii) an amount equal to any accrued, but unpaid, dividends on such Series C Stock, including for this purpose the exchanged Series B Amount outstanding with respect to such Series C Stock. For purposes hereof, the "SERIES B AMOUNT" means an amount equal to the dividend that would have accrued on such Series C Stock held by such holder from and after the Series B Original Issue Date applicable to such share of

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

               Series C Stock, through the Original Issue Date as if such Series C Stock had been issued on such Series B Original Issue Date, less all amounts thereof distributed by the Company with respect to such Series C Stock. Dividends shall be payable quarterly in arrears on each January 1, April 1, July 1 and October 1 following the Original Issue Date, or, if any such date is a Saturday, Sunday or legal holiday, then on the next day which is not a Saturday, Sunday or legal holiday (each a "DIVIDEND PAYMENT DATE"), as declared by the Board and, if not paid on the Dividend Payment Date, shall accrue. Amounts available for payment of Dividends (including for this purpose the Series B Amount) shall be allocated and paid with respect to the shares of Series C Preferred and any other Equal Ranking Preferred, FIRST, among the shares of Equal Ranking Preferred pro rata in accordance with the amounts of dividends accruing with respect to such shares at the current Dividend Payment Date, and, THEN, any additional amounts available for distribution in accordance with the accrued, but unpaid, dividends (and the Series B Amount then outstanding) at each prior Dividend Payment Date, in reverse chronological order, with respect to all shares of the Equal Ranking Preferred then outstanding in accordance with amounts accrued, but unpaid. For purposes hereof, the term "SERIES B ORIGINAL ISSUE DATE" shall mean, with respect to any share of Series C Stock issued by the Company in exchange for a share of Series B Stock, the date on which the Company originally issued such share of Series B Stock.

The Recapitalization consisted of the exchange of Series B Shares for a combination of Series C Shares and Common Stock. For each Series B Share, the participating holder received (i) one Series C Share and (ii) 2,000 shares of JFG Common Stock (for no additional consideration).

The Series B Shares have an 8.0% per annum compounding dividend preference, are convertible into Common Shares of JFG at the option of the holders at a conversion price of $1.00 per Share (as adjusted for dilution) and, to the extent not converted, must be redeemed by the Company at any time after December 31, 2010 at the option of the holder. Any such redemption is subject to legal constraints, such as the availability of capital or surplus out of which to pay the redemption, and to a determination by our Board of Directors that the redemption will not impair the operations of First Surety (see Note J).

The Series C Shares issued in the Recapitalization have the same 8.0% per annum compounding dividend preference and carry over from the Series B Shares the same accrued but unpaid dividends. While dividends had never been declared on the Series B shares, they had been accrued, increasing the dividend preference and the redemption price and liquidity preference of such shares and increasing the liability represented thereby based upon the Series B Shares fixed maturity date. The accrued (but undeclared) dividends associated with the Series C exchange amounted to $2,295,624 and are included in the total amount exchanged for Series C Shares. Unlike the Series B Shares with their fixed maturity date, the Series C Shares are permanent equity, with accruing dividends only increasing the preference amount that must be satisfied before junior securities may participate in dividends or on liquidation. Accordingly, the effect of the accrual of dividends with respect to the Series C Shares on the Company's balance sheet is to increase the aggregate claim of the Series C Shares on the equity of the corporation and to increase the deficit in common equity, while having no effect on the net equity of the corporation as a whole. The entitlement of the Series C Shares to a priority in relation to junior securities with respect to dividends and on liquidation does not create an obligation by the Company and therefore no liability is recorded until the

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


dividends are declared by the Board of the Company. The Series C Shares are pari passu with the Company's Series A Preferred Stock and Series B Shares (to the extent any remain outstanding following the Recapitalization) and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Preferred while dividends are in arrears. In addition, the Series C Shares are convertible into Common Shares of JFG at the option of the holders at a conversion price of $0.10 per Share. The Series C Shares may be redeemed by the Company, at its option, when it is in a financial position to do so.

For the year ending May 31, 2010, 6,804.936 shares of Series B Stock were surrendered and exchanged for 6,804.936 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at that time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer (See Note J), it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $16,027 and $82,583 for the three-month period ended February 28, 2011 and $106,066 and $242,038 for the nine month period ending February 28, 2011. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the 3 or nine month periods ending February 28, 2011.

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,141.341 shares of Series B Preferred. The aggregate amount to which the holders are entitled as of March 31, 2011, upon redemption is $3,246,081.

Under the terms of the Series B Preferred Stock, upon receipt of such a request, the Company's Board was required to make a good faith determination regarding
(A) whether the funds of the Company legally available for redemption of shares of Series B Stock are sufficient to redeem the total number of shares of Series B Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to effect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however,

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series B Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series B Stock to be redeemed shall be increased by 2% of the Series B Face Amount, with the amount of such increase (I.E., 2% of the Series B Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series B Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series B Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject of redemption shall be paid on a pari passu basis with the Redemption Price of the Series B Stock subject of redemption in accordance herewith. Until the Redemption Price for each share of Series B Stock elected to be redeemed shall have been paid in full, such share of Series B Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

On March 8, 2011, The Company's Board of Directors determined based on the criteria established under the terms of the Series B Preferred Stock that there were insufficient funds available for the redemption of Series B Stock.


NOTE F - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------

As of February 28, 2011, the Company had accrued and withheld approximately $64,000 in Federal payroll taxes and approximately $24,000 in West Virginia payroll withholdings, as well as penalties and interest of approximately $34,000. These amounts are reflected in the accompanying financial statements as accrued expenses. In December 2010, the Company entered into a repayment plan with the West Virginia State Tax Department. Monthly installment payments of $2,874, including interest and penalties, are to be made through November 2011 to satisfy the payroll tax withholding obligation.

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE G - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                                                   THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                                     FEBRUARY 28,              FEBRUARY 28,
                        ----------------                                         2011                      2010
                                                                          -----------------          ----------------
REVENUES:
 Investment advisory                                                      $          75,878          $       69,245
 Surety insurance                                                                   338,383                 276,393
 Corporate                                                                                -                       -
                                                                          -----------------          ----------------
 Total revenues                                                           $         414,261          $      345,638
                                                                          =================          ================

NET INCOME (LOSS):
 Investment advisory                                                      $          30,713          $      115,007
 Surety insurance                                                                   125,210                 224,616
 Corporate                                                                         (500,624)               (485,488)
                                                                          -----------------          ----------------
 Total net income (loss)                                                  $        (344,701)         $     (145,865)
                                                                          =================          ================


                                                                                   NINE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                                     FEBRUARY 28,              FEBRUARY 28,
                        ----------------                                   ----------------          ----------------
                                                                                 2011                      2010
                                                                           ----------------          ----------------
REVENUES:
 Investment advisory                                                       $       202,297            $       204,203
 Surety insurance                                                                  941,307                    842,745
 Corporate                                                                               -                          -
                                                                           -----------------          ----------------
Total revenues                                                             $     1,143,604            $     1,046,948
                                                                           ================           ================

NET INCOME (LOSS):
 Investment advisory                                                              $ 28,259            $        81,586
 Surety insurance                                                                  352,597                    428,390
 Corporate                                                                      (1,454,122)                (1,500,166)
                                                                           -----------------          ----------------
 Total net income (loss)                                                   $    (1,073,266)           $      (990,190)
                                                                           ================           ================



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

JACOBS FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract called for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. Year 2 of the contract is 12 months in duration, with premium due within 30 days of the end of the second Agreement Year, June 1, 2011, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. At February 28, 2011 and May 31, 2010, the Company had prepaid reinsurance premiums of $247,041 and $214,385. At February 28, 2011, the Company had ceded premium written in excess of ceded premium deposited with the Reinsurer, resulting in a net payable of $51,962. At May 31, 2010, the Company had ceded reinsurance deposited with the Reinsurer in excess of ceded premium written resulting in net deposits of $122,568.

There were no ceded losses or loss adjustment expenses for the three and nine months ended February 28, 2011 or 2010.

The effects of reinsurance on premium written and earned for the three and nine month periods ending February 28, 2011 and 2010 are as follows;

                             THREE MONTH         THREE MONTH         THREE MONTH         THREE MONTH
                            PERIOD ENDING       PERIOD ENDING       PERIOD ENDING       PERIOD ENDING
                          FEBRUARY 28, 2011   FEBRUARY 28, 2011   FEBRUARY 28, 2010    FEBRUARY 28, 2010
                                  -                   -                   -                    -
                               WRITTEN              EARNED             WRITTEN               EARNED
                         ------------------   -----------------   -----------------   -------------------
             DIRECT      $      549,309       $     373,119       $     311,773       $        253,700
             CEDED       $      193,198       $     131,322       $     108,752       $         72,667
                         ------------------   -----------------   -----------------   -------------------
             NET         $      356,111       $     241,797       $     203,021       $        181,033
                         ==================   =================   =================   ===================


                             NINE  MONTH         NINE  MONTH         NINE  MONTH         NINE  MONTH
                            PERIOD ENDING       PERIOD ENDING       PERIOD ENDING       PERIOD ENDING
                          FEBRUARY 28, 2011   FEBRUARY 28, 2011   FEBRUARY 28, 2010    FEBRUARY 28, 2010
                                  -                   -                   -                    -
                               WRITTEN              EARNED             WRITTEN               EARNED
                         ------------------   -----------------   -----------------   -------------------
             DIRECT      $    1,097,599       $   1,000,246       $     691,676       $        759,127
             CEDED       $      371,491       $     338,835       $     237,538       $        166,946
                         ------------------   -----------------   -----------------   -------------------
             NET         $      726,108       $     661,411       $     454,138       $        592,181
                         ==================   =================   =================   ===================


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

NOTE J - SUBSEQUENT EVENTS
--------------------------

Subsequent to February 28, 2011, the Company obtained borrowings of $194,000 from individuals to fund ongoing operations and made repayments of $75,000. Such borrowings were obtained under demand or short term notes bearing interest at the rate of 10.00%. These borrowings, and the renewal of previous borrowings, included the issuance of 269,000 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $34,750 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $74,450.

On March 10, 2011, the Company issued  6,738,900  shares of the Company's common
stock  in  connection  with  the  semi-annual   issuance  of  shares  under  the
bridge-financing arrangements (see Note D).

On March 31, 2011, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, with such accrued and unpaid quarterly dividends amounting to $30,654, $82,417 and $198,402, respectively. As of March 31, 2011, the accumulated accrued and unpaid dividend amounted to $463,621, $1,443,475, and $3,451,348, respectively.

On March 31, 2011 the Company issued 309,281 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity (see Note
E).

Subsequent to February 28, 2011, the Company has remitted approximately $69,000 in Federal payroll taxes and interest and has satisfied the outstanding obligation with the Internal Revenue Service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2010 and the nine-month period ended February 28, 2011, the Company focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships to accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 28, 2011

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) for the three-month period ended February 28, 2011 of $576,102 as compared with a loss of $355,613 for the corresponding period ended February 28, 2010.

REVENUES

Revenues from operations for the three-month period ended February 28, 2011 were $414,261 as compared with $345,638 for the corresponding period ended February 28, 2010. The overall increase in revenues is attributable to an increase in written premium by FSC.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $69,670 for the three-month period ended February 28, 2011 as compared with $62,596 for the corresponding period ended February 28, 2010. Investment advisory fees are based on the market value of assets under management therefore some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management.

  INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $338,383 for the three-month period ended February 28, 2011 as compared with $276,393 for the corresponding period ended February 28, 2010. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                 Three-month Period Ended
                                                       February 28,
                                            -----------------------------------
                                                  2011              2010
                                            ----------------- -----------------

Premium earned                              $        241,797  $        181,034
Net investment income                                 69,012            58,435
Net realized investment gains                         26,994            42,926
                                            ----------------- -----------------

Commissions earned                                       580           (6,002)
                                            ----------------- -----------------
                                     Total  $        338,383  $        276,393
                                            ================= =================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue is dependent on the timing of issuance or renewal of bonds and is somewhat more seasonable from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The increase in premiums earned for the three-month period ended February 28, 2011 in comparison to the corresponding period from the prior year is a result of growth in bonds issued for new and existing clients. Investment income should be relatively consistent but can fluctuate based on interest rates and market conditions as well as the average assets held for investment. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from $6.61 million for the three-month period ended February 28, 2010 to $7.29 million for the three-month period ended February 28, 2011, as well as an increase in investment yield from approximately 3.95% for the three-month period ended February 28, 2010 to approximately 4.22% for the three-month period ended February 28, 2011. Due to releases on coal reclamation bonds written and timing difference in the recording of those transactions, commissions earned resulted in a negative $6,002 for the quarter ended February 28, 2010.

During the three month period ending February 28, 2011, the Company sold certain US Government agency mortgage backed securities and foreign obligations for $1,236,762, resulting in realized gains of $26,994. In the three-month period ending February 28, 2010, the Company sold certain available for sale zero-coupon bond municipal securities for $404,958, resulting in a realized gain of $42,926.

GAIN FROM EXTINGUISHMENT OF DEBT

In the three-month period ending February 28, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $200,239, based upon the conclusion that none of accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 28, 2011. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended February 28, 2011 and 2010 amounted to $55,290 and $41,382 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates based on industry averages are adjusted for factors that are unique to FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 23% and 23% of earned premium, respectively.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $87,135 and $60,721 for the three-month periods ended February 28, 2011 and 2010, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 36% and 34% for the periods ended February 28, 2011 and 2010 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended February 28, 2011 and 2010 were $253,797 and $289,068 respectively, representing a decrease of $35,271, and were comprised of the following:

                                                                 Three-month Period Ended
                                                                       February 28,
                                                           -------------------------------------
                                                                  2011               2010             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         110,602  $         155,015  $         (44,413)
General office expense                                                28,399             28,823               (424)
Legal and other professional fees and costs                           32,978             34,334             (1,356)
Audit, accounting and related services                                10,024             33,237            (23,213)
Travel, meals and entertainment                                       23,956              8,331              15,625
Other general and administrative                                      47,838             29,328              18,510
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         253,797  $         289,068  $         (35,271)
                                                           ================== ================== ===================


Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $44,000 and are comprised of the following:

                                                                Three-month Period Ended
                                                                      February 28,
                                                           -------------------------------------
                                                                  2011               2010            Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                         $         147,280  $         128,021  $          19,259
Commissions                                                           41,741             16,995             24,746
Stock option expense                                                   1,110             39,906            (38,796)
Fringe benefits                                                       18,655             12,379              6,276
Key-man insurance                                                     12,656             12,587                 69
Deferred payroll costs                                              (110,840)           (54,873)           (55,967)
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs  $         110,602  $         155,015  $         (44,413)
                                                           ================== ================== ===================

The increase in salaries and taxes is attributable to year end bonuses paid to certain employees in December 2010 which were not paid in the previous year. The increase in commissions is attributable to the FSC's commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals. The decrease in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                      February 28,
                                                           -------------------------------------
                                                                  2011               2010            Difference
                                                           ------------------ ------------------ -------------------
General corporate services                                 $             655  $          17,999  $          (17,344)
Statutory examination                                                 13,148                  -              13,148
Coal reclamation consulting                                            6,057              4,500               1,557
Acquisition and financing related costs                               13,118             11,835               1,283
                                                           ------------------ ------------------ -------------------
                  Total legal and other professional fees  $          32,978  $          34,334  $           (1,356)
                                                           ================== ================== ===================


In the three month period ending February 28, 2011, the Company incurred costs in response to a statutory examination of its insurance subsidiary, required by the West Virginia Insurance Commission. The decrease in general corporate services results primarily from legal fees incurred in the recapitalization and exchange of Series B Preferred shares for Series C Preferred shares, as well as timing differences related to review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $13,1181 and $11,835 for the three-month periods ended February 28, 2011 and 2010, respectively.

The increase in travel, meals and entertainment expense for the three-month period ended February 28, 2011 as compared to the corresponding 2010 period related primarily to additional efforts made by management to pursue financing and strategic partnerships.

Other general and administrative expense increased approximately $18,500 for the three-month period ended February 28, 2011 as compared to the corresponding 2010 period, due mainly to the expiration of a finder's fee in February 2010.

INTEREST EXPENSE

Interest expense for the three-month period ended February 28, 2011 was $260,082 as compared with $181,995 for the corresponding period ended February 28, 2010. Components of interest expense are comprised of the following:


                                                                    Three-month Period Ended
                                                                          February 28,
                                                               -----------------------------------
                                                                      2011              2010          Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        146,712  $        129,452  $         17,260
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                  30,589            25,354             5,235
Interest expense on demand and term notes                                64,734            25,833            38,901
Other finance charges                                                    18,047             1,356            16,691
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        260,082  $        181,995  $         78,087
                                                               ================= ================= =================


The increase in the expense of common shares issued (or to be issued) for the three-month period ended February 28, 2011 as compared to the corresponding period of the previous year was attributable to the increase in borrowings. Interest expense on bridge financing increased due to increasing the interest rate to 17% as part of the forbearance agreement terms. Interest expense on demand and term notes increased due to increased borrowings and an adjustment of accrued interest on a line of credit. Other finance charges increased due to incentive fees paid to a note holder to obtain borrowings.


ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended February 28, 2011 and 2010 are as follows:

                                                                Three-month Period Ended
                                                                      February 28,
                                                          --------------------------------------
                                                                 2011               2010            Difference
                                                          ------------------- ------------------ ----------------
Accretion of discount                                     $            1,576  $           4,500  $        (2,924)
Accrued dividends - mandatorily redeemable preferred
stock                                                                 31,022             29,528            1,494
Accrued dividends - equity preferred stock                           198,802            175,720           23,082
                                                          ------------------- ------------------ ----------------
                            Total accretion and dividends $          231,400  $         209,748  $        21,652
                                                          =================== ================== ================


The Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, accretion of $16,027 and dividends of $82,583 associated with the Series B remaining after that date are deductions from net income and not included in the table above. Series C equity stock accrues dividends at the same rate as the Series B for which it was exchanged, however it is separated in the table above due to Series C not being mandatorily redeemable. Series C does not accrete. The decrease in the accretion of discount in the table above relates to the final months accretion of the discount on Series A Preferred stock being recognized in December 2010.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED FEBRUARY 28, 2011

The Company experienced a loss (after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) for the nine-month period ended February 28, 2011 of $1,758,629 as compared with a loss of $2,012,490 for the corresponding period ended February 28, 2010.

REVENUES

Revenues from operations for the nine-month period ended February 28, 2011 were $1,143,604 as compared with $1,046,948 for the corresponding period ended February 28, 2010. Overall revenue increased due to the continued growth of the surety business of FSC and the recognition of gains on the sale of investments held by the company. However, investment advisory services and net investment income decreased due to the removal of mutual fund fees upon the liquidation of the Jacobs & Company Mutual Fund, and the receipt of large principal payments on mortgage backed securities, which resulted in large amortization of premiums recognized in the nine-month period.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $188,268 for the nine-month period ended February 28, 2011 as compared with $193,885 for the corresponding period ended February 28, 2010. Because investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively consistent from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management. The decrease in revenues is attributable to the liquidation of the Jacobs & Company Mutual Fund in November 2009, as summarized below. (See "Expenses, Mutual Fund Costs,")

                                                Nine-month Period Ended
                                                      February 28,
                                           -----------------------------------
                                                 2011              2010
                                           ----------------- -----------------

Individually managed accounts              $        188,268  $        182,100
Mutual fund                                               -            11,785
                                           ----------------- -----------------
                                    Total  $        188,268  $        193,885
                                           ================= =================


INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $941,307 for the nine-month period ended February 28, 2011 as compared with $842,745 for the corresponding period ended February 28, 2010. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                   Nine-month Period Ended
                                                         February 28,
                                              ----------------------------------
                                                    2011              2010
                                              ----------------- ----------------
Premium earned                                $        661,411  $        592,181
Net investment income                                  169,446           201,938
Net realized investment gain                            90,701            42,926
Commissions earned                                      19,749             5,700
                                              ----------------- ----------------
                                       Total  $        941,307  $        842,745
                                              ================= ================

Revenues for this segment of the business are expected to be somewhat more seasonable from quarter-to-quarter as commission revenue is dependent on the timing of issuance or renewal of bonds placed by the Company, whereas premium revenue is recognized ratably over the term of the policy period and thus is more stable from period to period. Fluctuations in premium revenue for comparable periods largely reflect the overall growth or loss of business. The increase in premium earned for the nine-month period ended February 28, 2011 in comparison to the corresponding period from the prior year is a result of increased bonding written for new and existing clients. Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The decrease in corresponding periods is attributable to a decrease in investment yield from approximately 4.48% for the nine-month period ended February 28, 2010 to approximately 3.74% for the nine-month period ended February 28, 2011, although average assets held for investment in FSC's investment portfolio grew from approximately $6.50 million for the nine-month period ended February 28, 2010 to approximately $ 7.11 million for the nine-month period ended February 28, 2011. In addition, the amortization of premium for larger than usual principal payments on mortgage backed securities in the six months ended February 28, 2011 resulted in decreased investment income.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 28, 2011. However, "incurred but not reported" (IBNR) policy losses for the nine-month period ended February 28, 2011 and 2010 amounted to $148,002 and $139,068 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. These estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. IBNR policy losses were approximately 22% and 23% of earned premium for the nine-month periods ending February 28, 2011 and 2010, respectively.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $224,468 and $185,640 for the nine-month periods ended February 28, 2011 and 2010, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 33.94% and 31.35% for the periods ended February 28, 2011 and 2010 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the nine-month periods ended February 28, 2011 and 2010 were $823,400 and $1,022,642 respectively, representing a decrease of $199,242, and were comprised of the following:


                                                                 Nine-month Period Ended
                                                                       February 28,
                                                           -------------------------------------
                                                                   2011                2010          Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         376,241  $         572,888  $       (196,647)
General office expense                                                89,181             86,230             2,951
Legal and other professional fees and costs                          101,339            137,445           (36,106)
Audit, accounting and related services                                67,380             81,763           (14,383)
Travel, meals and entertainment                                       49,999             36,539            13,460
Other general and administrative                                     139,260            107,777            31,483
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         823,400  $       1,022,642  $       (199,242)
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $197,000 and are comprised of the following:

                                                                 Nine-month Period Ended
                                                                      February 28,
                                                           -------------------------------------
                                                                  2011               2010            Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                         $      405,512     $      380,158     $        25,354
Commissions                                                        77,085             32,264              44,821
Stock option expense                                               15,672            212,901            (197,229)
Fringe benefits                                                    43,476             39,765               3,711
Key-man life insurance                                             51,456             42,844               8,612
Deferred policy acquisition costs                                (216,960)          (135,044)            (81,916)
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs  $      376,241     $      572,888     $      (196,647)
                                                           ================== ================== ===================


The increase in salaries and taxes is attributable to year end bonuses paid to certain employees in December 2010 which were not paid in the previous year. The increase in commissions is attributable to FSC's commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals. The decrease in stock option expense is attributable to the award of stock options on June 30, 2009.

Legal and other professional fees and costs were comprised of the following:

                                                                   Nine-month Period Ended
                                                                         February 28,
                                                               -----------------------------------
                                                                     2011               2010           Difference
                                                               ----------------- ----------------- -----------------
General corporate services                                     $      10,163     $       55,164    $     (45,001)
Statutory examination                                                 13,148                  -           13,148
SEC related costs                                                     29,594                  -           29,594
Coal reclamation consulting                                           17,940             10,094            7,846
Acquisition and financing related costs                               30,494             72,187          (41,693)
                                                               ----------------- ----------------- -----------------
                  Total legal and other professional fees      $     101,339     $      137,445    $     (36,106)
                                                               ================= ================= =================


In the nine month period ending February 28, 2011, the Company incurred costs in response to a triennial SEC examination of its investment advisor subsidiary as well as costs in response to a statutory examination of its insurance subsidiary, required by the West Virginia Insurance Commission. The decrease in general corporate services results primarily from legal fees incurred in the recapitalization and exchange of Series B Preferred shares for Series C Preferred shares, as well as timing differences related to review and assistance provided in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the nine month periods ending February 28, 2011 and 2010, the Company incurred expense of $17,940 and $10,094 related to a coal reclamation consulting services agreement between FSC and an unrelated individual. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $30,494 and $72,187 for the nine-month periods ended February 28, 2011 and 2010, respectively.

MUTUAL FUND COSTS

J&C was the investment advisor to the Jacobs & Company Mutual Fund (the "Fund") until its liquidation and distribution to its shareholders on December 1, 2009. While the Fund was responsible for its own operating expenses, J&C, as the investment advisor, had agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. The cumulative reimbursement due the Fund by J&C as of February 28, 2011 was $54,866.

J&C had no revenue or expenses attributable to the Fund for the nine month period ending February 28, 2011; it had absorbed $75,038 of the Fund's operating expenses during the corresponding period from the previous year.

INTEREST EXPENSE

Interest expense for the nine-month period ended February 28, 2011 was $661,341 as compared with $691,093 for the corresponding period ended February 28, 2010. Components of interest expense are comprised of the following:

                                                                    Nine-month Period Ended
                                                                          February 28,
                                                               -----------------------------------
                                                                     2011              2010           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $       445,029   $        355,663  $         89,367
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                 94,175            263,546          (169,371)
Interest expense on demand and term notes                               97,929             66,891            31,038
Other finance charges                                                   24,208              4,994            19,214
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $       661,341   $        691,093  $        (29,752)
                                                               ================= ================= =================

The increase in interest expense on bridge financing is due to increasing the interest rate on the bridge loans from 10% to 17% as of September 10, 2009. The decrease in the expense of common shares issued (or to be issued) for the nine-month period ended February 28, 2010 as compared to the corresponding period of the previous year was largely attributable to the issuance of common stock on June 5, 2009 in relation to the agreement with the bridge loan holders. Interest expense on demand and term notes increased due to increased borrowings and other finance charges increased due to incentive fees paid to a note holder to obtain borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for nine-month periods ended February 28, 2010 and 2010 are as follows:

                                                                 Nine-month Period Ended
                                                                      February 28,
                                                          ----------------------------------------
                                                                  2011                 2010            Difference
                                                          --------------------- ------------------ -----------------
Accretion of discount                                     $           10,888    $       268,808    $      (257,920)
Accrued dividends - mandatorily redeemable preferred
stock                                                                 91,815            577,772           (485,957)
Accrued dividends - equity preferred stock                           582,660            175,720            406,940
                                                          --------------------- ------------------ -----------------
                            Total accretion and dividends $          685,363    $     1,022,300    $      (336,937)
                                                          ===================== ================== =================


The Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, accretion of $106,066 and dividends of $242,038 associated with the remaining Series B are deductions from net income and not included in the table above. The decreases in accretion of discount and accrued dividends on mandatorily redeemable preferred stock result from this exclusion of Series B subsequent to November 30, 2009, the application of the interest or constant yield method to the initial discount recorded over a period of five years from the date of issuance of the stock and the final month's accretion of the discount on Series A Preferred stock recognized in December 2010. Series C equity stock accrues dividends at the same rate as the Series B for which it was exchanged; however, it is separated in the table above due to Series C not being mandatorily redeemable. Series C does not accrete.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

INTANGIBLE ASSETS

In exchange for the purchase price of $2.9 million for the 2005 acquisition of FSC, the Company received cash and investments held by FSC totaling $2.75 million, with the difference being attributed to the multi-line property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually for recoverability and impairment loss. Impairment loss, if any, is measured by estimating future cash flows attributable to such assets based on forecasts and projections and comparing such discounted cash flow amounts to the carrying value of the asset. Should actual results differ from forecasts and projections, such assets may be subject to future impairment charges.

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of February 28, 2011.

FSC is licensed to write surety in West Virginia and Ohio and has focused its efforts primarily on coal permit bonds. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state jurisdictions. The surety bonds posted to assure that reclamation is accomplished are generally long-term in nature, with mining operations and reclamation work conducted in unison as the property is mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the relevant properties in accordance with the specifications of the mining permit prepared by independent outside professionals experienced in this field of work. Such estimates are periodically updated and compared to the value of marketable securities pledged by the principal to FSC as collateral security for the surety bond to mitigate exposure to loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would use the funds in the collateral account to reclaim the property or as an offset in forfeiting the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations unless sufficient collateral is obtained, or if the collateral has experienced significant deterioration in value and FSC is not otherwise able to recover under its contractual rights to indemnification. FSC's exposure to loss is limited to the face amount of its bond.

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

To establish its reserves for losses and loss adjustment expense, management routinely reviews its exposure to loss based on reports provided after periodic monitoring and inspections, along with industry averages and historical experience. Management estimates such losses based on industry experience, adjusted for factors that are unique to the Company's approach, and in consultation with actuaries experienced in the surety field.

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced significant losses (after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock and equity preferred stock) of approximately $2,713,000 and $3,058,000 for the fiscal years ended May 31, 2010 and 2009, respectively, and a loss of approximately $1,759,000 for the nine-month period ended February 28, 2011. The Company had positive cash flow of approximately $243,000 from operating activities for the nine-month period ended February 28, 2011. A substantial portion of the Company's cash flow is generated by its insurance subsidiary which is subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation or to cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without the prior approval of the Insurance Commissioner. Of the Company's investments and cash of $7,481,336 as of February 28, 2011, $7,480,311 is restricted to FSC. Furthermore, capital raised pursuant to the sale of Series A Preferred stock of the Company in connection with the issuance of partially-collateralized surety bonds must be contributed by the Company into the surplus accounts of FSC.

Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity and has enabled FSC to write more bonds and of greater size for its coal reclamation bonding clients. The reinsurance arrangement has allowed FSC to expand its market share and to improve cash flow for each of the Company's operating subsidiaries. The reinsurance agreement was renewed effective July 1, 2010 for an additional one year period.

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. In fiscal 2009, the Company was able to increase the capital of FSC, reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a comparatively recent entry into this market and the financial condition of the Company, notwithstanding the reinsurance agreement with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were more substantial and the financial condition of the Company became stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to its insurance subsidiary and to fund continuing operations as the business fully develops. As an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several sureties that are licensed in states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of February 28, 2011. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2010, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of February 28, 2011, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of February 28, 2011 and May 31, 2010 and the results of its operations and cash flows for the three and six month periods ended February 28, 2011 and 2010 in conformity with U.S. generally accepted accounting principals (GAAP).

                          PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
------------------------------

None.

ITEM 1A.   RISK FACTORS
-----------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the nine months ended February 28, 2011, 5,040,999 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings, 8,332,326 common shares were issued to holders exercising the company's warrants, and 6,213,285 common shares were issued to the Bridge lenders. Subsequent to February 28, 2011, 244,000 common shares were issued in private placements to various individuals pursuant to short term borrowings, 309,282 common shares were issued as stock dividends to Series B Preferred shareholders, and 6,738,900 common shares were issued to the Bridge lenders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $2,041,914.

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

-----------------------------
     (1) Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
     (2) Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
     (3) Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008.
     (4) Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008.
     (5) Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008.
     (6) Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 19, 2011                     JACOBS FINANCIAL GROUP, INC.
                              --------------------------------------------------
                                               (Registrant)
                           By:
                              /s/John M. Jacobs
                              --------------------------------------------------
                              John M. Jacobs, President