Form 10-K
period 2011-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2011-09-13
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2011

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

               Yes[ ]                              No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of November 30, 2010: $1,541,882 (226,747,282 shares at $.0068 /
share)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 244,409,253 shares of common stock as of September 9, 2011.

                                           TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                    PART I

Item 1              Business                                                                      4
Item 1A             Risk Factors                                                                  5
Item 2              Properties                                                                    5
Item 3              Legal Proceedings                                                             5
Item 4              Submission of Matters to a Vote of Security Holders                           5

                    PART II

Item 5              Market for Registrant's Common Equity, Related Stockholder Matters
                    and Issuer Purchases of Equity Securities                                     6
Item 6              Selected Financial Data                                                       8
Item 7              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                         8
Item 7A             Quantitative and Qualitative Disclosures About Market Risk                    22
Item 8              Financial Statements and Supplementary Data                                   22
Item 9              Changes in and Disagreements With Accountants on Accounting and
                    Financial Disclosure                                                          23
Item 9A(T)          Controls and Procedures                                                       23
Item 9B             Other Information                                                             24

                    PART III

Item 10             Directors, Executive Officers and Corporate Governance                        25
Item 11             Executive Compensation                                                        27
Item 12             Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters                                                   30
Item 13             Certain Relationships and Related Transactions and Director
                    Independence                                                                  33
Item 14             Principal Accounting Fees and Services                                        34

                    PART IV

Item 15             Exhibits, Financial Statement Schedules                                       35

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

On December 31, 2005 the Company acquired the former West Virginia Fire and Casualty Company (WVFC), subsequently renamed First Surety Corporation (FSC), from The Celina Mutual Insurance Company (Celina). The acquisition consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines being offered by WVFC were not insurance lines that new ownership intended to pursue. FSC is a West Virginia domiciled property and casualty company with licenses (multi-line) in West Virginia, Indiana and Ohio, targeting primarily coal and oil & gas industry surety markets in the Eastern United States. In 2006, the Company was licensed for the surety line of business in West Virginia. In 2008, the Company's license for surety was expanded to include Ohio.

CMW has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas.

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of seven (7) full-time employees.

Item 1A.  RISK FACTORS
----------------------

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


                                                  HIGH                      LOW
                                                  ----                      ---

FISCAL YEAR ENDED MAY 31, 2011

         4th Quarter                              .01                      .005
         3rd Quarter                              .01                      .004
         2nd Quarter                              .009                     .006
         1st Quarter                              .008                     .003


FISCAL YEAR ENDED MAY 31, 2010

         4th Quarter                              .012                     .003
         3rd Quarter                              .015                     .005
         2nd Quarter                              .026                     .006
         1st Quarter                              .04                      .003



As of May 31, 2011, there were approximately 900 holders of record of the Company's common stock.

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

As of May 31, 2011, shares of the Company's common stock authorized for issuance under the Registrant's 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:


                                               EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------- ------------------------------------------ ------------------------------------------
       Number of Shares to be Issued                     Weighted-Average                           Number of Shares
             Upon Exercise of                            Exercise Price of                         Remaining Available
            Outstanding Options                         Outstanding Options                        For Future Issuance
-------------------------------------------- ------------------------------------------ ------------------------------------------
                11,800,000                                     .0400                                   23,200,000
-------------------------------------------- ------------------------------------------ ------------------------------------------

There are no other equity compensation plans not approved by stockholders of the Company.

UNREGISTERED SALES OF EQUITY SECURITIES

The Certificate of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

The Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.2

The Certificate of Designations, Powers, Preferences and Rights of Series C Preferred Stock adopted by the Board of Directors of the Company on October 29, 2009 is set forth as Exhibit 4.3.

In the year ended May 31, 2011, 5,719,499 common shares were issued as additional consideration to various lenders in private placements pursuant to short term borrowings. 8,359,326 common shares were issued to holders exercising the company's warrants. 12,952,185 common shares were issued to the Bridge lenders. 500,000 common shares were issued to an individual as compensation for services instrumental to advancing the Company's business plan. 309,282 common shares issued April 1, 2011 in connection with the additional 2% stock quarterly dividend associated with Series B Preferred shares that have requested to be redeemed upon maturity. Subsequent to May 31, 2011, 732,000 common shares have been issued in private placements to various individuals pursuant to short term borrowings and 1,372,949 common shares were issued July 1, 2011 in connection with the additional 2% stock quarterly dividend associated with Series B Preferred shares that have requested to be redeemed.

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


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2011, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, securing potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation (FSC), to facilitate entry into other state markets.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED MAY 31, 2011

RESULTS OF OPERATIONS

Total  revenues  increased  from  approximately  $1,372,000  in  fiscal  2010 to approximately $1,561,000 in fiscal 2011, while total operating expenses decreased from approximately $1,830,000 in fiscal 2010 to approximately $1,583,000 in fiscal 2011. This resulted in a loss from operations of approximately $22,000 in 2011 as compared with a loss from operations of $458,000 in fiscal 2010, an improvement of approximately $436,000.

The increase in revenues is largely attributable to the continued growth of the surety business of FSC and the recognition of gains on the sale of investments held by the company. However, net investment income decreased due to the receipt of large principal payments on mortgage backed securities, which resulted in large amortization of premiums recognized in the current year. The reduction in expenses is attributable to decreased general and administrative expenses, mostly related to the award of stock options on June 30, 2009, a reduction in professional legal fees incurred in the Company's ongoing efforts to raise additional capital to expand its business and penetrate new markets, and the elimination of expenses absorbed as part of the Jacobs & Company Mutual Fund which was liquidated on December 1, 2009.

Interest expense decreased from approximately $957,000 in fiscal 2010 to approximately $908,000 in fiscal 2011, due mainly to the expense of common shares issued attributable to the June 5, 2009 forbearance of the bridge loan holders and despite additional borrowings incurred in relation to the Company's efforts to raise additional capital financing and to provide financing of current operations.

In the twelve-month periods ending May 31, 2011 and May 31, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $54,358 and $200,240 based upon the conclusion that none of the accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.

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

The Series B designation was designed for issuance to investors in JFG and contains both conversion rights to common stock and redemption features. Each share of the Series B preferred stock is convertible, at the option of the holder, into 1,000 shares of JFG common stock and can be converted at any time. The Series B preferred shares were issued at a twenty-five percent (25%) discount to the stated face value of $1,000 per share or approximately $2,217,650 in total. Additional shares of the Series B were subsequently sold at a discount of approximately four and one-half percent (4.5%) or approximately $36,000. Additionally, the Series B preferred stock can be redeemed, at the option of the holder, at full-face value plus accrued and unpaid cumulative dividends, commencing with the fifth (5th) anniversary of the original issue date. The Company has the option to redeem the Series B preferred shares at any time after the first (1st) anniversary of the original issue date, subject to the holder choosing to exercise conversion privileges prior to the stated redemption date

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,141.341 shares of Series B Preferred. The aggregate redemption amount to which the holders are entitled as of June 30, 2011, is $3,310,824.

Under the terms of the Series B Preferred Stock, receipt of a redemption request required the Company's Board to make a good faith determination regarding (A) whether the funds of the Company legally available for redemption of shares of Series B Stock are sufficient to redeem the total number of shares of Series B Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series B Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series B Stock to be redeemed shall be increased by 2% of the Series B Face Amount, with the amount of such increase (I.E., 2% of the Series B Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series B Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series B Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject of redemption shall be paid on a pari passu basis with the Redemption Price of the Series B Stock subject of redemption in accordance herewith. Until the Redemption Price for each share of Series B Stock elected to be redeemed shall have been paid in full, such share of Series B Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

On March 8, 2011, the Company's Board of Directors determined, based on the criteria established under the terms of the Series B Preferred Stock, that there were insufficient funds available for the redemption of Series B Preferred Stock.

As an inducement to the initial preferred stock shareholders, warrants to purchase 45,402,996 shares of common stock at an exercise price of one-tenth of one cent ($.001) per share were issued. Warrants issued to Series A Preferred holders have a seven year expiration; warrants issued to Series B Preferred holders had a five-year expiration period. Such warrants were valued at approximately $533,000 using the Black-Scholes pricing model. 386,667 warrants expired unexercised on December 31, 2010, while 600,000 warrants remain outstanding with an expiration date of December 31, 2012.

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,440,090 in fiscal 2011 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $2,338,531 in fiscal 2010.


EQUITY PREFERRED STOCK

In November 2009, as a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Board deemed it advisable to designate a Series C Preferred Stock, with 10,000 authorized shares. The Recapitalization consisted of the exchange of 6,804.936 Series B Shares for a combination of Series C Shares and Common Stock Shares. For each Series B Share, the participating holder received (i) one Series C Share and (ii) 2,000 shares of JFG Common Stock. The accumulated dividend rights and preferences associated with the Series B Shares transferred undiminished to the corresponding Series C Shares. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and is considered permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization

Unlike the Series B Shares with their fixed maturity date, the Series C Shares are permanent equity, with accruing dividends only increasing the preference amount that must be satisfied before junior securities may participate in dividends or on liquidation. Accordingly, the effect of the accrual of dividends with respect to the Series C Shares on the Company's balance sheet is to increase the aggregate claimbythe Series C Shares on the equity of the corporation and to increase the deficit in common equity, while having no effect on the net equity of the corporation as a whole. The entitlement of the Series C Shares to a priority in relation to junior securities with respect to dividends and on liquidation does not create an obligation by the Company and therefore no liability is recorded until the dividends are declared by the Board of the Company. The Series C Shares are pari passu with the Series A Shares and Series

B Shares and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Shares while dividends are in arrears.

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock of $781,062 in fiscal 2011 as compared with a charge to common stockholders' equity of $374,662 in fiscal 2010.


DIVIDEND PREFERENCE AND ACCRETION

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

RESTRICTIONS ON USE OF ASSETS

Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. Accordingly, cash, marketable investments, and other receivables held by FSC are restricted from use to fund operations or meet cash needs outside of the insurance company's domain. As of May 31, 2011, such assets amounted to approximately $7.79 million.


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

REINSURANCE

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders. Ceded premiums, at a rate of 35% of written premium, are recognized as revenue ratably over the term of the related policies. Ceded unearned premiums represent the portion of ceded premiums written applicable to the unexpired terms of policies in force determined on a pro rata basis.

Under the terms of its reinsurance treaty, the Company is entitled to a No Claims Bonus from the reinsurers for each claim year in which no claims are received. The bonus is 20% of the annual reinsurance premium and no claims have been made since the inception of the treaty.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of May 31, 2011.

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

LIQUIDITY AND GOING CONCERN

The Company has experienced operating losses of approximately $22,000 and $458,000 for the fiscal years ended May 31, 2011 and 2010, respectively. The Company losses increase when accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock are taken into account to approximately $1,440,090 and $2,338,531 for the fiscal years ended May 31, 2011 and 2010, respectively. Despite increased revenue and the continued decline of operating expenses, the Company has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock dividend obligation and to cure its defaults in certain quarterly payments due its bridge-financing lenders. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

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

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reach more substantial levels. And while growth of the FSC business continues to provide additional cash flow to the Company's other subsidiaries, Jacobs & Company and Triangle Surety, it is anticipated that working capital deficiencies will continue and will need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2011 WITH 2010

The Company experienced a loss from operations of approximately $22,000 in 2011 as compared with a loss from operations of $458,000 in fiscal 2010, an improvement of approximately $436,000. After accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock, the Company experienced a loss of $1,440,090 in fiscal 2011 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $2,338,531 in fiscal 2010.


REVENUES

Revenues in fiscal 2011 amounted to $1,561,475 as compared with $1,371,783 in fiscal 2010. The increase in revenues is largely attributable to the continued growth of the surety business of FSC and the recognition of gains on the sale of investments held by the company.

Revenue from the investment management segment, net of advisory referral fees, was $266,963 in fiscal 2011 as compared with $262,635 in fiscal 2010, representing an increase of $4,328. As investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from year to year with any large fluctuations being attributable to the growth or loss of assets under management. The increase in revenues is primarily attributable to growth in individually managed funds.

Revenue from the surety insurance segment, consisting of FSC and TSA, was $1,275,319 for fiscal 2011 as compared with $1,095,213 for fiscal 2010. Revenues attributable to the insurance segment are as follows:

                                                  Year Ended May 31,
                                                2011             2010
                                         ----------------- -----------------

 Premiums earned                           $   910,940       $   768,908
 Commissions earned                             18,415            11,900
 Net investment income                         229,777           273,577
 Net realized investment gains                 116,187            40,828
                                         ----------------- -----------------

                                  Total    $ 1,275,319       $ 1,095,213
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

The increase in revenues reflected above is attributable to increased surety business that has been secured in fiscal 2011. Gross premium written in fiscal 2011 amounted to $1,613,912 as compared to $1,114,197 in fiscal 2010 and is reflective of the growth experienced in this segment of the business for the comparable periods. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.

FSC's investment holdings in fiscal 2011 averaged $7.192 million as compared with $6.553 million for fiscal 2010, with investment yields decreasing slightly from 4.1% to 3.57%. In addition, the amortization of premium for larger than usual principal payments on mortgage backed securities during fiscal 2011 resulted in decreased investment income.

EXPENSES

Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC. Incurred policy losses for fiscal 2011 have been recorded as $204,323 or 22% of earned premium as compared to $178,531 or 23.2% of earned premium for fiscal 2010. IBNR loss estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. As of May 31, 2011 FSC has not received any claims for losses on any bonds underwritten since business began in 2006, therefore its actuaries have approved reducing the percentage of premiums reserved for IBNR due to this historical pattern.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2011 such costs amounted to $313,223 or 34.38% of earned premium as compared with $249,478 or 32.4% in fiscal 2010. The increase of $63,745 in expenses is attributable to costs associated to the increase in gross premium written, while the increase as a percentage is attributable to the increase specifically in new gross premiums written, which pay a higher commission than renewal premiums.

General and administrative expenses for fiscal 2011 were $1,050,486 as compared with $1,316,211 for fiscal 2010, representing a decrease of $265,725 and are comprised of the following:

                                                            Year Ended May 31,
                                                         2011              2010           Difference
                                                    ---------------- ----------------- ----------------
Salaries and related costs                          $     483,250    $     710,750     $  (227,500)
General office expense                                    112,148          111,203             945
Legal and other professional fees                         137,250          171,535         (34,285)
Audit, accounting and related services                     87,851          110,431         (22,580)
Travel, meals and entertainment                            69,828           49,214          20,614
Other general and administrative                          160,159          163,078          (2,919)
                                                    ---------------- ----------------- ----------------
                  Total general and administrative  $   1,050,486    $   1,316,211     $  (265,725)
                                                    ================ ================= ================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased $227,500 and are comprised of the following:

                                                              Year Ended May 31,
                                                          2011               2010             Difference
                                                    ------------------ ------------------ ------------------
Salaries and wages                                  $        487,341   $        469,341   $        18,000
Commissions                                                  113,324             44,374            68,950
Payroll taxes                                                 50,763             42,372             8,391
Stock option expense                                          16,782            251,631          (234,849)
Fringe benefits                                               72,796             54,027            18,769
Key-man life insurance                                        53,099             54,994            (1,895)
Deferred policy acquisition costs                           (310,855)          (205,989)         (104,866)
                                                    ------------------ ------------------ ------------------
                  Total salaries and related costs  $        483,250   $        710,750   $      (227,500)
                                                    ================== ================== ==================

The increase in salaries and taxes is attributable to year end bonuses paid to certain employees in December 2010 which were not paid in the previous year. The decrease in stock option expense is attributable to the awarding of 10,000,000 shares of incentive stock options on June 30, 2009. Group health benefits increased due to more employees being covered in 2011 and the rising cost of health isurance premiums. The increase in commissions is attributable to FSC's commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals.

During fiscal year 2010, the Company incurred costs in response to a triennial SEC examination of its investment advisor subsidiary as well as costs in response to a statutory examination of its insurance subsidiary, required by the West Virginia Insurance Commission. Despite these costs, legal and professional fees decreased due to the need for significantly less general corporate legal services and reduced costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets. General corporate services were reduced in fiscal 2011 due primarily to costs incurred in the recapitalization and exchange of Series B Preferred shares for Series C Preferred shares in fiscal 2010, as well as less review and assistance required in connection with the filing of the Company's annual and interim reports with the Securities and Exchange Commission.

Travel, meals and entertainment expense increased during fiscal 2011 due to expanded efforts by management obtain financing necessary to expand the Company's business and penetrate new markets

Other less significant increases and decreases were experienced in other general administrative expenses categories in fiscal 2011 as compared to fiscal 2010.

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

While the Fund was responsible for its own operating expenses, Jacobs & Co., as the investment advisor, had agreed to limit the Fund's aggregate annual operating expenses to 2% of the average net assets. Under this expense limitation agreement, Jacobs & Co. absorbed $75,038 of the Fund's operating expenses in 2010 as compared to having no revenue or expense attributable to the fund during fiscal 2011. The cumulative reimbursement due the Fund by J&C as of May 31, 2011 was $54,866.

GAIN ON EXTINGUISHMENT OF DEBT

During the years ended May 31, 2011 and May 31, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amounts of $54,358 and $200,240, based upon the conclusion that none of accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.


INTEREST EXPENSE AND INTEREST INCOME

Interest expense for fiscal 2011 was $908,375 as compared with $956,973 in fiscal 2010. The increase in interest expense is primarily attributable to the bridge-financing arrangement forbearance agreement and increased debt and stock issued as incentive for debt in 2010. Components of interest expense are comprised of the following:

                                                                    Year Ended May 31,
                                                                 2011               2010             Difference

                                                           ------------------ ------------------ -------------------
Interest expense on bridge financing                       $         595,000  $         583,829  $          11,171
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements             132,662            269,850           (137,188)
Interest expense on demand and term notes                            129,844             95,599             34,245
Other finance charges                                                 50,869              7,695             43,174
                                                           ------------------ ------------------ -------------------
                                   Total interest expense  $         908,375  $         956,973  $         (48,598)
                                                           ================== ================== ===================

The decrease in the expense of common shares issued (or to be issued) for fiscal year 2010 as compared to fiscal year 2010 was largely attributable to the issuance of common stock on June 5, 2009 in relation to the agreement with the bridge loan holders. Interest expense on demand and term notes increased due to increased borrowings and other finance charges increased due to incentive fees paid to a note holder to obtain borrowings as well as interest paid upon the satisfaction of the payroll tax withholding liability with the U.S. Treasury.

PREFERRED STOCK ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount and accrued but unpaid dividends on preferred stock as follows:

                                                      Year Ended May 31,
                                                     2011             2010
                                               ----------------- ---------------
Accretion of discount                          $       10,888    $      273,369
Accrued dividends - mandatorily redeemable
 preferred stock                                      122,468           607,706
Accrued dividends - equity preferred stock            781,062           374,662
                                               ----------------- ---------------
                                               $      914,418    $    1,255,737
                                               ================= ===============

The Series B class of stock is treated as a liability as of November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, accretion of $106,366 and dividends of $324,455 associated with the Series B after that date are deductions from net income and not included in the table above. The decrease in the accretion of discount and accrued dividends on mandatorily redeemable preferred stock results from this exclusion of Series B subsequent to November 30, 2009, the application of the interest or constant yield method to the initial discount recorded over a period of five years from the date of issuance of the stock and the final month's accretion of the discount on Series A Preferred stock recognized in December 2010. Series C equity stock accrues dividends at the same rate as the Series B for which it was exchanged; however, it is separated in the table above due to Series C not being mandatorily redeemable. Series C does not accrete.

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


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The following financial statements are included herein in response to Item 8:

                                                                        Page
                                                                    ------------
Table of Contents                                                           F-1

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

Schedule IV - Supplementary Insurance Information - Reinsurance            F-49

Schedule VI - Supplemental Information                                     F-50

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

In connection with the audits for the years ended May 31, 2011 and May 31, 2010, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by JFG's management, with the participation of JFG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of JFG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of May 31, 2011, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2011, JFG's disclosure controls and procedures were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG's financial condition as of May 31, 2011 and 2010, and the results of its operations and cash flows for the years ended May 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principals (GAAP).

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

JFG management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2011. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2011. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

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


Item 9B. OTHER INFORMATION
--------------------------

None

PART III
--------

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE
---------------------------------------------------------------

The directors and executive officers of the Company, their ages and positions are as follows:

      NAME                      AGE                        POSITION
----------------------          ---            -------------------------------
John M. Jacobs                  57             President and CEO/CFO, Director
C. David Thomas                 58                         Director
Mario J. Marra                  57                         Director
Bradley W. Tuckwiller           58                         Director
Eric D. Ridenour                39                         Director
Robert J. Kenney                64                      Vice President


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


Item 11. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2011 and 2010 to the Principal Executive Officer and the two most highly compensated executive officers of the Company (the "Named Executive Officers").

----------------- -------- -------------- ------------------- ---------- -------------- ----------------- ------------------
                                                                                              ALL
   NAMES AND                                                    STOCK       OPTION           OTHER
   PRINCIPAL                  SALARY      BONUS/COMMISSIONS    AWARDS       AWARDS        COMPENSATION          TOTAL
    POSITION       YEAR         ($)              ($)             ($)      ($) (1) (2)       ($) (3)              ($)
----------------- -------- -------------- ------------------- ---------- -------------- ----------------- ------------------
John M. Jacobs,   2011       $150,000          $ 12,751           -            $6,356     $    28,652        $  222,759
CEO               2010       $150,000                 -           -        $  147,311     $    32,259        $  304,750
----------------- -------- -------------- ------------------- ---------- -------------- ----------------- ------------------
Robert J.          2011      $  75,000         $  7,500           -        $    2,542               -         $  85,042
Kenney, VP         2010      $  75,000                -           -        $   55,830               -        $  130,830
----------------- -------- -------------- ------------------- ---------- -------------- ----------------- ------------------

(1) On June 30, 2009, the compensation committee of the board of directors awarded 5,000,000, and 2,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share to Mr.

     Jacobs and Mr. Kenney, respectively, which vest as set forth in the table below. The term of the options is five years and they expire in June 2014.

     ------------------------- -----------------------------------------------
           Vesting date                  Incentive Stock Option Awards
     ------------------------ ---------------------- -------------------------
                                 John M. Jacobs         Robert J. Kenney
     ------------------------- ---------------------- ------------------------
     June 30, 2009                   2,500,000               1,000,000
     ------------------------- ---------------------- ------------------------
     June 30, 2010                   2,500,000               1,000,000
     ------------------------- ---------------------- ------------------------

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and stock awards as of May 31, 2011.

---------------- -----------------------------------------------------------------------------------
                                                   OPTION AWARDS
---------------- -----------------------------------------------------------------------------------
                                                         EQUITY
                                     NUMBER OF       INCENTIVE PLAN
                    NUMBER OF        SECURITIES      AWARDS; NUMBER
                   SECURITIES        UNDERLYING      OF SECURITIES
                   UNDERLYING       UNEXERCISED        UNDERLYING
                   UNEXERCISED      OPTIONS (#)       UNEXERCISED        OPTION
                   OPTIONS (#)     UNEXERCISABLE        UNEARNED        EXERCISE         OPTION
     NAME          EXERCISABLE                        OPTIONS (#)       PRICE ($)      EXPIRATION
                                                                                          DATE
---------------- ---------------- ----------------- ----------------- -------------- ---------------
    John M.         5,000,000            -                 -              $.04         06/30/2014
  Jacobs, CEO
---------------- ---------------- ----------------- ----------------- -------------- ---------------
   Robert J.
  Kenney, VP        2,000,000            -                 -              $.04         06/30/2014
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

The following table sets forth compensation received by non-employee directors for the fiscal year ended May 31, 2011.
------------------------- ----------------------------------------- ------------

          NAME                FEES EARNED OR PAID IN CASH ($)        TOTAL ($)
------------------------- ----------------------------------------- ------------
    Brad Tuckwiller                        $1,350                     $1,350
------------------------- ----------------------------------------- ------------
    C. David Thomas                        $1,350                     $1,350
------------------------- ----------------------------------------- ------------
     Timothy Maddox                        $1,200                     $1,200
------------------------- ----------------------------------------- ------------
    Linda G. Aguilar                       $1,200                     $1,200
------------------------- ----------------------------------------- ------------

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The following tables set forth the beneficial ownership of common stock of the Company as of September 13, 2011 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

------------------------ ------------------------------------------- ------------------- ----- ---------------------
                                                                     Amount and Nature
                                                                             of
                                    Name and Address of                  Beneficial                 Percent of
    Title of Class                    Beneficial Owner                  Ownership (1)                 Class (2)
------------------------ ------------------------------------------- ------------------- ----- ---------------------

MORE THAN 5.00% BENEFICIAL OWNERSHIP
------------------------------------
        Common                         John M. Jacobs                    30,322,746     (3)           11.84%
                                 300 Summers St. Suite 970
                                   Charleston, WV 285301

        Common                      Charles D. Ungurean                  25,913,358                   10.61%
                                    8400 Dunsinane Drive
                                      Dublin, OH 43017

        Common                        Fay S. Alexander                   12,796,931     (4)            5.24%
                                  6318 Timarron Cove Lane
                                    Burke, VA 22015-4073

        Common                        William D. Jones                   13,930,970     (5)            5.69%
                                     513 Georgia Avenue
                                   Chattanooga, TN 37403

        Common                        Charles L. Stout                   12,525,000     (6)            5.12%
                                      Route 1, Box 41J
                                    Bridgeport, WV 26330

        Common                         A Thomas Falbo                    12,351,937     (7)            5.06%
                                    2700 E. DuPont Ave.
                                      Belle, WV 25015


DIRECTORS AND NAMED EXECUTIVE OFFICERS
--------------------------------------

                                       John M. Jacobs                    30,322,746     (3)           11.84%
        Common                   300 Summers St. Suite 970
                                   Charleston, WV 285301

                                      Robert J. Kenney                    2,920,000     (8)            1.19%
        Common                       809 Sherwood Drive
                                    Charleston, WV 25314

                                       Mario J. Marra                       989,795      *
        Common                        204 Olive Street
                                    Bridgeport, WV 26330

                                      Eric D. Ridenour                    9,421,761     (9)            3.80%
        Common                     Two Morrocroft Centre
                                4064 Colony Road, Suite 195
                                    Charlotte, NC 28211

                                      C. David Thomas                       992,295      *
        Common                        P. O., Box 5157
                                    Charleston, WV 25361

                                   Bradley W. Tuckwiller                  3,869,152     (10)           1.58%
        Common                          P O Box 1294
                                    Lewisburg, WV 24901

                                 ALL DIRECTORS AND EXECUTIVE
        Common                    OFFICERS AS A GROUP                    48,515,749                   18.47%

---------------------

* Represents beneficial ownership of less than one percent of the Company's common stock.

1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 9, 2011 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

2) Based on 244,409,253 shares of common stock issued and outstanding as of September 9, 2011.

3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership ("JFLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,193,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes 5,000,000 in vested options to purchase Company stock exercisable within 60 days of September 9, 2011. Includes the right to convert Series C Preferred Stock holdings to 6,733,340 shares of common stock exercisable within 60 days of September 9, 2011. John M.
     Jacobs is the CEO and a member of the board of directors for the Registrant.

4) Includes 11,425,111 shares of common stock held in the name of Graphite Investment, LLC ("Graphite") and 1,157, 120 shares held in the name of Southall Management Corporation ("Southall") of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of September 9, 2011. Includes 214,700 shares held in joint tenancy with spouse, Dan C. Alexander.

5) Includes 9,970,578 shares of common stock held in joint tenancy with spouse, Cynthia B. Jones. Includes the right to convert Series C Preferred Stock holdings to 2,821,160 shares of common stock exercisable within 60 days of September 9, 2011.

6) Includes 25,000 shares of common stock held in the name of Applied Mechanics Corporation of which Charles L. Stout is President and a director. Includes 12,000,000 shares held in joint tenancy with spouse, Marilyn J. Stout.

7) Includes 748,000 shares of common stock held in joint tenancy with spouse, Vicke R. Falbo. Includes 6,518,667 shares of common stock held in Montgomery Equipment Company, Inc., of which Mr. Falbo is President. Includes the right to convert Series C Preferred Stock holdings to 4,666,670 shares of common stock exercisable within 60 days of September 9, 2011.

8) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lee Anne Kenney. Includes 335,000 shares of common stock held in the Individual Retirement Account ("IRA") of, Robert J. Kenney. Includes 510,000 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Lee Anne Kenney. Includes 2,000,000 in vested options to purchase Company stock exercisable within 60 days of September 9, 2011.

9) Includes 562,346 shares of common stock held in joint tenancy with spouse, Mary K. Ridenour. Includes 937,504 shares of common stock held in the Individual Retirement Account of Eric D. Ridenour. Includes the right to convert Series C Preferred Stock holdings to 2,811,730 shares of common stock held in joint tenancy with spouse. Includes the right to convert Series C Preferred Stock holdings to 810,670 shares of common stock held in the Individual Retirement Account of Eric D. Ridenour exercisable within 60 days of September 9, 2011.

10) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lynn D. Tuckwiller. Includes 1,000,000 in vested options to purchase Company stock exercisable within 60 days of September 9, 2011.


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

During fiscal 2011, advances to the Company from Mr. Jacobs amounted to $1,125,113, which included assumption of company debt in the amount of $624,303, and repayments to Mr. Jacobs amounted to $1,162,182. As of May 31, 2011, the balance due the Company from Mr. Jacobs was $29,965. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2011 was $143,460.

During fiscal 2010, advances to the Company from Mr. Jacobs amounted to $710,435, which included assumption of company debt in the amount of $185,652 and repayments to Mr. Jacobs amounted to $706,412. As of May 31, 2010, the balance due to Mr. Jacobs from the Company was $7,104. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2010 was $178,444.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2010 and 2011 fiscal years.

As of September 13, 2011, $16,746 was owed by the Company to Mr. Jacobs.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

AUDIT FEES

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-Q, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2011 amounted to $99,894.

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-Q, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2010 amounted to $108,824.

AUDIT-RELATED SERVICES

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2011 amounted to $10,038.

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2010 amounted to $3,164.

FEES FOR TAX PREPARATION SERVICES

During fiscal 2011, billings for tax preparation services were $8,729. During fiscal 2010, billings for tax preparation services were $9,221.

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


PART IV
-------

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

(a)(1 The following financial statements are included in response to Item 8 herein:

                                                                       Page
                                                                    ------------
Report of Independent Registered Public Accounting Firm                     F-2

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


(a)(2) The following financial statement schedules are included in response to Item 8 herein:

                                                                           Page
                                                                    ------------
SCHEDULES

Schedule I - Summary of Investments - Other than
 Investments in Related Parties                                            F-45

Schedule II - Condensed Financial Information of Registrant                F-46

Schedule III - Supplementary Insurance Information                         F-48

Schedule IV - Supplementary Insurance Information - Reinsurance            F-49

Schedule VI - Supplemental Information                                     F-50

JACOBS FINANCIAL GROUP, INC.
TABLE OF CONTENTS







                                                                       Page
                                                                    ------------
Report of Independent Registered Public Accounting Firm                     F-2

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


                                                                           Page
                                                                    ------------
SCHEDULES

Schedule I - Summary of Investments - Other than
 Investments in Related Parties                                            F-45

Schedule II - Condensed Financial Information of Registrant                F-46

Schedule III - Supplementary Insurance Information                         F-48

Schedule IV - Supplementary Insurance Information - Reinsurance            F-49

Schedule VI - Supplemental Information                                     F-50

             Report of Independent Registered Public Accounting Firm



To the Board of Directors
Jacobs Financial Group, Inc.
Charleston, West Virginia


We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. and subsidiaries (the "Company") as of May 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and mandatorily redeemable preferred stock and stockholders' equity (deficit) for the years then ended. Our audits also included the financial statement schedules listed in the Index as Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.

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


/s/Malin, Bergquist & Company, LLP
-----------------------------
Malin, Bergquist & Co., LLP
Pittsburgh, PA
September 13, 2011


JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                             MAY 31, 2011          MAY 31, 2010
                                                                            ---------------      -----------------
ASSETS

INVESTMENTS AND CASH:

Bonds and mortgaged-back securities available for sale, at market value     $   6,038,718        $     6,618,472
  (amortized cost - 05/31/11 $5,858,595; 05/31/10 $6,413,857)
Equity investments available for sale, at market value, net                       453,456                      -
  (amortized cost - 05/31/11 $450,908; 05/31/10 $0)
Short-term investments, at cost (approximates market value)                     1,007,617                264,079
Cash                                                                              290,569                 74,571
                                                                            ---------------      -----------------
                                   TOTAL INVESTMENTS AND CASH                   7,790,360              6,957,122

Investment income due and accrued                                                  38,736                 31,833
Premiums and other accounts receivable                                            171,702                147,466
Prepaid reinsurance premium                                                       264,763                214,385
Funds deposited with Reinsurers                                                         -                122,568
Deferred policy acquisition costs                                                 190,711                128,453
Furniture, Automobile, and equipment, net of accumulated depreciation
 of $158,267 and $144,102 respectively                                             33,140                 18,380
Other assets                                                                       21,986                 27,832
Intangible assets                                                                 150,000                150,000
                                                                            ---------------      -----------------

                                                 TOTAL ASSETS               $   8,661,398        %     7,798,039
                                                                            ===============      =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                         $    815,512               $611,190
Reserve for unearned premiums                                                     851,783                618,095
Advanced premium                                                                   20,195                      -
Accrued expenses and professional fees payable                                    573,568                613,301
Accounts payable                                                                  144,997                141,287
Ceded reinsurance payable                                                          77,635                      -
Related party payable                                                              99,209                 96,160
Term note payable to related party                                                360,000                360,000
Demand notes payable to related party                                              45,035                 91,490
Notes payable                                                                   4,874,500              4,159,119
Accrued interest payable                                                        1,148,730                651,983
Accrued interest payable to related party                                         140,181                 71,481
Other liabilities                                                                  89,257                212,995


Mandatorily redeemable Series B Preferred Stock, $.0001 par value per share; 3,136.405 shares authorized; 2,817.004
 shares issued and outstanding at May 31, 2011 and May 31,
 2010; stated liquidation value of $1,000 per share                             4,257,703              3,826,882
                                                                            ---------------      -----------------
                                            TOTAL LIABILITIES                  13,498,305             11,453,983


Series A  Preferred  Stock,  $.0001  par  value  per  share;
 1  million  shares authorized; 2,675 shares issued and outstanding at May 31, 2011 and May 31, 2010, respectively; stated liquidation
 value of $1,000 per share                                                      3,138,623              3,005,266
                                                                            ---------------      -----------------
                 TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                   3,138,623              3,005,266

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred Stock, $.0001 par value per share;
 10,000 shares authorized;  6,804.936 shares issued and outstanding at May 31, 2011 and May 31, 2010, respectively; includes $3,451,348
 and $2,670,286 accrued Series C dividends, respectively                        9,482,279             8,701,217

Common stock, $.0001 par value per share; 490 million shares authorized;
 242,304,304 and 214,464,012 shares issued and outstanding
 at May 31, 2011 and May 31, 2010, respectively                                    24,230                21,446

Additional paid in capital                                                      3,549,443             3,404,431
Accumulated deficit                                                           (21,214,153)          (18,992,919)
Accumulated other comprehensive income (loss)                                     182,671               204,615
                                                                            ---------------      -----------------
                          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (7,975,530)           (6,661,210)
                                                                            ---------------      -----------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $   8,661,398        $    7,798,039
                                                                            ===============      =================






                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS






                                                                                              YEAR ENDED MAY 31,

                                                                                      2011                             2010
                                                                                 ---------------                  ---------------

REVENUES:

Investment advisory services                                                     $      266,963                   $     262,635
Insurance premiums and commissions                                                      929,355                         780,808
Net investment income                                                                   229,777                         273,577
Net realized investment gains (losses)                                                  116,187                          40,828
Other income                                                                             19,193                          13,935
                                                                                 ---------------                  ---------------
                                                         TOTAL REVENUES               1,561,475                       1,371,783


OPERATING EXPENSES:

Incurred policy losses                                                                  204,323                         178,531
Insurance policy acquisition costs                                                      313,223                         249,478
General and administrative                                                            1,050,486                       1,316,211
Mutual fund costs                                                                             -                          75,038
Depreciation                                                                             15,339                          10,609
                                                                                 ---------------                  ---------------
                                               TOTAL OPERATING EXPENSES               1,583,371                       1,829,867
                                                                                 ---------------                  ---------------

                                      NET INCOME (LOSS) FROM OPERATIONS                 (21,896)                       (458,084)

Gain on debt extinguishment                                                              54,358                         200,240
Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock                                                             (430,821)                       (242,639)
Interest expense                                                                       (908,375)                       (956,973)
                                                                                 ---------------                  ---------------

                                                       NET INCOME (LOSS)             (1,306,734)                     (1,457,456)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                                           (133,356)                       (881,075)
Accrued dividends on Series C Preferred Stock equity                                   (781,062)                       (374,662)
                                                                                 ---------------                  ---------------

                  NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS          $   (2,221,152)                  $  (2,713,193)
                                                                                 ===============                  ===============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                                      $        (0.01)                  $       (0.01)
                                                                                 ===============                  ===============


WEIGHTED-AVERAGE SHARES OUTSTANDING                                                 227,839,197                     200,089,422
                                                                                 ===============                  ===============




                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)





                                                                                                     YEAR MONTHS ENDED
                                                                                                          MAY 31,
                                                                                                2011                      2010
                                                                                            ---------------        -----------------
COMPREHENSIVE INCOME (LOSS):

Net income (loss) attributable to common stockholders                                       $ (2,221,152)          $    (2,713,193)

OTHER COMPREHENSIVE INCOME (LOSS):

Reclassification of investments from Held to Maturity to Avaialble for Sale                            -                   175,479

Net unrealized gain (loss) of available-for-sale investments arising during period                39,007                    15,794

Reclassification adjustment for realized (gain) loss included in net income                      (60,951)                  (26,151)
                                                                                            ---------------        -----------------
Net unrealized gain (loss) attributable to available-for-sale investments recognized
 in other comprehensive income                                                                   (21,944)                  165,122
                                                                                            ---------------        -----------------

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                             $ (2,243,096)          $    (2,548,071)
                                                                                            ===============        =================

















                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                       YEARS ENDED MAY 31,
                                                                               2011                         2010
                                                                            --------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                           $ (1,306,734)                 $ (1,457,456)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Unearned premium                                                                 203,505                       (39,971)
Stock option expense                                                              16,782                       251,632
Stock issued (or to be issued) in connection with financing arrangements         124,197                       261,958
Stock issued (or to be issued) in connection with dividend arrangements            1,877                             -
Accrual of Series B preferred stock dividends and accretion                      430,821                       242,639
Provision for loss reserves                                                      204,322                       178,532
Amortization of premium                                                          118,580                        71,996
Depreciation                                                                      15,339                        10,609
Accretion of discount                                                            (14,478)                       (9,217)
Realized (gain) loss on sale of securities                                      (116,187)                      (42,926)
Gain on extinguishment of debt                                                   (54,358)                     (200,239)
Loss on disposal of equipment                                                        336                             -
Change in operating assets and liabilities:
   Other assets                                                                    5,848                        18,103
   Premium and other receivables                                                 (24,236)                      (86,282)
   Investment income due and accrued                                              (6,152)                       (2,860)
   Deferred policy acquisition costs                                             (62,258)                       14,720
   Related party accounts payable                                                  3,050                        21,150
   Accounts payable and cash overdraft                                            (1,318)                       82,846
   Accrued expenses and other liabilities                                        652,181                       482,536
                                                                            --------------                --------------

                        NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES      191,117                       (202,230)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments                                   (743,538)                      123,674
Costs of bonds acquired                                                       (2,623,919)                            -
Costs of mortgaged-backed securities acquired                                 (1,977,132)                   (2,378,290)
Purchase of equity securities                                                   (448,992)                            -
Sale of securities available for sale                                          3,542,943                       404,958
Repayment of mortgage-backed securities                                        1,622,788                     1,490,926
Purchase of furniture and equipment                                              (30,435)                       (5,819)
                                                                            --------------                --------------

                        NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES      (658,285)                     (364,551)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                                               1,125,113                       691,764
Repayment of related party debt                                               (1,162,183)                     (687,741)
Proceeds from borrowings                                                       1,762,000                     1,017,500
Repayment of borrowings                                                       (1,046,619)                     (473,172)
Proceeds from issuance of Series A preferred stock                                     -                        10,000
Proceeds from exercise of common stock warrants                                    4,855                         2,963
                                                                            --------------                --------------

                             NET CASH FLOWS FROM FINANCING ACTIVITIES            683,166                       561,314

NET INCREASE (DECREASE) IN CASH                                                  215,998                        (5,467)

CASH AT BEGINNING OF PERIOD                                                       74,571                        80,038
                                                                            --------------                --------------

CASH AT END OF PERIOD                                                       $    290,569                  $     74,571
                                                                            ==============                ==============

SUPPLEMENTAL DISCLOSURES

Interest paid                                                               $    210,266                  $    292,689
Income taxes paid                                                                      -                             -

Non-cash investing and financing transaction:
 Additional consideration paid for issuance of debt                              124,201                       261,958


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


                                   SERIES A                SERIES B
                             MANDATORILY REDEEMABLE  MANDATORILY REDEEMABLE
                                                        CONVERTIBLE
                                PREFERRED STOCK        PREFERRED STOCK
                               SHARES     AMOUNT      SHARES      AMOUNT

                              ----------------------------------------------
                              --------  -----------  ---------  ------------
BALANCE,
MAY 31, 2009                     2,665  $ 2,860,670  9,621.940  $11,429,440

Issuance of
Series A and B Preferred
Stock and common stock              10       10,000          -            -

Issuance of common stock
as additional consideration
for financing arrangements           -            -          -            -

Exercise of warrants                 -            -          -            -

Accretion of mandatorily
redeemable convertible
preferred stock                      -       17,881          -      255,487

Accrued dividends
of mandatorily
redeemable convertible
preferred stock                      -      116,715          -      490,991

Accrued dividends
of Series C equity
preferred stock                      -            -          -            -

Exchange of Series C Preferred
Stock for Series B
Mandatorily Redeemable
Convertible Preferred Stock          -            - (6,804.936)  (8,591,675)

Reclassification of Series B
from temporary equity
to liabilities                       -            - (2,817.004)  (3,584,243)

Increase (Decrease)
in accrual of common
shares to be issued in
connection with
financing arrangements               -            -          -            -

Common stock
option expense                       -            -          -            -

Unrealized net gain
(loss) on available for
sale securities                      -            -          -            -

Net income (loss), year
ended May 31, 2010                   -            -          -            -
                               -------  -----------  ---------  ------------
BALANCE,
MAY 31, 2010                     2,675  $ 3,005,266      0.000  $         -
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
                                ----------------------------------------------------------------------------------------------------

                           See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWELVE MONTH PERIOD ENDED MAY 31, 2011

                                           -----------------------------------------------------------------------------------------

                                                                            STOCKHOLDERS' EQUITY (DEFICIT)

                           SERIES A        -----------------------------------------------------------------------------------------
                    MANDATORILY REDEEMABLE        COMMON STOCK             SERIES C PREFERRED               ACCUMULATED
                                           ------------------------------ ---------------------                OTHER
                                                               ADDITIONAL                                  COMPREHENSIVE
                         PREFERRED STOCK                        PAID-IN               AMOUNT    ACCUMULATED    INCOME
                         SHARES   AMOUNT     SHARES    AMOUNT   CAPITAL     SHARES   AND APIC     DEFICIT      (LOSS)      TOTAL
                         -----  ---------- ----------- ------- ----------  --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2010    2,675  $3,005,266 214,464,012 $21,446 $3,404,431  6,804.936 $ 8,701,217 $(18,992,919) $204,615 $(6,661,210)

Issuance of common
 stock as compensation
 for services                -           -     500,000      50      1,998          -           -            -         -       2,048

Issuance of common
 stock as additional
 consideration for
 financing arrangements      -           -  18,980,966   1,898    117,386          -           -            -         -     119,284

Exercise of warrants         -           -   8,359,326     836      4,019          -           -            -         -       4,855

Accretion of Series A
 mandatorily redeemable
 convertible preferred
 stock                       -      10,889           -       -          -          -           -      (10,889)        -     (10,889)

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock             -     122,468           -       -          -          -           -     (122,549)        -    (122,549)

Accrued dividends of
 Series C equity
 preferred stock             -           -           -       -          -          -     781,062     (781,062)        -           -

Increase (Decrease) in
 accrual of common
 shares to be issued
 in connection with
 financing arrangements      -           -           -       -      4,827          -           -            -         -       4,827

Common stock option
 expense                     -           -           -       -     16,782          -           -            -         -      16,782

Unrealized net gain
 (loss) on available
 for sale securities         -           -           -       -          -          -           -            -   (21,944)    (21,944)

Net income (loss),
 year ended
 May 31, 2011                -           -           -       -          -          -           -   (1,306,734)        -  (1,306,734)

                         -----  ---------- ----------- ------- ----------  --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2011    2,675  $3,138,623 242,304,304 $24,230 $3,549,443  6,804.936 $ 9,482,279 $(21,214,153) $182,671 $(7,975,530)


                           See accompanying notes.
                                       F-9

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

LIQUIDITY AND GOING CONCERN

These  financial  statements  are  presented  on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company incurred operating losses of approximately $22,000 and $458,000 for the years ended May 31, 2011 and 2010. The Company's losses increase when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account to approximately $1,440,000 and $2,339,000 for the years ended May 31, 2011 and 2010. Losses are expected to continue until FSC develops a more substantial book of business. While improvement is anticipated as the Company's business plan is implemented, restrictions on the use of FSC's assets (See Note
C), the company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

Policy acquisition costs include costs that vary with and are primarily related to the acquisition of new business. Such costs generally include commissions, underwriting expenses, and premium taxes and are deferred and amortized over the period in which the related premiums are earned. The deferred policy acquisition cost assets are reviewed for recoverability based on the profitability of the underlying surety policy. Investment income is not anticipated in the recoverability of deferred policy acquisition costs.

INVESTMENTS

Debt securities are designated at purchase as held-to-maturity, trading or available for sale. Held-to-maturity debt securities are carried at amortized cost where the Company has the ability and intent to hold these securities until

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

DERIVATIVES

The Company uses derivatives in the form of covered call options sold to generate additional income and provide limited downside protection in the event of a market correction.

These transactions expose the Company to potential market risk for which the Company receives a premium up front. The market risk relates to the requirement to deliver the underlying security to the purchaser of the call within a definite time at an agreed price regardless of the then current price of the security. As a result the Company takes the risk that it may be required to sell the security at the strike price, which could be a price less than the then market price. Should the security decline in price over the holding period of the call option, the Company realizes the option premium received as income and the Company lessens or mitigates this risk which may be eliminated by a closing transaction for the covered call and sale of the underlying security.

The Company invests in large capitalized US securities traded on major US exchanges and writes standardized covered calls only against these positions (covered calls), which are openly traded on major US exchanges. The use of such underlying securities and standardized calls lessens the credit risk to the furthest extent possible.

The Company is not exposed to significant cash requirements through the use of covered calls in that it sells a call for a premium and may use these proceeds to enter a closing transaction for the call at a later date.

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

RECLASSIFICATIONS

Certain amounts in the 2010 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2011 and for the year then ended. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update 2011-05, "Comprehensive Income: Presentation of Comprehensive Income". This object of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

In May 2011, the FASB issued  Accounting  Standards Update  2011-04,"Fair  Value
Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and AFRSs". The amendments in this Update will improve the comparability of fair value measurements presented and disclosed in

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - INVESTMENTS
--------------------

The Company held the following investments, by security type, that have been classified as available-for-sale and carried at market value at May 31, 2011:

                                                  Gross Unrealized       Gross Unrealized
                            Amortized Cost              Gains                 Losses            Fair Market Value
                         ---------------------- ---------------------- ---------------------- ----------------------
State and municipal      $           1,073,724  $                   -  $              26,955  $           1,046,769
securities

Equity securities                      461,524                 11,685                  7,002                466,207
Derivatives                            (10,616)                (3,010)                  (875)               (12,751)
Mortgage Backed
 Securities                          4,784,871                208,356                  1,278              4,991,949
                         ---------------------- ---------------------- ---------------------- ----------------------
                         $           6,309,503  $             217,031  $              34,360  $           6,492,174
                         ====================== ====================== ====================== ======================


The Company held the following investments, by security type, that were classified as available-for-sale and carried at market value at May 31, 2010:

                            Amortized Cost        Gross Unrealized       Gross Unrealized       Fair Market Value
                                                        Gains                 Losses
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

There are no securities classified as held to maturity at May 31, 2011 or May 31, 2010.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS ARE SUMMARIZED BELOW:


                                                                               May 31, 2011
                                                    --------------------------------------------------------------------
                                                                      Fair Value Measurements Using
                                                                                                           Assets At
                                                        Level 1           Level 2          Level 3        Fair Value
                                                    ----------------- ---------------- ---------------- ----------------
Assets:
Fixed income securities at fair value               $              -  $     6,038,718  $             -  $      6,038,718
Equity securities at fair value (includes                    453,456                -                -           453,456
derivatives)
Short-term investments at fair value                       1,007,617                -                -         1,007,617
                                                    ----------------- ---------------- ---------------- ----------------
Total Assets                                        $      1,461,073  $     6,038,718  $             -  $      7,499,791


                                                                               May 31, 2010
                                                   ---------------------------------------------------------------------
                                                                      Fair Value Measurements Using
                                                                                                          Assets At
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


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2011 or at May 31, 2010.

At May 31, 2011, the Company's insurance subsidiary had securities and short term investment with a fair value of $1,093,368 on deposit with the State insurance department to satisfy regulatory requirements. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the Insurance Commissioner. Accordingly, investments and cash in the amount of $7,789,441 and $6,956,987 as of May 31, 2011 and 2010, respectively, are restricted to the use of FSC.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principal repayments on U.S. government agency mortgage-backed securities held by the Company as of May 31, 2011 are estimated as follows:

                                                                  Fair Market
                                             Amortized Cost          Value
                                            ------------------ -----------------
Due in one year or less                     $         840,527  $       $ 880,586

Due after one year through five years               2,078,869          2,173,974

Due after five years through ten years              1,131,350          1,180,987

Due after ten years                                   734,125            756,402
                                            ------------------ -----------------
                                            $       4,784,871  $       4,991,949
                                            ================== =================

Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

An analysis of net investment income follows:

                                                 2011               2010
                                           ------------------ ------------------
Bonds - fixed maturities                   $          59,516  $           9,217

Mortgage-backed securities                           170,129            264,508

Short-term investments                                   132                146
                                           ------------------ ------------------
                                                     229,777            273,871
               Total investment income
                                           ------------------ ------------------
Investment expense                                         -                294
                                           ------------------ ------------------
                 Net investment income     $         229,777  $         273,577
                                           ================== ==================

The increases (decrease) in unrealized appreciation of investments were as follows:
                                                        2011        2010
                                                     ----------- ----------

        Bonds-fixed maturities                       $ (26,955)   $(28,570)

        Mortgage-backed securities                       2,463     118,637
        Equity securities                                2,548       2,418
                                                     ----------- ----------
           Increase (decrease) in unrealized
                                appreciation       $   (21,944)   $ 92,485
                                                     =========== ==========

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross gains and gross losses realized on available-for-sale securities were as follows:

                                                        Gross         Gross
                                           Gross       Realized      Realized
                                         Proceeds       Gains         Losses
                                       ------------- ------------- -------------
2011
        Bonds-fixed maturities         $  1,592,745  $     32,187  $          -

        Mortgage-backed securities        1,952,133        84,017             -

        Equity securities (derivatives)       1,916             -           (17)
                                       ------------- ------------- -------------
                     Total             $  3,546,794  $    116,204  $        (17)
                                       ============= ============= =============
2010
        Bonds-fixed maturities         $    404,958  $     42,926  $          -

        Mortgage-backed securities                -             -             -

        Equity securities                     8,182             -         2,098
                                       ------------- ------------- -------------

                     Total             $    413,140  $     42,926  $      2,098
                                       ============= ============= =============


The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2011 and May 31, 2010.


                               Less than 12 Months             12 Months or More                    Total
                         -------------------------------- ---------------------------- --------------------------------
                              Cost          Unrealized       Cost        Unrealized         Fair         Unrealized
                               (a)            Losses          (a)          Losses          Value           Losses
                         ---------------- --------------- ------------ --------------- --------------- ----------------
2011

Equity securities        $       186,825   $       7,002  $      -     $            -   $   179,823    $      7,002
Bonds- Fixed Maturities        1,073,724          26,955         -                  -     1,046,769          26,955
Mortgage-backed
securities                       136,269           1,278         -                  -       134,991           1,278
                         ---------------- --------------- ------------ --------------- --------------- ----------------

                  Total  $     1,396,818  $       35,235  $      -     $            -  $  1,361,583    $     35,235
                         ================ =============== ============ =============== =============== ================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2010

Mortgage-backed
securities               $       945,394  $        3,699  $      -     $            -  $    941,685    $     3,699
                         ---------------- --------------- ------------ --------------- --------------- ----------------

                  Total  $       945,394  $        3,699  $      -     $            -  $    941,685    $     3,699
                         ================ =============== ============ =============== =============== ================

(a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

As of May 31, 2011, the company held 4 mortgage-backed securities with gross unrealized losses of $1,278, all of which have been in a continuous loss position for less than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates.

As of May 31, 2011, the company held 3 fixed maturity municipal bonds with gross unrealized losses of $26,955, all of which have been in a continuous loss position for less than 12 months.

As of May 31, 2011, the company held 6 equity security investments with gross unrealized losses of $7,002, all of which have been in a continuous loss position for less than 12 months. These securities consist of common stock whose fair value is sensitive to movements in market interest rates.

All unrealized losses are considered temporary since the Company has the ability to hold the securities until maturity if needed.


NOTE D-DEFERRED POLICY ACQUISITION COSTS
----------------------------------------

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.


                                                  2011                  2010
                                           ------------------     --------------

Balance at beginning of year               $         128,453      $     143,173
Acquisition costs deferred                           372,678            242,090
Amortization charged to operations                  (310,420)          (256,810)
                                           ------------------     --------------

                    Total                  $         190,711      $     128,453
                                           ==================     ==============


NOTE E - OTHER ASSETS
---------------------

Included in other assets as of May 31, 2011 and May 31, 2010 are $21,986 and $27,832 of prepaid expenses and deposits.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - INTANGIBLES
--------------------

As the result of the acquisition of the stock of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair market value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2011 and 2010.


NOTE G-RESERVE FOR LOSSES AND LOSS EXPENSE
------------------------------------------

Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. As of May 31, 2011, the Company's insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds while also providing other miscellaneous surety bonds that are substantially secured by collateral consisting of investment accounts that are managed by Jacobs. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site. In underwriting such bonds, management obtains estimates of costs to reclaim the properties subject of the permit(s) in accordance with those mining permit(s), as prepared by independent outside professionals experienced in this field of work and hired by FSC, in addition to other underwriting and financial risk considerations. FSC requires the principal to provide cash in amounts deemed sufficient to reclaim the disturbed land and thus mitigate the exposure to significant loss. Such cash is invested in investment collateral accounts managed by Jacobs utilizing conservative investment strategies. Inspections of mining activity and reclamation work are performed on a regular basis with initial costs estimates being updated periodically. Should the principal default in the obligation to reclaim the property in accordance with the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or would be required to forfeit the face amount of the bond to the agency to which the bond is issued. Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced no claims for losses as of May 31, 2011 and thus provisions for losses and loss adjustment expense have been based on industry averages adjusted for other factors unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At May 31, 2011 and May 31, 2010, the reserve for losses and loss expenses consisted of:

                                                   2011               2010
                                           ------------------  -----------------

Balance at beginning of year               $     611,190       $    432,658

Incurred policy losses-current year              204,322            178,532
Incurred policy losses-prior year                      -                  -

Amounts paid-current year losses                       -                  -
Amounts paid-prior year losses                         -                  -
                                           ------------------  -----------------


Balance at end of year                     $     815,512       $    611,190
                                           ==================  =================


NOTE H - NOTES PAYABLE
----------------------

At May 31, 2011 and 2010, the Company had the following unsecured notes payable to individuals and a commercial bank:

                                                                 2011               2010
                                                          ------------------ ------------------

 Unsecured demand notes payable to individuals and
 others; interest rate fixed @ 10.00% ($75,000 to
 related party)                                           $      1,492,500       $  1,057,000

 Unsecured demand notes payable to individuals and
 others                                                            103,000                  -


 Secured demand note payable to  individuals;  interest
 rate fixed @ 14%;  secured by accounts  receivable for
 investment  advisory fees for the quarter  ending June
 30, 2011                                                           45,000                  -


 Secured demand note payable to  individuals;  interest
 rate fixed @ 12%;  secured by accounts  receivable for
 investment  advisory fees for the quarter  ending June
 30, 2011                                                           40,000                  -


 Secured demand note payable to  individuals;  interest
 rate fixed @ 12%;  secured by accounts  receivable for
 investment  advisory  fees  for  the  quarters  ending
 September 30 and December 2011                                    129,000                  -

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Unsecured    short-term    advances   from   principal
 shareholder and chief executive officer; interest rate
 fixed @ 12.00% (Also See Note T -
 Related Party Transactions)                                       (29,965)             7,104

 Unsecured note(s)payable to individual(s) under a
 bridge- financing arrangement described below
 ($360,000 to related party)                                     3,500,000          3,500,000

 Unsecured term note payable to commercial  bank in the
 original  amount  of  $250,000  and  payable  in equal
 monthly payments of $5,738; interest rate
 fixed @ 13.25% maturing January 31, 2012                                -            37,119
                                                          ------------------ ------------------

                     Total                                $      5,279,535   $     4,601,223
                                                          ================== ==================

In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that when added to the stock initially issued to the holders of the notes, will equal the note holders' pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

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

         Date of Issuance                Shares Issued
--------------------------------------- ---------------
         September 10, 2008                  4,870,449
         March 10, 2009                      5,010,640
         September 10, 2009                  5,354,642
         March 10, 2010                      6,005,925
         September 10, 2010                  6,213,285
         March 10, 2011                      6,738,900
                                        ---------------
                                            34,193,841
                                        ===============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Scheduled maturities and principal payments for each of the next five years are as follows:
                                                                      2011
                                                              ------------------

               Fiscal year 2011-2012 (including demand notes) $      5,279,535
               Fiscal year 2012-2013                                         -
               Fiscal year 2013-2014                                         -
               Fiscal year 2014-2015                                         -
               Fiscal year 2015-2016                                         -
               Fiscal year 2016-2017                                         -
                                                              ------------------

                                                  Total       $      5,279,535
                                                              ==================

NOTE I - OTHER LIABILITIES
--------------------------

In the twelve-month periods ending May 31, 2011 and May 31, 2010, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $54,358 and $200,240, based upon the conclusion that none of accounts represented an obligation that is legally enforceable against the Company. Such removal was recorded as a gain on debt extinguishment.

As of May 31, 2011, the Company had accrued and withheld approximately $17,000 in West Virginia payroll withholdings, of which $12,000 was non current and is being remitted as part of a monthly payment plan negotiated with the State of

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

West Virginia. This 12 month plan runs through November 2011 and will result in the full payment of all non current withholding taxes, including interest and penalties of approximately $5,000 which are reflected in the accompanying financial statements as accrued expenses.

During the fiscal year 2011, the Company satisfied its obligation with the U.S. Treasury concerning Federal payroll taxes accrued and withheld in previous years of approximately $155,000.

NOTE J - PREFERRED STOCK
------------------------

REDEEMABLE PREFERRED STOCK

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A
Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2011, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000, of which no shares were issued in fiscal 2011 and 10 shares were issued in fiscal 2010.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,890.599 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and non-assessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during this fiscal year.

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,141.341 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2011, is $3,310,824.

Under the terms of the Series B Preferred Stock, upon receipt of such a request, the Company's Board was required to make a good faith determination regarding
(A) whether the funds of the Company legally available for redemption of shares of Series B Stock are sufficient to redeem the total number of shares of Series B Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series B Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series B Stock to be redeemed shall be increased by 2% of the Series B Face Amount, with the amount of such increase (I.E., 2% of the Series B Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series B Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series B Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject of redemption shall be paid on a pari passu basis with the Redemption Price of the Series B Stock subject of redemption in accordance herewith. Until the Redemption Price for each share of Series B Stock elected to be redeemed shall have been paid in full, such share of Series B Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

On March 8, 2011, the Company's Board of Directors determined based on the criteria established under the terms of the Series B Preferred Stock that there were insufficient funds available for the redemption of Series B Stock.

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,440,090 in fiscal 2011 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $2,338,531 in fiscal 2010.

EQUITY PREFERRED STOCK

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock of $781,062 in fiscal 2011 as compared with a a charge to common stockholders' equity of $374,662 in fiscal 2010.

DIVIDEND PREFERENCE AND ACCRETION

The Series A Shares are entitled to receive cumulative dividends at the rate of 4.00% per annum.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. The shares of Series B Preferred Shareholders that chose not to convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $106,366 and $324,455 for the twelve month period ended May 31, 2011. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the twelve month periods ending May 31, 2011.

As of May 31, 2011 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $463,621 through May 31, 2011.

As of May 31, 2011 the Company has chosen to defer payment of dividends on the Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $1,443,475 and $3,451,348 through May 31, 2011.

ACCOUNTING TREATMENT

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE K - STOCK WARRANTS
-----------------------

On December 30, 2005, the Company issued warrants to purchase 45,402,996 shares of common stock in connection with the Series A and B Preferred Stock private placements. The exercise price of the warrants is one-tenth of one cent ($.001) per share. The warrants were valued using the Black-Scholes pricing model. The warrants issued in connection with the Series A Preferred Stock were valued at $.08 per share or $83,043. The warrants issued in connection with the Series B Preferred Stock were valued at $.01 per share or $449,972.

In the twelve month period ending May 31, 2011, warrants totaling 4,854,564 were exercised for cash and 4,854,564 common shares of the Company were issued at a price of $.001 per share. In addition, warrants totaling 4,266,666 (gross) were exercised under the cashless exercise option, resulting in 761,904 warrants surrendered at the market price of $.0056 to effect those holders' purchase of 3,504,762 net common shares. 386,667 warrants issued in connection with Series B Preferred Stock expired unexercised on the fifth anniversary at December 31, 2010; 600,000 warrants issued in connection with Series A Preferred Stock remain outstanding with an expiration on the seventh anniversary of their issuance.


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

On May 25, 2006, the compensation committee of the board of directors awarded 23,400,000 of incentive stock options to acquire common shares at an exercise price of seven cents ($.07) per share, of which 5,500,000 shares vested

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

immediately and the remaining 17,900,000 options vesting over the next four years ending in May 2010. Due to changes in employment status for two employees during fiscal year 2010, the awarded options had been reduced to 19,800,000, all of which expired in May 2011.

On December 28, 2006, the compensation committee of the board of directors awarded 2,100,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 450,000 shares vested immediately and the remaining 1,650,000 options vesting over the next three years ending in December 2009. The term of the options is five years and expires in December 2011. As of May 31, 2010, the awarded options had been reduced to 1,800,000 due to changes in employment status. As of May 31, 2011, all of these options have vested.

On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014. As of May 31, 2011, 9,700,000 options were vested and 300,000 were unvested.

The following table summarizes option activity under the Plan for the fiscal year ended May 31, 2011.

                                              2011
                                                      Number    Weighted-Avg.
                                 Weighted-Avg.      Of Shares    Remaining      Aggregate
                                   Exercise           Under         Life        Intrinsic
                                     Price            Option      (Years)         Value
                                 ------------- ---------------- ------------   ------------
Balance at June 1, 2010          $  .05822         32,600,000
Options granted                          -                  -
Options exercised                        -                  -

Options canceled/expired            .06856         20,800,000
                                 ------------- ----------------
Balance, May 31, 2011            $  .04000         11,800,000
                                 ============= ================

Exercisable at May 31, 2011      $  .04000         11,500,000       2.69       $     -
                                 ============= ================
Expected to vest                 $  .04000            300,000       3.08       $     -
                                 ============= ================


The following table summarizes activity and pricing information for the non-vested shares under the Plan for the year ended May 31, 2011.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      2011

                                                          Number
                                   Weighted-Average         Of
                                      Grant Date         Non-vested
                                      Fair Value           Shares
                                    ---------------- -----------------
Balance at June 1, 2010
                                     $  .02962             5,300,000
Options granted                              -                     -
Options vested                          .02962           ( 5,000,000)
Options canceled/expired                     -                     -
                                    ---------------- -----------------

Balance at May 31, 2011              $  .02962               300,000
                                    ================ =================


There were no options exercised in fiscal 2011 or 2010. The total fair value of shares vested amounted to approximately $148,000 and $189,000 in fiscal 2011 and 2010 respectively.

Stock-based compensation expense attributable to such awards amounted to approximately $17,000 and $252,000 in fiscal years ended May 31, 2011 and 2010 respectively. Unrecognized compensation expense related to non-vested awards at May 31, 2011 was approximately $400 and is expected to be recognized over the next year.

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

NOTE M - INCOME TAXES
---------------------

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statement. Such differences include the income recognition of a portion of the unearned premium reserve, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2011, the Company had operating loss carry forwards of approximately $17.8 million. These carry forwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

The Company has fully reserved the $5.6 million tax benefit of the operating loss carry forward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

NOTE N-STOCKHOLDERS EQUITY
--------------------------

In fiscal 2011, the Company issued 5,719,499 shares of the Company's common stock as additional consideration in connection with new and continued borrowings totaling $4,912,500. The shares were valued at approximately $.00619

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $35,405.

In  fiscal  2011,  warrants  totaling  4,854,564  were  exercised  for  cash and
4,854,564 common shares of the Company were issued at a price of $.001 per share. In addition, warrants totaling 4,266,666 (gross) were exercised under the cashless exercise option, resulting in 761,904 warrants surrendered at the market price of $.0056 to effect those holders' purchase of 3,504,762 net common shares. 386,667 warrants issued in connection with Series B Preferred Stock expired unexercised on the fifth anniversary at December 31, 2010; 600,000 warrants issued in connection with Series A Preferred Stock remain outstanding with an expiration of December 31, 2012.

On March 31, 2011 the Company issued 309,282 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity (see Note
J). The shares were valued at approximately $.00607 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $1,877.

In fiscal 2011, the Company issued 6,213,285 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.00607 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $37,715.

In fiscal 2011, the Company issued 6,738,900 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.006790 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $45,757.

In fiscal 2011, the Company awarded 500,000 shares to an individual as compensation for services instrumental to advancing the Company's business plan, including introductions and negotiations with reinsurers, investors and insurers with the potential to provide license authority in additional states. The shares were valued at approximately $.004095 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $2,048

In fiscal 2010, the Company issued 1,675,000 shares of the Company's common stock as additional consideration in connection with short-term and demand borrowing arrangements totaling $500,000. The shares were valued at approximately $.0169 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $28,275.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Statutory surplus as of May 31, 2011 and 2010 and net income for the Company's insurance subsidiary the calendar year ended December 31, 2010 and 2009 and five-month periods ended May 31, 2011 and 2010 are as follows:

      Statutory Surplus        May 31, 2011                      $ 6,105,504

      Statutory Surplus        May 31, 2010                        5,869,182

      Net Income               Calendar year 2010                    201,683
      Net Income               Calendar year 2009                    279,136

      Net Income               Five-month period 2011                 86,700
      Net Income               Five-month period 2010                 72,782


Statutory surplus exceeds the minimum capital requirements provided by West Virginia state law of $2.0 million.

Under the Consent Order issued by the Commissioner of the State of West Virginia for the acquisition of the insurance subsidiary by the Company, no dividends can be declared or paid from the insurance subsidiary without the prior written approval of the Insurance Commissioner.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE P - COMMITMENTS AND CONTINGENCIES
--------------------------------------

LEASE COMMITMENTS

The Company leases certain office equipment with combined monthly payments of approximately $615 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $3,905 each month.

The Company leases an apartment for corporate use that has a remaining term of 3 months at a monthly rate of $560.00 plus electric utilities.

The Company holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $180 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

Rental expense for these lease commitments totaled approximately $63,291 and $63,452 during 2011 and 2010.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2011 are:

              Fiscal year 2011-2012                          $  8,682
                                                             ---------

                                                      Total  $  8,682
                                                             =========

NOTE Q - FINANCIAL INSTRUMENTS
------------------------------

FAIR VALUE

The following methods and assumptions were used to estimate fair market value of each class of financial instruments for which it is practicable to estimate that value:

INVESTMENT SECURITIES

Fair values for investment securities (U.S. Government, government agencies, government agency mortgage-backed securities, state and municipal securities, and equity securities) held for investment purposes (available-for-) are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

The carrying values and fair values of the Company's financial instruments at May 31, 2011 and 2010 are as follows:

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    2011                                 2010

                                                         Carrying            Fair             Carrying           Fair
                                                          Amount             Value             Amount            Value
                                                     ----------------- ------------------ ----------------- -----------------
ASSETS
Bonds available for sale                             $ 5,858,595       $ 6,038,718        $ 6,618,472       $ 6,618,472
Cash and short-term investments                        1,291,186         1,291,186            338,650           338,650
Premiums and other receivables                           210,438           210,438            179,299           179,299
Equity securities (including derivatives)                450,908           453,456                  -                 -

LIABILITIES
Notes payable                                          5,279,535         5,279,535          4,610,609         4,610,609
Accounts payable and advance premiums                    342,036           342,036            237,447           237,447
Accrued expenses and other liabilities                 1,951,736         1,951,736          1,549,760         1,549,760



NOTE R - OTHER RISKS, UNCERTAINTIES AND CONCENTRATIONS
------------------------------------------------------

CONCENTRATION OF CREDIT RISK

As of May 31, 2011 the Company's investment securities of approximately $7,500,000 are solely comprised of mortgage-backed securities, fixed maturity municipal bonds, equity investments, and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

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

CONCENTRATION IN PRODUCTS, MARKETS AND CUSTOMERS

The Company's insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 74% and 69% of the Company's fiscal 2011 and 2010 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 54% and 51% of the Company's fiscal 2011 and 2010 revenues, respectively, as follows:

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           2011                                 2010

                                                  Investment                          Investment
                                 Surety            Advisory           Surety           Advisory
                                 Premium             Fees            Premium             Fees
                            ------------------ ----------------- ----------------- -----------------
Customer group # 1          $   267,000        $    75,000       $   277,000       $    73,000
Customer group # 2              462,000             83,000           262,000            46,000
Customer group # 3              203,000              2,800           167,000             1,400
                            ------------------ ----------------- ----------------- -----------------
                     TOTAL      932,000            160,800           706,000           120,400
                            ================== ================= ================= =================


NOTE S - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     YEAR ENDED
INDUSTRY SEGMENT                             MAY 31, 2011    MAY 31, 2010
----------------                           ---------------- ---------------
REVENUES:
 Investment advisory                       $      286,695   $      361,412
 Surety insurance                               1,279,138        1,210,611
 Corporate                                         50,000                -
                                           ---------------- ---------------
 Total revenues                            $    1,615,833   $    1,572,023
                                           ================ ===============

OPERATING INCOME (LOSS):
 Investment advisory                       $       70,222   $      113,005
 Surety insurance                                 475,455          536,938
 Corporate                                     (1,852,411)      (2,107,399)
                                           ---------------- ---------------
 Total operating income (loss)             $   (1,306,734)  $   (1,457,456)
                                           ================ ===============

IDENTIFIABLE ASSETS:
 Investment advisory                       $       59,949   $       51,097
 Surety insurance                               8,584,860        7,724,941
 Corporate                                         16,589           22,001
                                           ---------------- ---------------
 Total assets                              $    8,661,398   $    7,798,039
                                           ================ ===============

CAPITAL ACQUISITIONS:
 Investment advisory                       $           -    $            -
 Surety insurance                                  25,919            5,819
 Corporate                                          4,516                -
                                           ---------------- ---------------
 Total capital acquisitions                $       30,435   $        5,819
                                           ================ ===============

DEPRECIATION CHARGED TO
IDENTIFIABLE ASSETS:
 Investment advisory                       $           45   $           45
 Surety insurance                                  12,229            7,282
 Corporate                                          3,065            3,282
                                           ---------------- ---------------
 Total Depreciation                        $       15,339   $       10,609
                                           ================ ===============

INTEREST EXPENSE:
 Investment advisory                       $            5   $            -
 Surety insurance                                       -                -
 Corporate                                        908,370          956,973
                                           ---------------- ---------------
 Total interest expense                    $      908,375   $      956,973
                                           ================ ===============

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

During fiscal 2011, advances to the Company from Mr. Jacobs amounted to $1,125,113, which included assumption of company debt in the amount of $624,303, and repayments to Mr. Jacobs amounted to $1,162,182. As of May 31, 2011, the balance due the Company from Mr. Jacobs was $29,965. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2011 was $143,460.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2011 and 2010 fiscal years.

As of September 13, 2011, $16,746 was owed by the Company to Mr. Jacobs.

OTHER RELATED PARTIES

During the years ended May 31, 2011 and May 31, 2010, a company owned by a board member provided consulting services. This company provided services totaling $62,100 and $62,100 in 2011 and 2010. Amounts owed to this company at year end are treated as related party payables in the amounts $99,209 and $96,160 at May 31, 2011 and 2010.

During the year ended May 31, 2009, the company borrowed money from an individual that became a board member during 2010. Total amounts owed to this board member at May 31, 2011 and May 31, 2010 consisted of $75,000 in demand notes and $360,000 in bridge financing.

NOTE U - REINSURANCE
--------------------

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. For the second agreement year, which covers twelve months beginning July 1, 2010, the premium rate remains the same at 35% with the premium due within 30 days of the close of the second agreement year, subject to a minimum premium of $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $122,500. At May 31, 2011 and 2010, the Company had prepaid reinsurance premiums of $264,763 and $214,385 and ceded reinsurance payable/(deposited) of $77,635 and ($122,568). During 2010, the amounts deposited with the Reinsurer were greater than the ceded premium written, resulting in a net deposit instead of a payable.

There were no ceded Loss and LAE expenses for the years ended May 31, 2011 or 2010.

The effects of reinsurance on premium written and earned for fiscal 2011 and 2010 are as follows;

          2011 Written   2011 Earned   2010 Written   2010 Earned
          -------------  ------------  -------------  ------------
Direct    $  1,613,912   $  1,380,225  $  1,114,197   $  1,026,896
Ceded     $    519,663   $    469,285  $    385,259   $    257,987
          -------------  ------------  -------------  ------------
Net       $  1,094,249   $    910,940  $    728,938   $    768,909



NOTE V - EVENTS SUBSEQUENT TO MAY 31, 2011
------------------------------------------

Subsequent to May 31, 2011, the Company obtained new borrowings of $35,000 from individuals to fund ongoing operation and made repayments of $65,000. Such borrowings were obtained under demand notes bearing interest at the rate of 10%. These borrowings included the issuance of 35,000 shares of its common stock as additional consideration. Additionally, the company obtained short term borrowings from a business totaling $170,000 and made repayments on these borrowing of $141,000 as well as $7,500 in interest.

Subsequent to May 31, 2011, the Company obtained various borrowings from individuals and businesses totaling $82,000 at the rate of 10%, which mature in October 2011. These borrowings, and the renewal of other borrowings, included the issuance of 697,000 shares of its common stock as additional consideration. Additionally, there were advances to the Company from its largest shareholder and CEO amounting to $247,284, with repayments totaling $200,573.

On September 10, 2011, in accordance with the Bridge financing agreement, the Company became obligated to issue in the aggregate 7,043,710 shares of its common stock to the holders of such notes.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On June 30, 2011, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock with such accumulated accrued and unpaid dividends amounting to $494,921, $1,528,451, and $3,655,912 as of June 30, 2011.

On July 6, 2011 the Company issued 1,372,949 Common shares representing the additional 2% stock dividend for the quarter ending June 30, 2011 to the holders of Series B Preferred shares that had requested to be redeemed upon maturity (see Note J).

On August 31, 2011 the Company's insurance subsidiary, FSC, recorded receipt of $213,281 from its reinsurers representing cumulative No Claims Bonus under the terms of its reinsurance treaty for the claim years ending June 30, 2010 and June 30, 2011.

------------------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF INVESTMENTS-
 OTHER THAN INVESTMENTS IN RELATED PARTIES                                                                              SCHEDULE I
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         AMOUNT
                                                                                                                        AT WHICH
 AT MAY 31, 2011                                                                                                      SHOWN IN THE
                                                                                   COST*             VALUE            BALANCE SHEET
                                                                                ------------        ------------     ---------------
 Fixed maturities:
  Bonds:
   United States Government and government agencies and authorities             $          -        $         -      $           -
   States, municipalities, and political subdivisions                              1,073,724          1,046,769          1,046,769
                                                                                ------------        ------------     ---------------
        Total fixed maturities                                                     1,073,724          1,046,769          1,046,769

 Equity securities (including derivatives):
   Common stock and derivatives                                                      450,908            453,456            453,456
                                                                                ------------        ------------     ---------------
        Total equity securities                                                      450,908            453,456            453,456


 Mortgage-backed securities guaranteed by U.S. government agency                   4,784,871          4,991,949          4,991,949

 Short-term investments, at cost (approximates market value)                       1,007,617          1,007,617          1,007,617
                                                                                ------------        ------------     ---------------

 Total investments                                                              $  7,317,120        $ 7,499,791      $   7,499,791
                                                                                ============        ============     ===============


 * Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accrual of discounts

------------------------------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                                          SCHEDULE II
------------------------------------------------------------------------------------------------------------------------------------


BALANCE SHEETS - PARENT COMPANY ONLY
                                                                                                MAY 31, 2011            MAY 31, 2010
                                                                                                ------------            ------------
 Assets:
 Cash                                                                                           $   (27,461)            $   (16,526)
 Accounts receivable from affiliates                                                                      -                       -
 Prepaid expense and other assets                                                                     9,192                  15,696
 Furniture and equipment, net                                                                         7,385                   6,269
 Investment in subsidiaries, equity method                                                        5,798,422               5,360,750
 Due from affiliates, net                                                                           677,801                 753,919
                                                                                                ------------            ------------

 Total assets                                                                                   $ 6,465,339             $ 6,120,108
                                                                                                ============            ============

 LIABILITIES:
 Accounts payable                                                                               $    20,922             $    33,189
 Accrued expenses and professional fees                                                             495,169                 519,187
 Related party payable                                                                              231,656                 159,907
 Notes payable                                                                                    4,874,500               4,159,119
 Related party note payable                                                                         405,035                 451,490
 Due to affiliates                                                                                        -                       -
 Other liabilities                                                                                1,199,932                 830,893
 Series B Preferred Stock                                                                         4,257,703               3,826,882
                                                                                                ------------            ------------

 Total liabilities                                                                               11,484,917               9,980,667

 MANDATORILY REDEEMABLE PREFERRED STOCK                                                           3,138,623               3,005,266

 STOCKHOLDERS EQUITY:
 Common stock                                                                                        24,230                  21,446
 Additional paid in capital                                                                       3,549,443               3,404,431
 Series C Stock                                                                                   9,482,279               8,701,217
 Accumulated deficit                                                                            (21,214,153)            (18,992,919)
                                                                                                ------------            ------------

 Total stockholders equity (deficit)                                                             (8,158,201)             (6,865,825)
                                                                                                ------------            ------------

 Total liabilities and stockholders equity                                                      $ 6,465,339             $ 6,120,108
                                                                                                ============            ============


STATEMENTS OF INCOME - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                                   2011                    2010
                                                                                                ------------            ------------
 REVENUES
 Equity in undistributed net income (loss) of consolidated subsidiaries                         $   437,671             $   513,139
 Tax benefit to parent from subsidiary attributable to utilization of net
  operating loss carryforwards                                                                      108,006                 148,174
 Gain on extinguishment of debt                                                                      50,000                       -
                                                                                                ------------            ------------

 Total revenues                                                                                     595,677                 661,313

 EXPENSES:
 General and administrative                                                                         560,155                 904,505
 Interest                                                                                           908,370                 968,343
 Accrued dividends on stock liability                                                               430,821                 242,639
 Depreciation                                                                                         3,065                   3,282
                                                                                                ------------            ------------

 Total expenses                                                                                   1,902,411               2,118,769
                                                                                                ------------            ------------

 Net income (loss)                                                                               (1,306,734)             (1,457,456)

 Accrued dividends on equity stock                                                                 (781,062)               (374,662)
 Accretion of mandatorily redeemable convertible preferred stock,
 including accrued dividends                                                                       (133,356)               (881,075)
                                                                                                ------------            ------------

 Net income (loss) attributable to common stockholders                                          $(2,221,152)            $(2,713,193)
                                                                                                ============            ============


------------------------------------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                                          SCHEDULE II
------------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                                   2011                    2010
                                                                                                ------------            ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                                              $(1,306,734)            $(1,457,456)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

 Equity in undistributed net loss of consolidated subsidiaries                                     (437,672)               (513,139)
 Accrual of preferred stock dividend                                                                324,455                 155,708
 Accretion of preferred stock                                                                       106,366                  86,931
 Stock option compensation expense                                                                   16,782                 251,632
 Stock issued in connection with financing arrangements                                             126,074                 261,958
 Depreciation                                                                                         3,065                   3,282
 Loss on disposal of equipment                                                                          335                       -
 Gain on extinguishment of debt                                                                     (50,000)                      -
 Change in other assets, accounts payable and accrued expense, net                                  461,011                 724,690
                                                                                                ------------            ------------

 TOTAL CASH USED IN OPERATIONS                                                                     (756,318)               (486,394)


 CASH FLOWS FROM INVESTING ACTIVITIES:

 Contributions to insurance company subsidiary                                                            -                (186,000)
 Funds provided to affiliates for operations                                                         76,118                  95,782
 Purchase of furniture and equipment                                                                 (4,516)                      -
                                                                                                ------------            ------------

 TOTAL CASH USED IN INVESTING ACTIVITIES                                                             71,602                 (90,218)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of mandatorily redeemable preferred stock                                         -                  10,000
 Proceeds from exercise of stock warrants                                                             4,855                   2,963
 Proceeds from borrowings                                                                         1,762,000               1,017,500
 Repayment of borrowings                                                                         (1,046,619)               (473,172)
 Proceeds from short-term borrowings from related party                                           1,125,113                 691,764
 Repayment of short-term borrowings to related party                                             (1,171,568)               (686,941)
                                                                                                ------------            ------------

 TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                                                        673,781                 562,114
                                                                                                ------------            ------------

 CHANGE IN CASH                                                                                     (10,935)                (14,498)

 Cash at beginning of year                                                                          (16,526)                 (2,028)
                                                                                                ------------            ------------

 Cash at end of year                                                                            $   (27,461)            $   (16,526)
                                                                                                ============            ============

                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTARY INSURANCE INFORMATION
 AS OF MAY 31, 2011 AND 2010 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE III
------------------------------------------------------------------------------------------------------------------------------------


                       RESERVE FOR
                         LOSSES
                          AND                     OTHER                                         AMORTIZATION
                          LOSS                   POLICY                                CLAIMS        OF
           DEFERRED     EXPENSES,                  AND                               LOSSES AND   DEFERRED
            POLICY       FUTURE                 CONTRACT                   NET       SETTLEMENT    POLICY         OTHER      NET
          ACQUISITION    POLICY     UNEARNED      CLAIMS     PREMIUM    INVESTMENT    EXPENSES   ACQUISITION    OPERATING  PREMIUMS
 SEGMENT     COSTS       CLAIMS     PREMIUMS     PAYABLE     REVENUE     INCOME       INCURRED      COSTS       EXPENSES   WRITTEN
--------- -----------  ----------- ---------    --------    ---------   ----------   ----------  -----------    --------- ---------
2011

Surety     $ 190,711    $ 815,512   $ 851,783       $ -     $ 910,940   $ 229,777     $ 204,323   $ 310,420        $ -    $1,094,249

-----------------------------------------------------------------------------------------------------------------------------------

2010

Surety     $ 128,453    $ 611,190   $ 618,095       $ -     $ 768,909   $ 273,577     $ 178,531   $ 256,810        $ -    $  728,938






------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INSURANCE INFORMATION - REINSURANCE
 AS OF MAY 31, 2011 AND 2010 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE IV
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           CEDED TO OTHER
2011                                                              GROSS AMOUNT                COMPANIES              NET AMOUNT
                                                              -----------------           ---------------          -------------

Premiums written:
         Property and casualty insurance                      $      1,613,912            $      519,663           $  1,094,249

                                                              -----------------           ---------------          -------------
         Total premiums written                               $      1,613,912            $      519,663           $  1,094,249
                                                              =================           ===============          =============

Premiums earned:
         Property and casualty insurance                      $      1,380,225            $      469,285           $    910,940

                                                              -----------------           ---------------          -------------
         Total premiums earned                                $      1,380,225            $      469,285           $    910,940
                                                              =================           ===============          =============



                                                                                          CEDED TO OTHER
2010                                                              GROSS AMOUNT                 COMPANIES              NET AMOUNT
                                                              -----------------           ---------------          -------------

Premiums written:
         Property and casualty insurance                      $      1,114,197            $      385,259           $    728,938

                                                              -----------------           ---------------          -------------
         Total premiums written                               $      1,114,197            $      385,259           $    728,938
                                                              =================           ===============          =============

Premiums earned:
         Property and casualty insurance                      $      1,026,896            $      257,987           $    768,909

                                                              -----------------           ---------------          -------------
         Total premiums earned                                $      1,026,896            $      257,987           $    768,909
                                                              =================           ===============          =============



                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 AS OF MAY 31, 2011 AND 2010 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE VI
------------------------------------------------------------------------------------------------------------------------------------



     COLUMN A       COLUMN B    COLUMN C COLUMN D COLUMN E  COLUMN F   COLUMN G      COLUMN H       COLUMN I      COLUMN J  COLUMN K



                                RESERVE
                                  FOR
                                LOSSES                                             CLAIMS, LOSSES
                                  AND    DISCOUNT                                  AND SETTLEMENT  AMORTIZATION
                                 LOSS     IF ANY,                                EXPENSES INCURRED     OF
                    DEFERRED   EXPENSES, DEDUCTED                                    RELATED TO      DEFERRED   PAID CLAIMS
                     POLICY      FUTURE     IN                           NET                          POLICY    AND CLAIMS     NET
AFFILIATION WITH  ACQUISITION    POLICY   COLUMN  UNEARNED  PREMIUM  INVESTMENT  CURRENT    PRIOR  ACQUISITION  ADJUSTMENT  PREMIUMS
   REGISTRANT        COSTS       CLAIMS     C     PREMIUMS  REVENUE    INCOME      YEAR     YEARS     COSTS      EXPENSES    WRITTEN
----------------- ----------- ---------- -------- --------- -------- ---------- ---------  -------  ---------   ----------- --------

2011

Consolidated
property-casualty
entities             $190,711 $ 815,512    $ -    $851,783 $ 910,940 $ 229,777  $ 204,323    $ -    $ 310,420       $ -   $1,094,249


2010

Consolidated
property-casualty
entities             $128,453 $ 611,190    $ -    $618,095 $ 768,909 $ 273,577  $ 178,531    $ -    $ 256,810       $ -     $728,938


------------------------------------------------------------------------------------------------------------------------------------



(b)  The following exhibits are filed as a part of this Annual Report.

EXHIBITS
2.1   Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., FSI Acquisition Corp. and FS
      Investments, Inc. (1)
2.2   Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., J&C Acquisition Corp. and Jacobs & Company (1)
2.3   Agreement and Plan of Merger dated as of  December 8, 2006 by and among NELX, Inc. and Jacobs Financial Group, Inc. (2)
3.1   Company's Articles of Incorporation (3)
3.2   Company's By-laws (3)
3.3   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (3)
3.4   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (3)
4.1   Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (3)
4.2   Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (3)
10.1  Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of
      America dated August 20, 2008 (11)
10.2  Engagement Agreement between Friedman, Billings, Ramsey & Co., Inc. and Jacobs Financial Group, Inc. dated
      December 5, 2007 (7) (9)
10.3  Agreement to acquire by merger Reclamation Surety Holding, Inc. (5) (6) (10)
21.1  Subsidiaries of the Registrant
31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the
      Securities Exchange Act of 1934
31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the
      Securities Exchange Act of 1934
32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002
32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002
99.1  Form of Subscription Agreement and Promissory Note (4)
99.2  Form of Amended Subscription Agreement and Promissory Note (8)
99.3  Form of Subscription Agreement and Promissory Note (Second Round) (8)
----------
      (1) Incorporated by reference to the Company's Current Report On Form 8-K dated May 29, 2001.
      (2) Incorporated by reference to the Company's Definitive Proxy Statement dated November 7, 2005.
      (3) Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2005.
      (4) Incorporated by reference to the Company's Current Report on Form 8-K dated September 10, 2007.
      (5) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2007.
      (6) Incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 2008.
      (7) Incorporated  by reference to the Company's  Quarterly  Report on Form 10-QSB for the quarterly  period ended February 29, 2008
     (8)  Incorporated by reference to the Company's  Current Report on Form 8-K dated May 30, 2008
     (9)  Incorporated by reference to the Company's  Current Report on Form 8-K dated April 15, 2008
     (10) Incorporated by reference to the Company's  Current Report on Form 8-K dated June 24, 2008
     (11) Incorporated by reference to the Company's  Current Report on Form 8-K dated August 26, 2008
     (12) Incorporated by reference to the Company's  Current Report on Form 8-K dated November 20, 2008
     (13) Incorporated by reference to the Company's  Current Report on Form 8-K dated March 23, 2009
     (14) Incorporated by reference to the Company's  Current Report on Form 8-K dated June 16, 2009
     (15) Incorporated by reference to the Company's  Current Report on Form 8-K dated July 7, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JACOBS FINANCIAL GROUP, INC.

Dated:   September 13, 2011          By: /s/ John M. Jacobs
                                     -------------------------------------------
                                     John M. Jacobs
                                     President and CEO
                                     Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   September 13, 2011                        By:/s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     President and CEO
                                                     Director


Dated:   September 13, 2011                        By:/s/ John M. Jacobs
        ------------------------                   ----------------------------
                                                     John M. Jacobs
                                                     Chief Financial Officer


Dated:   September 13, 2011                        By:/s/ Mario J. Marra
        ------------------------                   ----------------------------
                                                     Mario J. Marra
                                                     Director


Dated:   September 13, 2011                        By:/s/ C. David Thomas
        ------------------------                   ----------------------------
                                                     C. David Thomas
                                                     Director


Dated:   September 13, 2011                        By:/s/ Eric D. Ridenour
        ------------------------                   ----------------------------
                                                     Eric D. Ridenour
                                                     Director


Dated:   September 13, 2011                        By:/s/ Bradley W. Tuckwiller
        ------------------------                   ----------------------------
                                                     Bradley W. Tuckwiller
                                                     Director