Form 10-Q
period 2011-08-31
JACOBS FINANCIAL GROUP, INC.
filed 2011-10-24
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2011

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



               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
            -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

               Yes[  ]                             No[X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 251,822,963 shares of common stock as of October 20, 2011.


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                      Page
                                                                 --------------

Consolidated Condensed Balance Sheets                                  F-1
Consolidated Condensed Statements of Operations                        F-2
Consolidated Condensed Statements of Comprehensive Income (Loss)       F-3
Consolidated Condensed Statements of Cash Flows                        F-4
Consolidated Condensed Statement of Mandatorily Redeemable
Preferred Stock and Stockholders Equity (Deficit)                  F-5 and F-6
Notes to Consolidated Condensed Financial Statements                   F-7

Jacobs Financial Group, Inc.
Consolidated Condensed Balance Sheets (Unaudited)
                                                                                            August 31, 2011           May 31, 2011
                                                                                           ------------------      -----------------
ASSETS

Investments and Cash:
Bonds and mortgaged-back securities available for sale, at market value                    $   6,637,754           $    6,038,718
(amortized cost - 08/31/11 $6,380,170; 05/31/11 $5,858,595)
Equity investments available for sale, at market value, net                                      451,303                  453,456
(amortized cost - 08/31/11 $510,419; 05/31/11 $450,908)
Short-term investments, at cost (approximates market value)                                      695,262                1,007,617
Cash                                                                                             265,567                  290,569
                                                                                           ------------------      -----------------
                                             Total Investments and Cash                        8,049,886                7,790,360

Investment income due and accrued                                                                 30,300                   38,736
Premiums and other accounts receivable                                                           187,222                  171,702
Prepaid reinsurance premium                                                                      251,599                  264,763
Deferred policy acquisition costs                                                                191,642                  190,711
Furniture, automobile, and equipment, net of accumulated depreciation of
 $94,574 and $158,267, respectively                                                               30,447                   33,140
Other assets                                                                                      15,146                   21,986
Intangible assets                                                                                150,000                  150,000
                                                                                           ------------------      -----------------

                                                           TOTAL ASSETS                    $   8,906,242           $    8,661,398
                                                                                           ==================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                                       $     875,924           $      815,512
Reserve for unearned premiums                                                                    813,593                  851,783
Advanced premium                                                                                   1,477                   20,195
Accrued expenses and professional fees payable                                                   570,051                  573,568
Accounts payable                                                                                 275,531                  144,997
Ceded reinsurance payable                                                                         57,240                   77,635
Related party payable                                                                            103,734                   99,209
Term and demand notes payable to related party                                                   287,301                  405,035
Notes payable                                                                                  4,926,500                4,874,500
Accrued interest payable                                                                       1,284,089                1,148,730
Accrued interest payable to related party                                                        157,497                  140,181
Other liabilities                                                                                127,506                   89,257

Mandatorily  redeemable  Series B Preferred  Stock,  $.0001 par value per share;
3,136.405 shares authorized;  2,817.004 shares issued and outstanding at August
31, 2011 and May 31, 2011; stated liquidation value of $1,000 per share                        4,342,804                4,257,703
                                                                                           ------------------      -----------------
                                                      Total Liabilities                       13,823,247               13,498,305

Series A  Preferred  Stock,  $.0001  par  value  per  share;  1  million  shares authorized;  2,675 shares issued and  outstanding at August 31, 2011 and May 31,
2011, respectively; stated liquidation value of $1,000 per share                               3,169,923                3,138,623
                                                                                           ------------------      -----------------
                           Total Mandatorily Redeemable Preferred Stock                        3,169,923                3,138,623

Commitments and Contingencies (See Notes)

Stockholders' Equity (Deficit)

Series C  Preferred  Stock,  $.0001  par value per  share;  10,000  shares authorized; 6,804.936 shares issued and outstanding at August 31, 2011 and
May 31, 2011, respectively; includes $3,655,912 and $3,451,348 accrued
Series C dividends, respectively                                                               9,686,843                9,482,279
Common stock, $.0001 par value per share; 490 million shares authorized;
244,709,253 and 242,304,304 shares issued and outstanding at August 31, 2011
and May 31, 2011, respectively                                                                    24,471                   24,230
Additional paid in capital                                                                     3,580,519                3,549,443
Accumulated deficit                                                                          (21,577,230)             (21,214,153)
Accumulated other comprehensive income (loss)                                                    198,469                  182,671
                                                                                           ------------------      -----------------
                                    Total Stockholders' Equity (Deficit)                      (8,086,928)              (7,975,530)
                                                                                           ------------------      -----------------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $   8,906,242           $    8,661,398
                                                                                           ==================      =================

                            See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Operations (Unaudited)






                                                                                                    Three Months Ended August 31,
                                                                                                        2011              2010
                                                                                                  ----------------   ---------------

Revenues:

 Investment advisory services                                                                     $        74,970    $     54,170
 Insurance premiums and commissions                                                                       499,039         198,990
 Net investment income                                                                                     70,017          33,251
 Net realized investment gains (losses)                                                                    12,093          51,019
 Other income                                                                                                 645           1,633
                                                                                                  ----------------   ---------------
                                                            Total Revenues                                656,764         339,063


Operating Expenses:

 Incurred policy losses                                                                                    60,413          42,327
 Insurance policy acquisition costs                                                                        84,919          59,981
 General and administrative                                                                               321,105         255,398
 Depreciation                                                                                               2,693           3,392
                                                                                                  ----------------   ---------------
                                                  Total Operating Expenses                                469,130         361,098
                                                                                                  ----------------   ---------------

                                                              Income (Loss) from Operations               187,634         (22,035)

 Accrued dividends and accretion of Series B Mandatorily
  Redeemable Preferred Stock                                                                              (85,102)       (123,129)
 Interest expense                                                                                        (229,573)       (204,368)
                                                                                                  ----------------   ---------------

                                                          Net Income (Loss)                              (127,041)       (349,532)

 Accretion of Mandatorily Redeemable Convertible
  Preferred Stock, including accrued dividends                                                            (31,300)        (34,705)
 Accrued dividends on Series C Preferred Stock equity                                                    (204,564)       (188,985)
                                                                                                  ----------------   ---------------

                                  Net Income (Loss) Attributable to Common Stockholders           $      (362,905)   $   (573,222)
                                                                                                  ================   ===============


Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share                                                                       $             -    $          -
                                                                                                  ================   ===============


Weighted-Average Shares Outstanding                                                                   243,496,194     214,963,577
                                                                                                  ================   ===============

                            See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)





                                                                                                Three Months Ended
                                                                                                     August 31

                                                                                           2011                          2010
                                                                                    ------------------           -------------------

Comprehensive income (loss):

Net income (loss) attributable to common stockholders                               $   (362,905)                $      (573,222)


Other comprehensive income (loss):

Net unrealized gain (loss) of available-for-sale investments arising during period        22,540                          30,732

Reclassification adjustment for realized (gain) loss included in net income               (6,742)                        (36,844)
                                                                                    ------------------           -------------------

Net unrealized gain (loss) attributable to available-for-sale investments
 recognized in other comprehensive income                                                 15,798                          (6,112)
                                                                                    ------------------           -------------------


              Comprehensive income (loss) attributable to common stockholders       $   (347,107)                $      (579,334)
                                                                                    ==================           ===================






















                            See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Condensed Statement of Cash Flows (Unaudited)
                                                                                               Three Months Ended August 31
                                                                                                     2011            2010
                                                                                               ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                              $    (127,041)   $ (349,532)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Unearned premium                                                                                     (43,744)      112,880
Stock option expense                                                                                     370        13,452
Stock issued (or to be issued) in connection with financing arrangements                              20,215        22,507
Stock issued (or to be issued) in connection with dividend arrangements                               10,560             -
Accrual of Series B preferred stock dividends and accretion                                           85,101       123,129
Provision for loss reserves                                                                           60,412        42,326
Amortization of premium                                                                               17,207        57,458
Depreciation                                                                                           2,693         3,392
Accretion of discount                                                                                      -          (166)
Realized (gain) loss on sale of securities                                                           (12,093)      (51,018)
Loss on disposal of equipment                                                                              -           336
Change in operating assets and liabilities:
Other assets                                                                                           6,840         5,541
Premium and other receivables                                                                        (15,520)      (39,410)
Investment income due and accrued                                                                      8,381         1,260
Deferred policy acquisition costs                                                                       (931)      (46,815)
Related party accounts payable                                                                         4,525            25
Accounts payable and cash overdraft                                                                  130,534        14,503
Accrued expenses and other liabilities                                                               167,012       290,168
                                                                                               ---------------  --------------
                                      Net cash flows from (used in) operating activities             314,521       200,036

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments                                                        312,355        91,441
Costs of bonds acquired                                                                             (434,412)   (1,292,185)
Costs of mortgaged-backed securities acquired                                                       (345,298)     (643,019)
Purchase of equity securities                                                                       (133,964)            -
Sale of securities available for sale                                                                113,939       840,684
Repayment of mortgage-backed securities                                                              213,591       754,713
Purchase of furniture and equipment                                                                        -       (23,168)
                                                                                               ---------------  --------------
                                      Net cash flows from (used in) investing activities            (273,789)     (271,534)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                                                                     120,252       334,870
Repayment of related party debt                                                                     (237,986)     (320,308)
Proceeds from borrowings                                                                             258,000       304,500
Repayment of borrowings                                                                             (206,000)     (196,712)
Proceeds from issuance of Series A preferred stock                                                         -             -
Proceeds from exercise of common stock warrants                                                            -             -
                                                                                               ---------------  --------------
                                      Net cash flows from (used in) financing activities             (65,734)      122,350

NET INCREASE (DECREASE) IN CASH                                                                      (25,002)       50,852

CASH AT BEGINNING OF PERIOD                                                                          290,569        74,571
                                                                                               ---------------  --------------
CASH AT END OF PERIOD                                                                          $     265,567    $  125,423
                                                                                               ===============  ==============
SUPPLEMENTAL DISCLOSURES

Interest paid                                                                                  $      44,590    $   46,298
Income taxes paid                                                                                          -             -

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt                                                    20,215        22,507

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




                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2011


                       -----------------    ----------------------------------------------------------------------------------------

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)

                                            ----------------------------------------------------------------------------------------
                          SERIES A                                           SERIES C PREFERRED               ACCUMULATED
                     MANDATORILY REDEEMABLE                                 --------------------                 OTHER
                                                                ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                           PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)     TOTAL
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------
BALANCE, MAY 31, 2011   2,675 $3,138,623   242,304,304 $24,230  $3,549,443 6,804.936 $ 9,482,279 $(21,214,153) $182,671 $(7,975,530)

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -     2,404,949     241      17,112         -           -           -          -      17,353

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     31,300             -       -           -         -           -     (31,300)         -     (31,300)

Accrued dividends of
 Series C equity
 preferred stock            -          -             -       -           -         -     204,564    (204,736)                  (172)

Increase (Decrease) in
 accural of common
 shares to be issued
 in connection with
 financing arrangements     -          -             -       -      13,594         -           -           -          -      13,594

Common stock option
 expense                    -          -             -       -         370         -           -           -          -         370

Unrealized net gain
 on available for sale
 securities                 -          -             -       -           -         -           -           -     15,798      15,798

Net income (loss),
 three month period
 ended August 31, 2011      -          -             -       -           -         -           -     (127,041)        -    (127,041)
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------

BALANCE,
 AUGUST 31, 2011        2,675 $3,169,923   244,709,253 $24,471  $3,580,519 6,804.936 $ 9,686,843 $(21,577,230) $198,469 $(8,086,928)
                       ====== ==========   =========== =======  ========== ========= =========== ============= ======== ============

                       -----------------    ----------------------------------------------------------------------------------------

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three month period ended August 31, 2011, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2012. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 13, 2011.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the three-months ended August 31, 2010 to be consistent with the presentation in the Consolidated Financial Statements for the three-months ended August 31, 2011. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

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

For the three month period ended August 31, 2011, the Company had income from operations of approximately $188,000, or a loss of approximately $158,000 after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account . Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Expansion of FSC's business to other states is a key component of fully implementing the Company's business plan. Regulatory approval and licensing is required by each state in which FSC seeks to conduct business. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a new entry into this market and based upon the financial condition of the parent company, notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. As an alternative means of generating premium revenue in additional state markets, management is seeking to establish a relationship with sureties licensed in other states that comprise significant markets for the bonding programs of FSC therefore permitting the issuance of surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In June 2011, the FASB issued Accounting Standards Update 2011-05, "Comprehensive Income: Presentation of Comprehensive Income". This object of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

In May 2011, the FASB issued  Accounting  Standards Update  2011-04,"Fair  Value
Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and AFRSs". The amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, "Fair Value Measurements and Disclosures: Improving Disclosures About Fair Value Measurements." This FASB requires additional disclosures about the fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 is effective for interim and annual financial periods beginning after December 2009, and does not expected to have a material impact on the Company's financial statements.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------
The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three month period ended August 31, 2011, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on August 31, 2011.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        1,297,391  $            10,770  $            3,934  $         1,304,227

Equity securities                             510,419                    -              59,116              451,303
Foreign obligations                           208,627                    -                 334              208,293
U.S. government agency
mortgage-backed securities                  4,874,152              251,114                  32            5,125,234
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,890,589  $           261,884  $           63,416  $         7,089,057
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2011.

                                     Amortized Cost     Gross Unrealized     Gross Unrealized    Fair Market Value
                                                              Gains               Losses
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        1,073,724  $                 -  $           26,955  $         1,046,769

Equity securities                             461,524               11,685               7,002              466,207
Derivatives                                   (10,616)              (3,010)               (875)             (12,751)
U.S. government agency
mortgage-backed securities         $        4,784,871  $           208,356  $            1,278  $         4,991,949
                                   ------------------- -------------------- ------------------- --------------------

                                   $        6,309,503  $           217,031  $           34,360  $         6,492,174
                                   =================== ==================== =================== ====================

The Company's short-term investments of $695,262 and $1,007,617 at August 31, 2011 and May 31, 2011 consisted of money-market investment funds.

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

There are no securities classified as held to maturity at May 31, 2011 or August 31, 2011.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Assets measured at fair value on a recurring basis are summarized below:

                                                                   August 31, 2011
                                        ----------------------------------------------------------------------
                                                    Fair Value Measurements Using
                                        ----------------------------------------------------
                                                                                                Assets At
                                             Level 1          Level 2          Level 3          Fair Value
                                        ------------------ --------------- ----------------- -----------------
Assets:
Fixed income securities at fair value   $               -  $    6,637,754  $              -  $      6,637,754
Equity securities at fair value                   451,303               -                 -           451,303
(includes derivatives)
Short-term investments at fair value              695,262               -                 -           695,262
                                        ------------------ --------------- ----------------- -----------------
Total Assets                            $       1,146,565  $    6,637,754  $              -  $      7,784,319
                                        ================== =============== ================= =================

                                                                    May 31, 2011
                                        ----------------------------------------------------------------------
                                                      Fair Value Measurements Using
                                        ----------------------------------------------------
                                                                                                Assets At
                                             Level 1          Level 2          Level 3          Fair Value
                                        ------------------ --------------- ----------------- -----------------
Assets:
Fixed income securities at fair value   $               -  $    6,038,718  $              -  $      6,038,718
Equity securities at fair value                   453,456               -                 -           453,456
(includes derivatives)
Short-term investments at fair value            1,007,617               -                 -         1,007,617
                                        ------------------ --------------- ----------------- -----------------
Total Assets                            $       1,461,073  $    6,038,718  $              -  $      7,499,791
                                        ================== =============== ================= =================


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2011 or at August 31, 2011.

During the three months ended August 31, 2011, the company recognized gross realized gains on the sale of securities classified as available-for-sale as follows:


                                                                        Gross              Gross
                                                    Gross             Realized           Realized
                                                   Proceeds             Gains             Losses
                                              ------------------- ------------------ ------------------
Mortgage-backed securities                    $          27,393   $          1,479   $              -
Equity securities                                        77,451              2,168                  -
Equity securities (derivatives)                          16,064              8,467                (21)
                                              ------------------- ------------------ ------------------
Total                                         $         120,908   $         12,114   $            (21)
                                              =================== ================== ==================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following unsecured notes payable to individuals and businesses as of August 31, 2011 and May 31, 2011 respectively:

                                                           August 31,           May 31,
                                                              2011               2011
                                                        ------------------ ------------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%
($75,000 to related party)                              $       1,559,500  $       1,492,500

Unsecured demand notes payable to individuals
and others                                                        103,000            103,000

Secured demand note payable to individuals;
interest rate fixed @ 10%;  secured
by accounts receivable for investment advisory
fees for the quarter ending September 30, 2011                     50,000                  -

Secured demand note payable to individuals;
interest rate fixed @ 14%;  secured
by accounts receivable for investment advisory
fees for the quarter ending June 30, 2011                               -             45,000

Secured demand note payable to individuals;
interest rate fixed @ 12%; secured by accounts
receivable for investment advisory fees                            20,000             40,000

Secured demand note payable to individuals;
interest rate fixed @ 12%;  secured
by accounts receivable for investment advisory
fees for the quarters ending September 30 and
December 2011                                                     129,000            129,000

Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12%                                        (147,699)           (29,965)

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below
($360,000 to related party)                                     3,500,000          3,500,000
                                                        ------------------ ------------------
                                    Notes payable       $       5,213,801  $       5,279,535
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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

Date of Issuance             Shares Issued
-------------------------- ----------------
September 10, 2008               4,870,449
March 10, 2009                   5,010,640
September 10, 2009               5,354,642
March 10, 2010                   6,005,925
September 10, 2010               6,213,285
March 10, 2011                   6,738,900
                           ----------------
                                34,193,841
                           ================

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


During the three months ended August 31, 2011 and the year ended May 31, 2011, a company owned by a board member provided consulting services. This company provided services totaling $15,525 in the three months ended August 31, 2011 and $15,525 in the three months ended August 31, 2010. Amounts owed to this company are treated as related party payables in the amounts $103,209 and $99,209 at August 31, 2011 and May 31, 2011.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. The following table summarizes the activity under such arrangement for the three month period ended August 31, 2011.

                                              Three month
                                              period ended
                                               August 31,
                                                  2011
                                           --------------------

Balance owed, beginning of period          $           (29,965)
Proceeds from borrowings                                70,560
Accrued payroll offsetting repayments
                                                        49,692
Repayments                                            (237,986)
                                           --------------------
Balance owed, end of period                $          (147,699)
                                           ====================


Scheduled maturities and principal payments for each of the next five years ending August 31 are as follows:

2013 (including demand notes)          $      5,213,801
2014 - 2016                                           -
                                       -----------------
                                       $      5,213,801
                                       =================

NOTE E-STOCKHOLDERS EQUITY
--------------------------
In the three month period ending August 31, 2011, the Company issued 1,032,000 shares of the Company's common stock in connection with new and continued borrowings totaling $732,000. The shares were valued at approximately $.006581 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $6,792.

On July 1, 2011 the Company issued 1,372,949 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity. The shares were valued at approximately $.007691 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $10,560.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE F-PREFERRED STOCK
----------------------
REDEEMABLE PREFERRED STOCK

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A
Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2011, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000. No shares were issued in the three month period ending August 31, 2011.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,141.341 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of September 30, 2011, is $3,377,585.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three months ended August 31, 2011, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $158,341 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $384,237 for the three months ended August 31, 2010.

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock of $204,564 for the three month period ending August 31, 2011, as compared with a charge to common stockholders' equity of $188,985 for the three month period ending August 31, 2010.

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

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer, it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $125 and $84,977 for the three-month period ended August 31, 2011. The remaining Series B shares are continuing to be accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the 3 month period ending August 31, 2011.

As of August 31, 2011 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $494,921 through August 31, 2011.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


As of August 31, 2011 the Company has chosen to defer payment of dividends on the Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $1,528,451 and $3,655,912 through August 31, 2011.

NOTE G - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------
As of August 31, 2011, the Company had accrued and withheld approximately $82,000 in noncurrent Federal payroll taxes which are reflected in the financial statements as other liabilities. Management intends to satisfy this obligation as soon as possible.

As of August 31, 2011, the Company had accrued and withheld approximately $14,000 in West Virginia payroll withholdings, of which $3,500 was non-current and is being remitted as part of a monthly payment plan negotiated with the State of West Virginia. This 12 month plan runs through November 2011 and will result in the full payment of all non current withholding taxes, including interest and penalties of approximately $5,000 which are reflected in the accompanying financial statements as accrued expenses.

NOTE H - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                                                THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                               AUGUST 31, 2011          AUGUST 31, 2010
                        ----------------                          -------------------------- -----------------------
REVENUES:
 Investment advisory                                              $                  75,616  $               55,804
 Surety insurance                                                                   581,148                 283,259
 Corporate                                                                                -                       -
                                                                  -------------------------- -----------------------
 Total revenues                                                   $                 656,764  $              339,063
                                                                  ========================== =======================

NET INCOME (LOSS):
 Investment advisory                                              $                  24,913  $               11,897
 Surety insurance                                                                   328,766                 120,321
 Corporate                                                                         (480,720)               (481,750)
                                                                  -------------------------- -----------------------
 Total net income (loss)                                          $                (127,041) $            (349,532)
                                                                  ========================== =======================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE I - REINSURANCE
--------------------
The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract called for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. For the second agreement year, which covered the twelve months beginning July 1, 2010, the premium rate remained the same at 35% with the premium due within 30 days of the close of the second agreement year, subject to a minimum premium of $490,000. For the third year agreement year, which covers the twelve months beginning July 1, 2011, the premium rate remains the same at 35% with the premium due within 30 days of the close of the agreement year, subject to a minimum premium of $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $140,000. At August 31, 2011 and May 31, 2011, the Company had prepaid reinsurance premiums of $251,599 and $264,763 and ceded reinsurance payable of $57,240 and $77,635.

There were no ceded losses and LAE expenses for the three months ended August 31, 2011 or 2010.

The effects of reinsurance on premium written and earned for fiscal 2011 and 2010 are as follows;

                              THREE MONTH         THREE MONTH         THREE MONTH        THREE MONTH
                             PERIOD ENDING       PERIOD ENDING       PERIOD ENDING      PERIOD ENDING
                            AUGUST 31, 2011      AUGUST 31, 2011    AUGUST 31, 2010    AUGUST 31, 2011
                               - WRITTEN           - EARNED            - WRITTEN          - EARNED
                          ------------------- ------------------- ------------------ --------------------
            DIRECT        $          369,070  $          407,259  $         448,924  $           286,706
            CEDED         $          126,551  $          139,715  $         152,287  $           102,950
                          ------------------- ------------------- ------------------ --------------------
             NET          $          242,519  $          267,544  $         296,637  $           183,756
                          =================== =================== ================== ====================


Under the terms of its reinsurance treaty, the Company is entitled to a No Claims Bonus from the reinsurers for each claim year in which no claims are received. The bonus is 20% of the annual reinsurance premium and is to be recorded upon the completion of each contract year. On August 31, 2011 the Company recorded receipt of $213,281 from its reinsurers representing the cumulative No Claims Bonus under the terms of its reinsurance treaty for the claim years ending June 30, 2010 and June 30, 2011. The No Claims Bonus is not included in the analysis of written and earned premium above.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE J-STOCK-BASED COMPENSATION
-------------------------------
On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vested over the next three years ending in June 2011. The term of the options is five years and expires in June 2014.


NOTE K - SUBSEQUENT EVENTS
--------------------------
Subsequent to August 31, 2011, the Company obtained new borrowings of $35,000 from a business to fund ongoing operation and made repayments of $70,000 on existing debt. Such borrowings were obtained under demand notes bearing interest at the rate of 10%. These borrowings included the issuance of 70,000 shares of its common stock as additional consideration. The Company also obtained short term borrowing of $29,000 from a business to fund ongoing operations and made repayments of $29,000 as well as $2,000 in interest. Additionally, the Company obtained borrowings of $297,315 ($181,733 of which was Company debt assumed personally by owner) from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $140,513, to bring the balance owed to the principal shareholder to $9,104 at the date of this filing.

On September 10, 2011, the Company issued 7,043,710 shares of the Company's common stock in connection with the semi-annual issuance of shares under the bridge-financing arrangements (see Note D).

On September 30, 2011, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, with such accrued and unpaid quarterly dividends amounting to $31,960, $87,699 and $210,936, respectively. As of September 30, 2011, the accumulated accrued and unpaid dividend amounted to $526,881, $1,616,151, and $3,866,848, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2011 and the three-month period ended August 31, 2011, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED AUGUST 31, 2011

The Company experienced income from operations for the three-month period ended August 31, 2011 of $187,634 as compared with a loss from operations of $22,035 for the corresponding period ended August 31, 2010.

REVENUES

Revenues from operations for the three-month period ended August 31, 2011 were $656,764 as compared with $339,063 for the corresponding period ended August 31, 2010. The overall increase in revenues is largely attributable to the continued growth of the surety business of FSC, as well the receipt of a cumulative No Claims Bonus from its reinsurers for the years ended June 30, 2010 and June 30, 2011. In addition, for the three month period ending August 31, 2010 net investment income was less than usual due to the receipt of large principal payments on mortgage backed securities, which resulted in large amortization of premiums recognized in that period.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $74,970 for the three-month period ended August 31, 2011 as compared with $54,170 for the corresponding period ended August 31, 2010. Investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $581,149 for the three-month period ended August 31, 2011 as compared with $283,260 for the corresponding period ended August 31, 2010. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                 Three-month Period Ended
                                                         August 31,
                                                   2011              2010
                                            ----------------- -----------------

Premium earned                              $        267,544  $        183,756
Commissions earned                                    18,214            15,234
No Claims Bonus from Reinsurers                      213,281                 -
Net investment income                                 70,017            33,251
Net realized investment gains                         12,093            51,019
                                            ----------------- -----------------
                                     Total  $        581,149  $        283,260
                                            ================= =================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Whereas, commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be somewhat more "seasonable" from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The increase in premium earned for the three-month period ended August 31, 2011 in comparison to the corresponding period from the prior year is a result of growth in bonds issued for new and existing clients.

On August 31, 2011 the Company's insurance subsidiary, FSC, recorded receipt of $213,281 from its reinsurers representing cumulative No Claims Bonus under the terms of its reinsurance treaty for the claim years ending June 30, 2010 and June 30, 2011.

Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions as well as the average assets held for investment. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $6.974 million for the three-month period ended August 31, 2010 to approximately $7.653 million for the three-month period ended August 31, 2011 offset by a decrease in investment yield from approximately 3.72% for the three-month period ended August 31, 2010 to approximately 3.47% for the three-month period ended August 31, 2011. In addition, the amortization of premium for larger than usual principal payments on mortgage backed securities during the three-month period ended August 31, 2010 resulted in decreased investment income.

During the three-month period ending August 31, 2011, the Company sold certain US Government agency mortgage backed securities and equity investments for $120,908, resulting in realized gains of $12,093. In the three-month period ending August 31, 2010, the Company sold certain available for sale US Government agency mortgage backed securities for $840,684, resulting in a realized gain of $51,019.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of August 31, 2011. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended August 31, 2011 and 2010 amounted to $60,413 and $42,327 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 23% of earned premium.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $84,919 and $59,981 for the three-month periods ended August 31, 2011 and 2010, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 32% and 33% for the periods ended August 31, 2011 and 2010 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended August 31, 2011 and 2010 were $321,105 and $255,398 respectively, representing an increase of $65,707, and were comprised of the following:



                                                                 Three-month Period Ended
                                                                        August 31,
                                                           -------------------------------------
                                                                 2011               2010             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         145,730  $         112,548  $           33,182
General office expense                                                28,301             28,377                 (76)
Legal and other professional fees and costs                           54,602             25,326              29,276
Audit, accounting and related services                                34,307             25,543               8,764
Travel, meals and entertainment                                       22,891              9,660              13,231
Other general and administrative                                      35,274             53,944             (18,670)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         321,105  $         255,398  $           65,707
                                                           ================== ================== ===================




Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $33,000 and are comprised of the following:

                                                                Three-month Period Ended
                                                                       August 31,
                                                         --------------------------------------
                                                                   2011                 2010           Difference
                                                          ---------------------  -----------------  ----------------
Salaries and taxes                                        $          132,766     $      128,546     $         4,220
Commissions                                                           50,047              7,631              42,416
Stock option expense                                                     370             13,452             (13,082)
Fringe benefits                                                       21,341             14,262               7,079
Key-man insurance                                                     12,224             10,988               1,236
Deferred payroll costs                                               (71,018)           (62,331)             (8,687)
                                                          ---------------------  -----------------  ----------------
                         Total salaries and related costs $          145,730     $      112,548     $        33,182
                                                          =====================  =================  ================


The increase in commissions is attributable to FSC's commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals. In addition, the Company adopted a new policy that broadens the pool of policies that generate commissions. The decrease in stock option expense is attributable to the final vesting from the award of stock options on June 30, 2009, which had the majority of options vested in the first year of the award.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                       August 31,
                                                          ---------------------------------------
                                                                 2011               2010              Difference
                                                          ---------------------  ----------------  -----------------
General corporate services                                $            3,866     $        8,589    $        (4,723)
Coal reclamation consulting                                            7,916              6,420               1,496
Statutory examination costs                                            7,675                  -               7,675
Acquisition and financing related costs                                7,645             10,317              (2,672)
Acquisition and financing related costs - due diligence               27,500                  -              27,500
                                                          ---------------------  ----------------  -----------------
                  Total legal and other professional fees $           54,602     $       25,326    $         29,276
                                                          =====================  ================  =================


The decrease in general corporate services results primarily from timing differences and less assistance required in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the three-month period ending August 31, 2011, the Company incurred costs associated with a statutory examination of its insurance subsidiary by the West Virginia Insurance Commission. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $7,645 and $10,317 for the three-month periods ended August 31, 2011 and 2010, respectively. The Company incurred $27,500 in costs associated with the performance of due diligence by third parties for the benefit of an investor considering a substantial investment in the Company.

The increase in travel, meals and entertainment expense for the three-month period ended August 31, 2011 as compared to the corresponding 2010 period related primarily to expanded efforts by management to obtain financing necessary for the Company's business and penetration of additional markets.

Other general and administrative expense decreased approximately $19,000 for the three-month period ended August 31, 2011 as compared to the corresponding 2010 period. This decrease in is due to non-recurring training and conferences for staff in the prior year, decreased licenses and fees for FSC related to obtaining a U.S. Treasury Listing, and overall decreases in several less significant items.

INTEREST EXPENSE

Interest expense for the three-month period ended August 31, 2011 was $229,573 as compared with $204,368 for the corresponding period ended August 31, 2010. Components of interest expense are comprised of the following:

                                                                    Three-month Period Ended
                                                                           August 31,
                                                               -----------------------------------
                                                                     2011              2010           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        149,973  $        149,973   $             -
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                  32,308            24,358             7,950
Interest expense on demand and term notes                                47,292            28,448            18,844
Other finance charges                                                         -             1,589            (1,589)
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        229,573  $        204,368   $        25,205
                                                               ================= ================= =================


The increase in the expense of common shares issued (or to be issued) for the three-month period ended August 31, 2011, as compared to the corresponding period of the previous year is attributable to the issuance of common stock representing the additional 2% stock dividend for the quarter ending June 30, 2011 to the holders of Series B Preferred shares that had requested to be redeemed upon maturity. Interest expense on demand and term notes increased due to increased borrowings and increased interest rate on some of those borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended August 31, 2011 and 2010 are as follows:


                                                                            Three-month Period Ended
                                                                                   August 31,
                                                                      --------------------------------------
                                                                              2011                 2010           Difference
                                                                      ---------------------  ----------------  -----------------

Accretion of discount                                                 $                -     $        4,626    $         (4,626)
Accrued dividends - mandatorily redeemable preferred stock                        31,300             30,079               1,221
Accrued dividends - equity preferred stock                                       204,564            188,985              15,579
                                                                      ---------------------  ----------------  -----------------
                            Total accretion and dividends             $          235,864     $      223,690    $         12,174
                                                                      =====================  ================  =================


The Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, for the three-month period ending August 31, 2011, accretion of $125 and dividends of $84,977 associated with the Series B remaining after that date are deductions from net income and not included in the table above. The decrease in accretion of discount and accrued dividends on mandatorily redeemable preferred stock results from application of the interest or constant yield method to the discount initially recorded with the mandatorily redeemable preferred stock over a period of five years from the date of issuance of the stock, and recognition in December 2010 of the final month's accretion of discount on Series A Preferred stock. Series C equity stock accrues dividends at the same rate as the Series B for which it was exchanged but is separated in the table above due to Series C not being mandatorily redeemable. Series C does not accrete.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of August 31, 2011.

FSC is licensed to write coal permit and miscellaneous fixed-liability limit surety bonds in West Virginia and Ohio. Coal permit bonds are required by regulatory agencies to assure the reclamation of land that has been disturbed by mining operations, and accordingly, is a highly regulated process by federal and state agencies. Such bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is mined. Additionally, no two principals and properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the relevant properties in accordance with the specifications of the mining permit prepared by independent outside professionals experienced in this field of work. Such estimates are then periodically updated and compared with marketable securities pledged and held in an account in which FSC has a security interest as collateral for the surety bond, significantly mitigating FSC's exposure to loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds in the collateral account to reclaim the property or as an offset in forfeiting the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations if sufficient collateral is not obtained or if the collateral has experienced significant deterioration in value and FSC is not otherwise able to recover under its contractual rights to indemnification.

In general, miscellaneous fixed-liability surety bonds are collateralized in full by the principal's cash investment in a collateral investment account managed by the Company's investment advisory subsidiary (Jacobs & Co.) that mitigates FSC's exposure to loss. Losses can occur should the principal default on the performance required by the bond and the collateral investment account experiences deterioration in value.

In establishing its reserves for losses and loss adjustment expense, management routinely reviews its exposure to loss based on periodic monitoring and inspection reports, along with industry averages and historical experience. Management estimates such losses based on industry experience adjusted for factors that are unique to the Company's approach, and in consultation with actuaries experienced in the surety field.


ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced operating losses of approximately $22,000 and $458,000 for the fiscal years ended May 31, 2011 and 2010, respectively. The Company's losses increase when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, to approximately $1,440,090 and $2,338,531 for the fiscal years ended May 31, 2011 and 2010, respectively.

For the three-month period ended August 31, 2011 the Company had operating income of approximately $188,000, which, when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, results in a loss of approximately $158,000. The Company had positive cash flow of approximately $315,000 from operating activities for the three-month period ended August 31, 2011. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation or to cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly when its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC develops a more substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without prior approval of the Insurance Commissioner. Of the Company's investments and cash of $8,049,886 as of August 31, 2011, $8,049,304 is restricted to FSC. Furthermore, capital received pursuant to the sale of Series A preferred stock of the Company must be contributed by the Company into the surplus accounts of FSC.

Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled the underwriting of more and greater size bonds for its coal reclamation bonding clients. Management expects this reinsurance arrangement to allow FSC to expand its market share and increase cash flow for each of the Company's operating subsidiaries.

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. In fiscal 2009, the Company was able to increase the capital of FSC, reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a recent entry into this market and the financial condition of the Company. This is the case notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were more substantial and the financial condition of the Company was to stabilize, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that will provide additional capital to its insurance subsidiary and fund operations as the business fully develops. As an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties licensed in states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and would issue surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would effectively provide access to the state market without formal entry.

As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. Holders of the Series B Preferred Stock were offered the opportunity to exchange their Series B Shares for an equal number of shares of a new series of JFG preferred stock designated as Series C Preferred Stock plus 2,000 shares of JFG Common Stock. Series C Preferred Stock is equal in priority to the Series B Preferred Stock, is entitled to dividends at the same rate as Series B Preferred Stock, is entitled to convert to common stock of the Company at a conversion rate of $.10 per common share (in contrast to $1.00 per share for Series B Preferred) and may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Management believes the recapitalization improves the Company's prospects for engaging in a larger financing and will assist FSC as it applies to enter other state markets.

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority until its capital and surplus reserves reaches a more substantial level. Although the growth of FSC provides additional cash flow to the Company's other subsidiaries, Jacobs and Triangle Surety, it is anticipated that working capital deficiencies will continue and need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's exposure to the subprime mortgage risk is minimal due to its investment in mortgage-backed securities being limited to only those securities backed by the United States government (i.e. Government National Mortgage Association or GNMA securities). The Company also holds municipal obligations that have been fully defeased through the purchase of Resolution Funding Corporation ("REFCORP") strips that were placed in escrow and provide means for the bond repayment. REFCORP was created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to provide funds to the Resolution Trust Corporation ("RTC") in order to help resolve the Savings and Loan failures. REFCORP operates as a United States Treasury agency under the direction of the RTC Oversight Board, whose chair is the secretary of the United States Treasury, and its obligations are ultimately backed by the United States government.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of August 31, 2011. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2011, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of August 31, 2011, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of August 31, 2011 and May 31, 2011 and the results of its operations and cash flows for the three month period ended August 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principals (GAAP).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the three months ended August 31, 2011, 1,032,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings. In the three months ended August 31, 2011, 1,372,949 common shares were issued as additional 2% stock dividend for holders of Series B Preferred shares that had requested to be redeemed upon maturity. Subsequent to August 31, 2011, 7,043,710 common shares were issued to the Bridge lenders and 70,000 common shares were issued as additional consideration for borrowings.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $2,333,600.

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


Date: October 24, 2011                     JACOBS FINANCIAL GROUP, INC.
                                 -----------------------------------------------
                                                 (Registrant)
                              By:
                                 /s/John M. Jacobs
                                 -----------------------------------------------
                                 John M. Jacobs, President