Form 10-Q/A
period 2011-08-31
JACOBS FINANCIAL GROUP, INC.
filed 2011-11-14
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1


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

                                EXPLANATORY NOTE

Jacobs Financial Group, Inc., (the "Company"), is filing this amendment to its quarterly report on Form 10-Q for the period ended August 31, 2011 filed with the Securities and Exchange Commission on October 24, 2011, for the purpose of furnishing XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

3.1        Company's Articles of Incorporation (1)
3.2        Company's By-laws (1)
3.3        Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4        Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1        Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2        Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
10.1       Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2) (4)
10.2       Stock Purchase Agreement with National  Indemnity Company to purchase  Unione Italiana Insurance Company of America dated
           August 20, 2008 (5) (6)
31.1       Certification  of Chief  Executive  Officer  and Chief  Financial  Officer  pursuant to Rule 13a-146.1  promulgated under the Securities Exchange Act of 1934
32.1       Certification  of  Chief  Executive Officer  and Chief Financial Officer  pursuant to  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1       Form of Subscription Agreement and Promissory Note  (Bridge-financing) (3)
101.INS    XBRL Instance Document (7)
101.SCH    XBRL Taxonomy Extension Schema Document (7)
101.CAL    XBRL Taxomony Extension Calculation Linkbase Document (7)
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document (7)
101.LAB    XBRL Taxonomy Extension Label Linkbase Document (7)
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document (7)

--------------------------------------------------------------------------------------------------------------------
      (1)   Incorporated  by reference to the Company's  Current  Report on form
            8-K dated December 29, 2005
      (2)   Incorporated  by reference to the Company's  Current  Report on form
            8-K dated February 8, 2008
      (3)   Incorporated  by reference to the Company's  Current  Report on form
            8-K dated June 6, 2008
      (4)   Incorporated  by reference to the Company's  Current  Report on form
            8-K dated June 24, 2008
      (5)   Incorporated  by reference to the Company's  Current  Report on form
            8-K dated August 20, 2008
      (6)   Incorporated  by reference to the Company's  Current  Report on form
            8-K dated November 13, 2008
      (7)   Pursuant to Rule 406T of Regulation S-T, this  interactive data file is  deemed  not  filed  or  part  of  a  registration  statement  or prospectus  for purposes of Sections 11 or 12 of the  Securities Act of 1933,  is deemed  not filed for  purposes  of  Section  18 of the
            Securities  Exchange  Act of 1934,  and  otherwise is not subject to liability under these sections.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 11, 2011                   JACOBS FINANCIAL GROUP, INC.
                                 -----------------------------------------------
                                                 (Registrant)
                              By:
                                 /s/John M. Jacobs
                                 -----------------------------------------------
                                 John M. Jacobs, President