Form 10-Q
period 2011-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2012-01-23
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2011

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
            --------------------------------------------------------
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



               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
      -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

               Yes[ ]                             No[X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 257,753,606 shares of common stock as of January 23, 2012.


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The following financial statements are included herein in response to Item 1:




Financial Statements (Unaudited)                                      Page
                                                                  ------------

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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                           NOVEMBER 30, 2011     MAY 31, 2011
                                                                         --------------------  ----------------
ASSETS

INVESTMENTS AND CASH:
Bonds and mortgaged-back securities available for sale, at market value  $         6,874,454   $     6,038,718
(amortized cost - 11/30/11 $6,610,529; 05/31/11 $5,858,595)
Equity investments available for sale, at market value, net                          448,751           453,456
(amortized cost - 11/30/11 $496,215; 05/31/11 $450,908)
Short-term investments, at cost (approximates market value)                          517,692         1,007,617
Cash                                                                                  51,064           290,569
                                                                         --------------------  ----------------
                           TOTAL INVESTMENTS AND CASH                              7,891,961         7,790,360

Investment income due and accrued                                                     49,391            38,736
Premiums and other accounts receivable                                               195,015           171,702
Prepaid reinsurance premium                                                          165,099           264,763
Funds deposited with Reinsurers                                                       71,385                 -
Deferred policy acquisition costs                                                    130,750           190,711
Furniture, automobile, and equipment, net of accumulated
 depreciation of $97,267 and $158,267, respectively                                   27,754            33,140
Other assets                                                                          16,067            21,986
Intangible assets                                                                    150,000           150,000
                                                                         --------------------  ----------------
                                         TOTAL ASSETS                    $         8,697,422   $     8,661,398
                                                                         ====================  ================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                     $           919,108   $       815,512
Reserve for unearned premiums                                                        558,564           851,783
Advanced premium                                                                     126,388            20,195
Accrued expenses and professional fees payable                                       654,926           573,568
Accounts payable                                                                     141,318           144,997
Ceded reinsurance payable                                                                  -            77,635
Related party payable                                                                111,759            99,209
Term and demand notes payable to related party                                       442,238           405,035
Notes payable                                                                      4,853,000         4,874,500
Accrued interest payable                                                           1,431,156         1,148,730
Accrued interest payable to related party                                            174,625           140,181
Other liabilities                                                                    176,583            89,257

MANDATORILY  REDEEMABLE SERIES B PREFERRED STOCK, $.0001 PAR VALUE PER
SHARE;  3,136.405  SHARES  AUTHORIZED;  2,817.004  SHARES  ISSUED  AND
OUTSTANDING AT NOVEMBER 30, 2011 AND MAY 31, 2011; STATED  LIQUIDATION
VALUE OF $1,000 PER SHARE                                                          4,430,629         4,257,703
                                                                         --------------------  ----------------
                         TOTAL LIABILITIES                                        14,020,294        13,498,305

SERIES A PREFERRED STOCK, $.0001 PAR VALUE PER SHARE; 1 MILLION SHARES
AUTHORIZED; 2,675 SHARES ISSUED AND OUTSTANDING AT NOVEMBER 30, 2011 AND
MAY 31, 2011,  RESPECTIVELY;  STATED  LIQUIDATION  VALUE OF $1,000 PER
SHARE                                                                              3,201,883         3,138,623
                                                                         --------------------  ----------------
        TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                               3,201,883         3,138,623

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred  Stock,  $.0001 par value per share;  10,000 shares authorized;  6,804.936  shares issued and  outstanding at November 30,
2011  and  May  31,  2011,   respectively;   includes  $3,866,848  and
$3,451,348 accrued Series C dividends, respectively                                9,897,779         9,482,279

Common  stock,   $.0001  par  value  per  share;  490  million  shares
authorized;  254,930,437 and 242,304,304 shares issued and outstanding
at November 30, 2011 and May 31, 2011, respectively                                   25,493            24,230

Additional  paid in capital                                                        3,615,097         3,549,443
Accumulated deficit                                                              (22,279,585)      (21,214,153)
Accumulated other comprehensive income (loss)                                        216,461           182,671
                                                                         --------------------  ----------------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (8,524,755)       (7,975,530)
                                                                         --------------------  ----------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $         8,697,422   $     8,661,398
                                                                         ====================  ================

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED NOVEMBER 30,        SIX MONTHS ENDED NOVEMBER 30,
                                                              -------------------------------        -----------------------------
                                                                  2011               2010                2011             2010
                                                              ------------       ------------        ------------    -------------
REVENUES:

Investment advisory services                                  $    56,100        $    64,427         $   131,071     $   118,597
Insurance premiums and commissions                                198,708            239,793             697,747         438,783
Net investment income                                              65,082             67,184             135,099         100,435
Net realized investment gains (losses)                              2,626             12,689              14,718          63,707
Other income                                                        1,595              6,188               2,240           7,821
                                                              ------------       ------------        ------------    -------------
                                    TOTAL REVENUES                324,111            390,281             980,875         729,343


OPERATING EXPENSES:

Incurred policy losses                                             43,183             50,384             103,596          92,711
Insurance policy acquisition costs                                 68,389             77,353             153,308         137,334
General and administrative                                        354,942            314,204             676,047         569,601
Depreciation                                                        2,693              4,115               5,386           7,507
                                                              ------------       ------------        ------------    -------------
                          TOTAL OPERATING EXPENSES                469,207            446,056             938,337         807,153
                                                              ------------       ------------        ------------    -------------

                      NET INCOME (LOSS) FROM OPERATIONS          (145,096)           (55,775)             42,538         (77,810)

Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock                                        (87,825)          (126,366)           (172,927)       (249,495)
Interest expense                                                 (226,537)          (196,890)           (456,110)       (401,258)
                                                              ------------       ------------        ------------    -------------

                                  NET INCOME (LOSS)              (459,458)          (379,031)           (586,499)       (728,563)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                      (31,960)           (35,399)            (63,260)        (70,104)
Accrued dividends on Series C Preferred Stock equity             (210,936)          (194,873)           (415,500)       (383,858)
                                                              ------------       ------------        ------------    -------------

     NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS    $  (702,354)       $  (609,303)        $(1,065,259)    $(1,182,525)
                                                              ============       ============        ============    =============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                   $         -        $         -         $         -     $     (0.01)
                                                              ============       ============        ============    =============


WEIGHTED-AVERAGE SHARES OUTSTANDING                           252,842,859        223,993,563         248,143,989     219,453,898
                                                              ============       ============        ============    =============





                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)





                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          NOVEMBER 30                         NOVEMBER 30
                                                                  ------------------------------   ---------------------------------

                                                                      2011              2010           2011               2010
                                                                  -----------       ------------   -------------      --------------

COMPREHENSIVE INCOME (LOSS):

Net income (loss) attributable to common stockholders             $ (702,354)       $ (609,303)    $ (1,065,259)      $ (1,182,525)

OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gain (loss) of available-for-sale investments
 arising during period                                                17,992            27,111           40,532             57,843

 Reclassification adjustment for realized (gain) loss included
 in net income                                                             -            (4,551)          (6,742)           (41,395)
                                                                  -----------       ------------   -------------      --------------

 Net unrealized gain (loss) attributable to available-for-sale
 investments recognized in other comprehensive income                 17,992            22,560           33,790             16,448
                                                                  -----------       ------------   -------------      --------------


 COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS  $ (684,362)       $ (586,743)    $ (1,031,469)      $ (1,166,077)
                                                                  ===========       ============   =============      ==============








                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              NOVEMBER 30                        NOVEMBER 30
                                                                       -----------------------------    ----------------------------
                                                                          2011              2010            2011            2010
                                                                       -----------       -----------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                    $  (459,458)       $ (379,031)     $ (586,499)     $ (728,563)

Adjustments  to reconcile  net income  (loss) to net cash
  provided by (used in) operating activities:
 Unearned premium                                                        (43,618)         (162,498)        (87,362)        (49,618)
 Stock option expense                                                          -             1,110             370          14,562
 Stock issued (or to be issued) in connection with financing arrangement  24,922            37,546          45,137          60,053
 Stock issued (or to be issued) in connection with dividend arrangements  10,677           126,366          21,237         249,495
 Accrual of Series B preferred stock dividends and accretion              87,825                 -         172,926               -
 Provision for loss reserves                                              43,184            50,385         103,596          92,711
 Amortization of premium                                                  24,489            24,276          41,696          81,734
 Depreciation                                                              2,693             4,115           5,386           7,507
 Accretion of discount                                                         -              (578)              -            (744)
 Realized (gain) loss on sale of securities                               (2,626)          (12,689)        (14,719)        (63,707)
 Loss on disposal of equipment                                                 -                 -               -             336
 Change in operating assets and liabilities:
  Other assets                                                              (921)            1,212           5,919           6,753
  Premium and other receivables                                           (7,793)           69,324         (23,313)         29,914
  Investment income due and accrued                                      (15,771)          (12,732)         (7,390)        (11,472)
  Deferred policy acquisition costs                                       60,892            53,826          59,961           7,011
  Related party accounts payable                                           8,025             2,025          12,550           2,050
  Accounts payable and cash overdraft                                   (134,213)            7,949          (3,679)         22,452
  Accrued expenses and other liabilities                                 169,522            36,264         336,534         326,432
                                                                       -----------       -----------    ------------    ------------
     NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                 (232,171)         (153,130)         82,350          46,906

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in short-term investments                           177,570           (86,024)        489,925           5,417
 Costs of bonds acquired                                                (519,156)         (504,993)       (953,568)     (1,797,178)
 Costs of mortgaged-backed securities acquired                                 -           (95,630)       (345,353)       (737,995)
 Purchase of equity securities                                            (5,034)                -        (138,998)              -
 Sale of securities available for sale                                    21,864           203,072         135,803       1,043,756
 Repayment of mortgage-backed securities                                 264,307           366,739         477,898       1,121,452
 (Purchase)/Collection - accrued interest                                 (3,320)           (1,681)         (3,265)         (2,335)
 Purchase of furniture and equipment                                           -            (2,361)              -         (25,529)
                                                                       -----------       -----------    ------------    ------------
     NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIVES                 (63,769)         (120,878)       (337,558)       (392,412)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from related party debt                                        352,449           505,649         472,701         840,519
 Repayment of related party debt                                        (197,512)         (385,157)       (435,498)       (705,465)
 Proceeds from borrowings                                                153,500           583,000         411,500         887,500
 Repayment of borrowings                                                (227,000)         (512,213)       (433,000)       (708,925)
 Proceeds from exercise of common stock warrants                               -             2,864               -           2,864
                                                                       -----------       -----------    ------------    ------------
    NET CASH FLOWS FROM FINANCING ACTIVITIES                              81,437           194,143          15,703         316,493

NET INCREASE (DECREASE) IN CASH                                         (214,503)          (79,865)       (239,505)        (29,013)
CASH AT BEGINNING OF PERIOD                                              265,567           125,423         290,569          74,571
                                                                       -----------       -----------    ------------    ------------
CASH AT END OF PERIOD                                                  $  51,064         $  45,558      $   51,064      $   45,558
                                                                       ===========       ===========    ============    ============
SUPPLEMENTAL DISCLOSURES
Interest paid                                                          $  25,498         $  45,686      $   70,088      $   91,984
Income taxes paid                                                              -                 -               -               -
Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt                        24,922            37,546          45,309          60,057

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2011

                                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                      -----------------  -------------------------------------------------------------------------------------------
                         SERIES A
                   MANDATORILY REDEEMABLE          COMMON STOCK           SERIES C PREFERRED
                                         -------------------------------  --------------------               ACCUMULATED
                                                              ADDITIONAL                                       OTHER
                      PREFERRED STOCK                          PAID-IN                AMOUNT   ACCUMULATED  COMPREHENSIVE
                      SHARES   AMOUNT      SHARES      AMOUNT  CAPITAL     SHARES    AND APIC    DEFICIT    INCOME (LOSS)   TOTAL
                      ------ ----------  -----------  ------- ----------  --------- ---------- -------------  --------  ------------
BALANCE,
 AUGUST 31, 2011       2,675 $3,169,923  244,709,253  $24,471 $3,580,519  6,804.936 $9,686,843 $(21,577,230) $ 198,469 $ (8,086,928)

Issuance of common
 stock as additional
 consideration for
 financing arrangements    -          -   10,221,184    1,022     51,011          -          -            -          -       52,033

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock           -     31,960            -        -          -          -          -      (31,961)         -      (31,961)

Accrued dividends of
 Series C equity
 preferred stock           -          -            -        -          -          -    210,936     (210,936)         -            -

Increase (Decrease)
 in accrual of common
 shares to be issued
 in connection with
 financing arrangements    -          -            -        -    (16,433)         -           -           -          -      (16,433)

Common stock option
 expense                   -          -            -        -          -          -           -           -          -            -

Unrealized net gain
 (loss) on available
 for sale securities       -          -            -        -          -          -           -           -     17,992       17,992

Net income (loss),
 three month period
 ended November 30,
 2011                      -          -            -        -          -          -          -     (459,458)         -     (459,458)
                      ------ ----------  -----------  ------- ----------  --------- ---------- -------------  --------  ------------
BALANCE,
 NOVEMBER 30, 2011     2,675 $3,201,883  254,930,437  $25,493 $3,615,097  6,804.936 $9,897,779 $(22,279,585)  $216,461  $(8,524,755)
                      ====== ==========  ===========  ======= ==========  ========= ========== =============  ========  ============
                      -----------------  -------------------------------------------------------------------------------------------





                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2011

                                                                         STOCKHOLDERS' EQUITY (DEFICIT)
                         -----------------   ---------------------------------------------------------------------------------------
                            SERIES A                                                                           ACCUMULATED
                      MANDATORILY REDEEMABLE           COMMON STOCK           SERIES C PREFERRED                  OTHER
                                             -------------------------------  --------------------             COMPREHEN-
                                                                  ADDITIONAL                                      SIVE
                         PREFERRED STOCK                           PAID-IN              AMOUNT   ACCUMULATED     INCOME
                         SHARES   AMOUNT       SHARES      AMOUNT  CAPITAL   SHARES    AND APIC    DEFICIT       (LOSS)    TOTAL
                         ------ ----------   -----------  ------- --------- --------- ---------- ------------- -------- ------------

BALANCE,
 MAY 31, 2011             2,675 $3,138,623   242,304,304  24,230 $3,549,443 6,804.936 $9,482,279 $(21,214,153) $182,671 $(7,975,530)

Issuance of common
 stock as additional
 consideration for
 financing arrangements       -          -    12,626,133   1,263    151,686         -          -            -         -     152,949

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock              -     63,260             -       -          -         -          -      (63,261)        -     (63,261)

Accrued dividends of
 Series C equity
 preferred stock              -          -             -       -          -         -    415,500     (415,672)        -        (172)

Increase (Decrease)
 in accrual of common
 shares to be issued
 in connection with
 financing arrangements       -          -             -       -    (86,402)        -          -            -         -     (86,402)

Common stock option
 expense                      -          -             -       -        370         -          -            -         -         370

Unrealized net gain
 (loss) on available
 for sale securities          -          -             -       -          -         -          -            -    33,790      33,790

Net income (loss),
 six month period ended
 November 30, 2011            -          -             -       -          -         -          -     (586,499)        -    (586,499)
                         ------ ----------   -----------  ------- --------- --------- ---------- ------------- -------- ------------
BALANCE,
 NOVEMBER 30, 2011        2,675 $3,201,883   254,930,437 $25,493 $3,615,097 6,804.936 $9,897,779 $(22,279,585) $216,461 $(8,524,755)
                         ====== ==========   ===========  ======= ========= ========= ========== ============= ======== ============
                         -----------------   ---------------------------------------------------------------------------------------




                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2011, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2012. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 13, 2011.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the three and six month periods ended November 30, 2010 to be consistent with the presentation in the Consolidated Financial Statements for the three and six month periods ended November 30, 2011. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

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

For the three month period ended November 30, 2011, the Company had losses from operations of approximately $145,000, or a loss of approximately $491,000 after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account. For the six month period ended November 30, 2011, the Company had income from operations of approximately $43,000, or a loss of approximately $650,000 after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled FSC to write more

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

bonds and of greater size for its coal reclamation bonding clients. Management expects this reinsurance arrangement to continue FSC's expansion of market share and to result in increased cash flow for each of the Company's operating subsidiaries

Expansion of FSC's business to other states is a key component of fully implementing the Company's business plan. Regulatory approval and licensing is required by each state in which FSC seeks to conduct business. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC's status as a new entry into this market and based upon the financial condition of the parent company, notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. As an alternative means of generating premium revenue, management is seeking to establish a relationship with sureties licensed in other states that comprise significant markets for the bonding programs of FSC therefore permitting the issuance of surety bonds that are underwritten and reinsured by FSC. Under such a "fronting" arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In December 2011, the FASB issued Accounting Standards Update 2011-12, "Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". This object of this Update is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassifications adjustments. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-11,  "Balance
Sheet: Disclosures about Offsetting Assets and Liabilities". The differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) makes the comparability of those statements difficult. The objective of this Update is to facilitate comparison between those financial statements, specifically within the scope instruments and transaction eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

In  June  2011,   the  FASB  issued   Accounting   Standards   Update   2011-05,
"Comprehensive  Income:  Presentation of Comprehensive  Income".  This object of

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and six month periods ended November 30, 2011, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

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

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on November 30, 2011.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        1,814,486  $            10,308  $            8,255  $         1,816,539
Equity securities                             510,419                6,316              50,624              466,111
Derivatives                                   (14,204)              (3,698)               (542)             (17,360)
Foreign obligations                           207,499                    -               7,489              200,010
U.S. government agency
mortgage-backed securities                  4,588,544              269,880                 519            4,857,905
                                   ------------------- -------------------- ------------------- --------------------
                                   $        7,106,744  $           282,806  $           66,345  $         7,323,205
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2011.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        1,073,724  $                 -  $           26,955  $         1,046,769
Equity securities                             461,524               11,685               7,002              466,207
Derivatives                                   (10,616)              (3,010)               (875)             (12,751)
U.S. government agency
 mortgage-backed securities                 4,784,871             208, 356               1,278            4,991,949
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,309,503  $           217,031  $           34,360  $         6,492,174
                                   =================== ==================== =================== ====================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company's short-term investments of $517,692 and $1,007,617 at November 30, 2011 and May 31, 2011 consisted of money-market investment funds.

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

There are no securities classified as held to maturity at May 31, 2011 or November 30, 2011.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                           November 30, 2011
                                             -------------------------------------------------------------------------------
                                                           Fair Value Measurements Using
                                                                                                             Assets At
                                                   Level 1             Level 2            Level 3           Fair Value
                                             -------------------- ------------------ ------------------ --------------------
Assets:
Fixed income securities at fair value        $                 -  $       6,874,454  $               -  $         6,874,454
Equity securities at fair value (includes                448,751                  -                  -              448,751
derivatives)
Short-term investments at fair value                     517,692                  -                  -              517,692
                                             -------------------- ------------------ ------------------ --------------------
Total Assets                                 $           966,443  $       6,874,454  $               -  $         7,840,897
                                             ==================== ================== ================== ====================


                                                                              May 31, 2011
                                             -------------------------------------------------------------------------------
                                                           Fair Value Measurements Using
                                                                                                             Assets At
                                                   Level 1             Level 2            Level 3           Fair Value
                                             -------------------- ------------------ ------------------ --------------------
Assets:
Fixed income securities at fair value        $                 -  $       6,038,718  $               -  $         6,038,718
Equity securities at fair value (includes                453,456                  -                  -              453,456
derivatives)
Short-term investments at fair value                   1,007,617                  -                  -            1,007,617
                                             -------------------- ------------------ ------------------ --------------------
Total Assets                                 $         1,461,073  $       6,038,718  $               -  $         7,499,791
                                             ==================== ================== ================== ====================


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2011 or at November 30, 2011.

During the three months ended November 30, 2011, the Company recognized gross realized gains on the sale of securities classified as available-for-sale as follows:
                                                    Gross         Gross
                                      Gross        Realized      Realized
                                     Proceeds        Gains        Losses
                                  -------------- ------------- -------------
Equity securities (derivatives)   $        7,660 $       2,766 $       (140)
                                  -------------- ------------- -------------
Total                             $        7,660 $       2,766 $       (140)
                                  ============== ============= =============

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


During the six months ended November 30, 2011, the company recognized gross realized gains on the sale of securities classified as available-for-sale as follows:

                                                      Gross           Gross
                                       Gross        Realized        Realized
                                     Proceeds         Gains          Losses
                                  --------------- -------------- ---------------
Mortgage-backed securities        $      27,393   $      1,479   $           -
Equity securities                        77,451          2,168               -
Equity securities (derivatives)          23,724         11,232            (161)
                                  --------------- -------------- ---------------
Total                             $     128,568   $     14,879   $        (161)
                                  =============== ============== ===============


NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following unsecured notes payable to individuals and businesses as of November 30, 2011 and May 31, 2011 respectively:

                                                                                November 30,                May 31,
                                                                                    2011                     2011
                                                                           ------------------------ ------------------------
Unsecured demand notes payable to individuals and others; interest
rate fixed @ 10.00% ($75,000 to related party)                              $            1,559,500  $             1,492,500

Unsecured demand notes payable to individuals and others                                   158,500                  103,000

Secured demand note payable to individuals;  interest rate fixed @ 10%;
secured by accounts receivable for investment advisory fees for the quarter
ending December 31, 2011                                                                    35,000                        -

Secured demand note payable to individuals;  interest rate fixed @ 14%;
secured by accounts receivable for investment advisory fees for the quarter
ending June 30, 2011                                                                             -                   45,000

Secured demand note payable to individuals; interest rate fixed @
12%; secured by accounts receivable for investment advisory fees                            20,000                   40,000

Secured demand note payable to individuals; interest rate fixed @
12%; secured by accounts receivable for investment advisory fees                            15,000                  129,000

Unsecured short-term advances from principal shareholder and chief
executive officer; interest rate fixed @ 12%                                                 7,238                 (29,965)

Unsecured note(s) payable to individual(s) under a bridge-financing
arrangement described below ($360,000 to related party)                                  3,500,000                3,500,000
                                                                           ------------------------ ------------------------
                                                        Notes payable       $            5,295,238  $             5,279,535
                                                                           ======================== ========================

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

                        Date of Issuance             Shares Issued
                        -------------------------- ----------------
                        September 10, 2008               4,870,449
                        March 10, 2009                   5,010,640
                        September 10, 2009               5,354,642
                        March 10, 2010                   6,005,925
                        September 10, 2010               6,213,285
                        March 10, 2011                   6,738,900
                        September 10, 2011               7,043,710
                                                   ----------------
                                                        41,237,551
                                                   ================

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

During the three and six months ended November 30, 2011 and the year ended May 31, 2011, a company owned by a board member provided consulting services. This company provided services totaling $15,525 and $31,050 in the three and six months ended November 30, 2011 and $15,525 and $31,050 in the three and six months ended November 30, 2010. Amounts owed to this company are treated as related party payables in the amounts $111,759 and $99,209 at November 30, 2011 and May 31, 2011.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. The following table summarizes the activity under such arrangement for the three and six month periods ended November 30, 2011.

                                                  Three month       Six month
                                                  period ended     period ended
                                                  November 30,     November 30,
                                                       2011            2011
                                                ----------------- --------------

Balance owed, beginning of period               $      (147,699)  $    (29,965)
Proceeds from borrowings                                 142,359        212,919
Assumption of company debt                               181,733        181,733
Accrued payroll offsetting repayments                     28,358         78,050
Repayments                                             (197,513)      (435,499)
                                                ----------------- --------------
Balance owed, end of period                     $          7,238  $       7,238
                                                ================= ==============


Scheduled maturities and principal payments for each of the next five years ending November 30 are as follows:

        2012 (including demand notes)          $      5,295,238
        2013 - 2016                                           -
                                               -----------------
                                               $      5,295,238
                                               =================

NOTE E-STOCKHOLDERS EQUITY
--------------------------

In the three month period ending November 30, 2011, the Company issued 1,042,000 shares of the Company's common stock in connection with new and continued borrowings totaling $767,000. The shares were valued at approximately $.005484 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $5,714.

On October 1, 2011 the Company issued 2,135,474 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity. The shares were valued at approximately $.005 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $10,677.

In the three month period ending November 30, 2011, the Company issued 7,043,710 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.005 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $35,641.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In the three month period ending August 31, 2011, the Company issued 1,032,000 shares of the Company's common stock in connection with new and continued borrowings totaling $732,000. The shares were valued at approximately $.006 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $6,792.

On July 1, 2011 the Company issued 1,372,949 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity. The shares were valued at approximately $.007 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $10,560.

NOTE F-PREFERRED STOCK
----------------------

REDEEMABLE PREFERRED STOCK

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A
Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2011, the Company has issued

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000. No shares were issued in the six month period ending November 30, 2011.

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

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,218.674 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of December 31, 2011, is $3,570,131.

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

For the three months ended November 30, 2011, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $491,418 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $414,430 for the three months ended November 30, 2010.

For the six months ended November 30, 2011, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $649,759 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $798,667 for the six months ended November, 2010.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock of $210,936 and $415,500 for the three and six month periods ending November 30, 2011, as compared with a charge to common stockholders' equity of $194,873 and $383,858 for the three and six month periods ending November 30, 2010.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer, it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $126 and $87,699 for the three-month period ended November 30, 2011 and $251 and $172,676 for the six month period ending November 30, 2011. The accretion on the remaining Series B shares concluded in November 2011, at the end of the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the 6 month period ending November 30, 2011.

As of November 30, 2011 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $526,881 through November 30, 2011.

As of November 30, 2011 the Company has chosen to defer payment of dividends on the Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $1,616,151 and $3,866,848 through November 30, 2011.

NOTE G - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------

As of November 30, 2011, the Company had accrued and withheld approximately $112,000 in Federal payroll taxes and approximately $11,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. Management intends to satisfy this obligation as soon as possible.

As of November 30, 2011, the Company had accrued and withheld approximately $38,000 in West Virginia payroll withholdings and approximately $5,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities.

NOTE H - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                                                                                  THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                                     NOVEMBER 30,           NOVEMBER 30,
                        ----------------                                  ------------------------------------------
                                                                                2011                     2010
                                                                          -----------------       -----------------
REVENUES:
 Investment advisory                                                      $          57,695       $          70,615
 Surety insurance                                                                   266,416                 319,666
 Corporate                                                                                -                       -
                                                                          -----------------       -----------------
 Total revenues                                                           $         324,111       $         390,281
                                                                          =================       =================

NET INCOME (LOSS):
 Investment advisory                                                      $           5,115       $         (14,352)
 Surety insurance                                                                     7,640                 107,066
 Corporate                                                                         (472,213)               (471,745)
                                                                          -----------------       -----------------
 Total net income (loss)                                                  $        (459,458)      $        (379,031)
                                                                          =================       =================

                                                                                   SIX MONTH PERIOD ENDED
                        INDUSTRY SEGMENT                                     NOVEMBER 30,            NOVEMBER 30,
                        ----------------                                  -----------------------------------------
                                                                                 2011                    2010
                                                                          -----------------       -----------------
REVENUES:
 Investment advisory                                                      $         133,311       $         126,418
 Surety insurance                                                                   847,564                 602,925
 Corporate                                                                                -                       -
                                                                          -----------------       -----------------

 Total revenues                                                           $         980,875       $         729,343
                                                                          =================       =================

NET INCOME (LOSS):
 Investment advisory                                                      $          30,028       $          (2,455)
 Surety insurance                                                                   336,406                 227,387
 Corporate                                                                         (952,933)               (953,495)
                                                                          -----------------       -----------------
 Total net income (loss)                                                  $       (586,499)       $        (728,563)
                                                                          =================       =================

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

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract called for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. For the second agreement year, which covered the twelve months beginning July 1, 2010, the premium rate remained the same at 35% with the premium due within 30 days of the close of the second agreement year, subject to a minimum premium of $490,000. For the third year agreement year, which covers the twelve months beginning July 1, 2011, the premium rate remains the same at 35% with the premium due within 30 days of the close of the agreement year, subject to a minimum premium of $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $140,000. At November 30, 2011 and May 31, 2011, the Company had prepaid reinsurance premiums of $165,099 and $264,763. At November 30, 2011 the Company had ceded reinsurance deposited with the Reinsurer in excess of ceded premium written resulting in a net deposit of $71,385. At May 31, 2011, the Company had ceded reinsurance payable of $77,635.

There were no ceded losses and LAE expenses for the six months ended November 30, 2011 or 2010.

The effects of reinsurance on premium written and earned for the three and six month periods ending November 30, 2011 are as follows;

                             THREE MONTH         THREE MONTH          THREE MONTH         THREE MONTH
                            PERIOD ENDING       PERIOD ENDING        PERIOD ENDING        PERIOD ENDING
                          NOVEMBER 30, 2011   NOVEMBER 30, 2011     NOVEMBER 30, 2010   NOVEMBER  30, 2010
                             - WRITTEN            - EARNED             - WRITTEN             - EARNED
                          -----------------   -----------------     -----------------   ------------------
             DIRECT       $           37,176  $          292,206    $        99,366     $        340,421
             CEDED        $           11,375  $           97,875    $        26,005     $        104,563
                          ------------------  ------------------    -----------------   ------------------
             NET          $           25,801  $          194,331    $        73,361     $        235,858
                          ==================  ==================    =================   ==================

                              SIX  MONTH          SIX  MONTH           SIX  MONTH          SIX  MONTH
                            PERIOD ENDING       PERIOD ENDING        PERIOD ENDING        PERIOD ENDING
                          NOVEMBER 30, 2011   NOVEMBER 30, 2011     NOVEMBER 30, 2010   NOVEMBER  30, 2010
                             - WRITTEN            - EARNED             - WRITTEN             - EARNED
                          -----------------   -----------------     -----------------   ------------------

             DIRECT       $          406,246  $          699,465    $       548,290     $        627,127
             CEDED        $          137,926  $          237,590    $       178,293     $        207,513
                          ------------------  -----------------     -----------------   ------------------
             NET          $          268,320  $          461,875    $       369,997     $        419,614
                          ==================  ==================    =================   ==================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Under the terms of its reinsurance agreement, the Company is entitled to a No Claims Bonus from the reinsurers for each claim year in which no claims are received. The bonus is 20% of the annual reinsurance premium and is to be recorded upon the completion of each contract year. On August 31, 2011 the Company recorded receipt of $213,281 from its reinsurers representing the cumulative No Claims Bonus under the terms of its reinsurance agreement for the claim years ending June 30, 2010 and June 30, 2011. The No Claims Bonus is not included in the analysis of written and earned premium above.

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

NOTE K - SUBSEQUENT EVENTS
--------------------------
Subsequent to November 30, 2011, the Company obtained new borrowings of $215,000 from individuals to fund ongoing operation and made repayments of $75,000 on existing debt. Such borrowings were obtained under demand notes bearing interest ranging from rates of 10% to 14%. These borrowings included the issuance of 275,000 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $109,917 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $111,950, to bring the balance owed to the principal shareholder to $5,205 at the date of this filing.

Subsequent to November 30, 2011, the Company received a request for redemption of 77.333 shares of Series B Preferred. On December 30, 2011 the Company issued 2,548,169 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity (see Note E).

On December 30, 2011, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with such accrued and unpaid quarterly dividends amounting to $32,282, $89,392 and $215,190, respectively. As of December 30, 2011, the accumulated accrued and unpaid dividend amounted to $559,163, $1,705,543, and $4,082,038, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2011 and the six-month period ended November 30, 2011, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2011

The Company experienced a loss from operations for the three-month period ended November 30, 2011 of $145,096 as compared with a loss from operations of $55,775 for the corresponding period ended November 30, 2010.

REVENUES

Revenues from operations for the three-month period ended November 30, 2011 were $324,111 as compared with $390,281 for the corresponding period ended November 30, 2010. The overall decrease in revenues is largely attributable to a decline in premiums written by FSC in the current year, as well as more gains recognized in the previous year on the sale of investments held by the Company.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $56,100 for the three-month period ended November 30, 2011 as compared with $64,427 for the corresponding period ended November 30, 2010. Investment advisory fees are computed based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $266,416 for the three-month period ended November 30, 2011 as compared with $319,666 for the corresponding period ended November 30, 2010. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                   Three-month Period Ended
                                                         November 30,
                                              ----------------------------------
                                                    2011              2010
                                              ----------------------------------

Premium earned                                $        194,331  $        235,858
Commissions earned                                       4,377             3,935
Net investment income                                   65,082            67,184
Net realized investment gains                            2,626            12,689
                                              ----------------- ----------------
                                       Total  $        266,416  $        319,666
                                              ================= ================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue, which is dependent on the timing of issuance or renewal of bonds, is somewhat more seasonal from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The decrease in premium earned for the three-month period ended November 30, 2011 in comparison to the corresponding period from the prior year is a result of decline in bonds issued for existing clients.

Investment income should remain relatively consistent but can fluctuate based on interest rates, dividends and market conditions as well as the average assets held for investment. Average total assets held for investment in FSC's investment portfolio increased from approximately $7.058 million for the three-month period ended November 30, 2010 to approximately $7.730 million for the three-month period ended November 30, 2011. The mix of securities held for the current period changed from the prior period with interest bearing securities decreasing, and equity securities and cash increasing. The slight decrease in investment income for corresponding periods reflects a decline in assets invested in interest bearing securities even though investment yield increased from approximately 3.29% for the three-month period ended November 30, 2010 to approximately 3.72% for the three-month period ended November 30, 2011. During the period equity securities held in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

During the three-month period ending November 30, 2011, the Company sold certain equity investments for $7,660, resulting in realized gains of $2,626. In the three-month period ending November 30, 2010, the Company sold certain available for sale US Government agency mortgage backed securities for $203,073, resulting in a realized gain of $12,689.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of November 30, 2011. However, "incurred but not reported" (IBNR) policy losses for the three-month periods ending November 30, 2011 and 2010 amounted to $43,183 and $50,384 respectively. Such amounts represent the provision for loss and loss adjustment expense estimated attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 22% and 21% of earned premium.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $68,389 and $77,353 for the three-month periods ended November 30, 2011 and 2010, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 35% and 33% for the periods ended November 30, 2011 and 2010 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative  expenses for the three-month  periods ended November
30, 2011 and 2010 were $354,942 and $314,204 respectively, representing an increase of approximately $41,000, and were comprised of the following:

                                                                 Three-month Period Ended
                                                                       November 30,
                                                           -------------------------------------
                                                                   2011               2010           Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         203,710  $         154,118  $           49,592
General office expense                                                27,452             31,914              (4,462)
Legal and other professional fees and costs                            9,320             43,305             (33,715)
Audit, accounting and related services                                51,748             31,812              19,936
Travel, meals and entertainment                                       21,027             15,356               5,671
Other general and administrative                                      41,685             37,969               3,716
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         354,942  $         314,204  $        $  40,738
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $50,000 and are comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                   2011               2010            Difference
                                                          -------------------- ------------------- -----------------
Salaries and taxes                                        $          135,215   $        129,685    $          5,530
Commissions                                                            5,712             27,714             (22,002)
Stock option expense                                                       -              1,110              (1,110)
Fringe benefits                                                       24,270             18,538               5,732
Key-man insurance                                                     19,832             19,832                   -
Deferred payroll costs                                                18,681            (42,761)             61,442
                                                          -------------------- ------------------- -----------------
                         Total salaries and related costs $          203,710   $        154,118    $         49,592
                                                          ==================== =================== =================

The decrease in commissions is attributable to the timing of payment of commissions based upon collections. The Company's commission structure pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals. The decrease in stock option expense is attributable to the final vesting from the June 30, 2009 award of stock options.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          ----------------------------------------
                                                                  2011                 2010           Difference
                                                          -------------------- ------------------- -----------------
General corporate services                                $            2,667   $            919    $          1,748
Coal reclamation consulting                                            6,000              5,463                 537
SEC related costs                                                          -             29,594             (29,594)
Acquisition and financing related costs                                  653              7,059              (6,406)
                                                          -------------------- ------------------- -----------------
                  Total legal and other professional fees $            9,320   $         43,035    $        (33,715)
                                                          ==================== =================== =================

The increase in general corporate services expense results primarily from timing differences and increased assistance required in connection with the filing of the Company's annual report with the Securities and Exchange Commission. In the three-month period ending November 30, 2011, the Company incurred costs in response to a triennial SEC examination of its investment advisory. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $653 and $7,059 for the three-month periods ended November 30, 2011 and 2010, respectively.

The increase in travel, meals and entertainment expense for the three-month period ended November 30, 2011 as compared to the corresponding 2010 period related primarily to expanded efforts by management to obtain financing necessary for the Company's business and penetration of additional markets.

Other general and administrative expense increased approximately $4,000 for the three-month period ended November 30, 2011 as compared to the corresponding 2010 period. This increase is due to the recording of estimated penalties from the State of West Virginia for unremitted withholding taxes, as well as overall increases in several less significant items.

INTEREST EXPENSE

Interest expense for the three-month period ended November 30, 2011 was $226,537 as compared with $196,890 for the corresponding period ended November 30, 2010. Components of interest expense are comprised of the following:

                                                                    Three-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                      2011             2010           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        148,343  $        148,343  $              -
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                 36,844            39,228            (2,384)
Interest expense on demand and term notes                                39,918             4,747             35,171
Other finance charges                                                     1,432             4,572            (3,140)
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        226,537  $        196,890  $         29,647
                                                               ================= ================= =================


The decreased expense of common shares issued (or to be issued) for the three-month period ended November 30, 2011, as compared to the previous year period is attributable to a reduction in stock issued as incentive for new and continued borrowings, offset by the issuance of common stock representing the additional 2% stock dividend for the quarter ending September 30, 2011 to the holders of Series B Preferred shares that had requested to be redeemed upon maturity. Interest expense on demand and term notes increased due to increased borrowings compared to the prior year and increased interest rate on some of those borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended November 30, 2011 and 2010 are as follows:

                                                                Three-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                   2011               2010         Difference
                                                          -------------------- ------------------- -----------------
Accretion of discount                                     $                -   $          4,686    $         (4,686)
Accrued dividends - mandatorily redeemable preferred
stock                                                                 31,960             30,713               1,247
Accrued dividends - equity preferred stock                           210,936            194,873              16,063
                                                          -------------------- ------------------- -----------------
                            Total accretion and dividends $          242,896   $        230,272    $         12,624
                                                          ==================== =================== =================

The remaining Series B class stock has been treated as a liability after November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the three-month period ending November 30, 2011, accretion of $126 and dividends of $87,699 associated with the Series B remaining after that date are deductions from net income and not included in the table above. The reduced accretion of discount on Series A Preferred stock results from recognition in December 2010 of the final month's accretion of discount on Series A Preferred stock. Series C equity stock is not mandatorily redeemable and does not accrete.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED NOVEMBER 30, 2011

The Company experienced income from operation for the six-month period ended November 30, 2011 of $42,538 as compared with a loss from operations of $77,810 for the corresponding period ended November 30, 2010.

REVENUES

Revenues from operations for the six-month period ended November 30, 2011 were $980,875 as compared with $729,343 for the corresponding period ended November 30, 2010. The overall increase in revenues is largely attributable to the growth of the surety business of FSC (despite a decline in the three months ended November 30, 2011), as well the receipt of a cumulative No Claims Bonus from its reinsurers for the years ended June 30, 2010 and June 30, 2011. In addition, for the six month period ending November 30, 2010 net investment income was less than usual due to the receipt of large principal payments on mortgage backed securities, which resulted in large amortization of premiums recognized in that period.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $131,071 for the six-month period ended November 30, 2011 as compared with $118,597 for the corresponding period ended November 30, 2010. Investment advisory fees are computed based on the market value of assets under management and some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc. ("TSA"), were $847,564 for the six-month period ended November 30, 2011 as compared with $602,925 for the corresponding period ended November 30, 2010. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                    Six-month Period Ended
                                                         November 30,
                                              ----------------------------------
                                                    2011              2010
                                              ----------------- ----------------
Premium earned                                $        461,875  $        419,614
Commissions earned                                      22,591            19,169
No Claims Bonus from Reinsurers                        213,281                 -
Net investment income                                  135,099           100,435
Net realized investment gains                           14,718            63,707
                                              ----------------- ----------------
                                       Total  $        847,564  $        602,925
                                              ================= ================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue is dependent on the timing of issuance or renewal of bonds and is somewhat more seasonal quarter-to-quarter, with fluctuations for comparable periods largely reflecting overall growth or loss of business. The increase in premium earned for the six-month period ended November 30, 2011 in comparison to the corresponding period from the prior year is a result of overall growth in bonds issued for new and existing clients.

On August 31, 2011 the Company's insurance subsidiary, FSC, recorded receipt of $213,281 from its reinsurers representing cumulative No Claims Bonus under the terms of its reinsurance agreement for the claim years ending June 30, 2010 and June 30, 2011.

Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in corresponding periods reflects growth in average assets held for investment in FSC's investment portfolio from approximately $7.016 million for the six-month period ended November 30, 2010 to approximately $7.692 million for the six-month period ended November 30, 2011, as well as an increase in investment yield from approximately 3.50% for the six-month period ended November 30, 2010 to approximately 3.60% for the six-month period ended November 30, 2011. In addition, the amortization of premium during the six-month period ended November 30, 2010 for larger than usual principal payments on mortgage backed securities resulted in decreased investment income in that period.

During the six-month period ending November 30, 2011, the Company sold certain US Government agency mortgage backed securities and equity investments for $128,568, resulting in realized gains of $14,718. In the six-month period ending November 30, 2010, the Company sold certain available for sale US Government agency mortgage backed securities for $1,043,757, resulting in a realized gain of $63,707.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of November 30, 2011. However, "incurred but not reported" (IBNR) policy losses for the six-month period ended November 30, 2011 and 2010 amounted to $103,596 and $92,711 respectively. Such amounts represent the provision for loss and loss adjustment expense that may be incurred by surety bonds issued by FSC. Those estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. IBNR policy loss provisions were approximately 22% and 22% of earned premium for the six-month periods ending November 30, 2011 and 2010, respectively.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $153,308 and $137,334 for the six-month periods ended November 30, 2011 and 2010, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such costs as a percentage of earned premium were approximately 33% and 32% for the periods ended November 30, 2011 and 2010 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six-month periods ended November 30, 2011 and 2010 were $676,047 and $569,601 respectively, representing an increase of approximately $106,000, and were comprised of the following:

                                                                  Six-month Period Ended
                                                                       November 30,
                                                           -------------------------------------
                                                                   2011               2010             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         349,493  $         264,576  $          84,917
General office expense                                                55,752             60,292             (4,540)
Legal and other professional fees and costs                           63,922             68,361             (4,439)
Audit, accounting and related services                                86,054             57,355             28,699
Travel, meals and entertainment                                       43,864             27,106             16,758
Other general and administrative                                      76,962             91,911            (14,949)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         676,047  $         569,601  $         106,446
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $85,000 and are comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2011               2010            Difference
                                                          ------------------ -------------------- ------------------
Salaries and taxes                                        $       267,980    $       258,232      $         9,748
Commissions                                                        55,759             35,345               20,414
Stock option expense                                                  370             14,562              (14,192)
Fringe benefits                                                    53,220             32,800               20,420
Key-man life insurance                                             24,448             30,820               (6,372)
Deferred policy acquisition costs                                 (52,284)          (107,183)              54,899
                                                          ------------------ -------------------- ------------------
                         Total salaries and related costs $       349,493    $       264,576      $        84,917
                                                          ================== ==================== ==================

The increase in commissions is attributable to the Company's commission structure that pays a larger commission on the origination of a policy but reduced for subsequent policy renewals. The decrease in stock option expense is attributable to the final vesting from the award of stock options on June 30, 2009, which had the majority of options vested in the first year of the award.

The increase in fringe benefits is attributable to increased cost of health insurance as well as additional covered employees compared to the previous period

Legal and other professional fees and costs were comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                 2011               2010             Difference
                                                          ------------------ ------------------- -------------------
General corporate services                                $        6,533     $        9,508      $     (2,975)
Coal reclamation consulting                                       13,916             11,883             2,033
SEC related costs                                                      -             29,594           (29,594)
Statutory examination costs                                        7,675                  -             7,675
Acquisition and financing related costs -                          8,298             17,376            (9,078)
Acquisition and financing related costs - due diligence           27,500                  -            27,500
                                                          ------------------ ------------------- -------------------
                  Total legal and other professional fees $       63,922     $       68,361      $     (4,439)
                                                          ================== =================== ===================

The decrease in general corporate service expenses results primarily from timing differences and less overall assistance required during the current period with the filing of the Company's annual report with the Securities and Exchange Commission. In the six month period ending November 30, 2010, the Company incurred costs associated with the triennial SEC examination of its investment advisor subsidiary. In the six-month period ending November 30, 2011, the Company incurred costs associated with a statutory examination of its insurance subsidiary by the West Virginia Insurance Commission. In the six months ended November 30, 2011, the Company incurred $27,500 in costs associated with the due diligence performed by third parties for the benefit of investors considering a substantial investment in the Company.

The increase in travel, meals and entertainment expense for the six-month period ended November 30, 2011 as compared to the corresponding 2010 period related primarily to expanded efforts by management to obtain financing necessary for the Company's business and penetration of additional markets.

Other general and administrative expense decreased approximately $15,000 for the six-month period ended November 30, 2011 as compared to the corresponding 2010 period. This decrease in is due to non-recurring training and conferences for staff in the prior year, decreased licenses and fees for FSC related to obtaining a U.S. Treasury Listing, and overall decreases in several less significant items.

INTEREST EXPENSE

Interest expense for the six-month period ended November 30, 2011 was $456,110 as compared with $401,258 for the corresponding period ended November 30, 2010. Components of interest expense are comprised of the following:

                                                                     Six-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                      2011             2010           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $       298,316   $        298,316  $              -
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                69,152             63,586             5,566
Interest expense on demand and term notes                               87,210             33,195            54,015
Other finance charges                                                    1,432              6,161            (4,729)
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $       456,110   $        401,258  $         54,852
                                                               ================= ================= =================

Interest expense on demand and term notes increased due to increased borrowings and increased interest rate on some of those borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for six-month periods ended November 30, 2011 and 2010 are as follows:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                          --------------------------------------
                                                                  2011                2010            Difference
                                                          -------------------- ------------------ ------------------
Accretion of discount                                     $                -   $          9,312   $       (9,312)
Accrued dividends - mandatorily redeemable preferred stock            63,260             60,792            2,468
Accrued dividends - equity preferred stock                           415,500            383,858           31,642
                                                          -------------------- ------------------ ------------------
                            Total accretion and dividends $          478,760   $        453,962   $       24,798
                                                          ==================== ================== ==================

The remaining Series B class of stock became treated as a liability after November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the six-month period ending November 30, 2011, accretion of $251 and dividends of $172,676 associated with the Series B remaining after that date are deductions from net income and not included in the table above. The decrease in accretion of discount on Series A Preferred stock results from recognition in December 2010 of the final month's accretion of discount on Series A Preferred stock. Series C equity stock is not mandatorily redeemable and does not accrete.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of November 30, 2011.

FSC is licensed to write coal permit and miscellaneous fixed-liability limit surety bonds in West Virginia and Ohio. Coal permit bonds are required by regulatory agencies to assure the reclamation of land that has been disturbed by mining operations and accordingly is a highly regulated process by federal and state agencies. Such bonds are generally long-term in nature with mining operations and reclamation work conducted in unison. Additionally, no two principals and properties are alike due to varyied company structures and unique geography and geology of each site.

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the relevant properties in accordance with the specifications of the mining permit prepared by independent outside professionals experienced in this field of work. Such estimates are periodically updated and compared with marketable securities pledged and held in an account in which FSC has a security interest as collateral for the surety bond, significantly mitigating FSC's exposure to loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds in the collateral account to reclaim the property or as an offset in forfeiting the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations if sufficient collateral is not obtained or if the collateral has experienced significant deterioration in value and FSC is not otherwise able to recover under its contractual rights to indemnification.

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

For the six-month period ended November 30, 2011 the Company had operating income of approximately $43,000, which, when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, results in a loss of approximately
$649,000. The Company had positive cash flow of approximately $82,000 from operating activities for the six-month period ended November 30, 2011. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation or to cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly when its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC develops a more substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without prior approval of the Insurance Commissioner. Of the Company's investments and cash of $7,891,961 as of November 30, 2011, $7,888,119 is restricted to FSC. Furthermore, capital received pursuant to the sale of Series A preferred stock of the Company must be contributed by the Company into the surplus accounts of FSC.

Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled the underwriting of more and greater size bonds for its coal reclamation bonding clients. This reinsurance arrangement has allowed FSC to expand its market share and increase cash flow for each of the Company's operating subsidiaries.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of November 30, 2011. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2011, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of November 30, 2011, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of November 30, 2011 and May 31, 2011 and the results of its operations and cash flows for the six month period ended November 30, 2011 and 2010 in conformity with U.S. generally accepted accounting principals (GAAP).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the six months ended November 30, 2011, 2,074,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings and 7,043,710 common shares were issued to the Bridge lenders. In the six months ended November 30, 2011, 3,508,423 common shares were issued as additional 2% stock dividend for holders of Series B Preferred shares that had requested to be redeemed upon maturity. Subsequent to November 30, 2011, 275,000 common shares were issued in private placement to various individuals pursuant to short term borrowings, and 2,548,169 common shares were issued as stock dividends to Series B Preferred shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $2,917,000.

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


Date: January 23, 2012                   JACOBS FINANCIAL GROUP, INC.
                              --------------------------------------------------
                                                (Registrant)
                           By:
                              /s/John M. Jacobs
                              --------------------------------------------------
                              John M. Jacobs, President