Form 10-Q
period 2012-02-29
JACOBS FINANCIAL GROUP, INC.
filed 2012-04-23
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2012

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
                   ------------------------------------------
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



               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

               Yes[  ]                             No[X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 269,955,331 shares of common stock as of April 23, 2012.


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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                                      FEBRUARY 29, 2012      MAY 31, 2011
                                                                                      -----------------    ---------------
ASSETS

INVESTMENTS AND CASH:

Bonds and mortgaged-back securities available for sale, at market value               $      7,383,026     $    6,038,718
 (amortized cost - 2/29/12 $7,051,976; 05/31/11 $5,858,595)
Equity investments available for sale, at market value, net                                    502,989            453,456
 (amortized cost - 2/29/12 $511,371; 05/31/11 $450,908)
Short-term investments, at cost (approximates market value)                                    246,935          1,007,617
Cash                                                                                           123,088            290,569
                                                                                      -----------------    ---------------
                           TOTAL INVESTMENTS AND CASH                                        8,256,038          7,790,360

Investment income due and accrued                                                               35,034             38,736
Premiums and other accounts receivable                                                         154,251            171,702
Prepaid reinsurance premium                                                                    225,422            264,763
Funds deposited with Reinsurers                                                                 35,301                  -
Deferred policy acquisition costs                                                              155,728            190,711
Furniture, automobile, and equipment, net of accumulated
 depreciation of $99,945 and $158,267, respectively                                             25,076             33,140
Other assets                                                                                    90,874             21,986
Intangible assets                                                                              150,000            150,000
                                                                                      -----------------    ---------------
                                         TOTAL ASSETS                                 $      9,127,724     $    8,661,398
                                                                                      =================    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                                  $        969,494     $      815,512
Reserve for unearned premiums                                                                  724,280            851,783
Advanced premium                                                                               127,100             20,195
Accrued expenses and professional fees payable                                                 587,638            573,568
Accounts payable                                                                               180,637            144,997
Ceded reinsurance payable                                                                            -             77,635
Related party payable                                                                          112,784             99,209
Term and demand notes payable to related party                                                 401,626            405,035
Notes payable                                                                                5,062,000          4,874,500
Accrued interest payable                                                                     1,587,116          1,148,730
Accrued interest payable to related party                                                      191,753            140,181
Other liabilities                                                                              256,053             89,257
Mandatorily redeemable Series B Preferred Stock, $.0001
 par value per share; 3,136.405 shares authorized; 2,817.004 shares issued and outstanding at February 29, 2012 and
 May 31, 2011; stated liquidation value of $1,000 per share                                  4,520,021          4,257,703
                                                                                      -----------------    ---------------
                                    TOTAL LIABILITIES                                       14,720,502         13,498,305

Series A  Preferred  Stock,  $.0001  par  value  per  share; 1 million shares authorized; 2,675 shares issued and outstanding at February 29, 2012 and May 31, 2011, respectively; stated
 liquidation value of $1,000 per share                                                       3,234,165          3,138,623
                                                                                      -----------------    ---------------
         TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                                        3,234,165          3,138,623

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized;
 6,804.936  shares issued and outstanding at February 29, 2012 and May 31, 2011, respectively; includes $4,082,038 and $3,451,348 accrued Series C dividends,
 respectively                                                                               10,112,969          9,482,279

Common  stock,  $.0001  par value per  share;  490  million  shares  authorized;
 259,180,106 and 242,304,304 shares issued and
 outstanding at February 29, 2012 and May 31, 2011, respectively                                25,918             24,230
Additional paid in capital                                                                   3,640,540          3,549,443
Accumulated deficit                                                                        (22,929,038)       (21,214,153)
Accumulated other comprehensive income (loss)                                                  322,668            182,671
                                                                                      -----------------    ---------------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (8,826,943)        (7,975,530)
                                                                                      -----------------    ---------------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $      9,127,724     $    8,661,398
                                                                                      =================    ===============

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            FEBRUARY 29 AND 28,            FEBRUARY 29 AND 28,
                                                                     ------------------------------    ----------------------------
                                                                         2012              2011           2012            2011
                                                                     -------------     ------------    ------------   -------------
REVENUES:

Investment advisory services                                         $     46,963      $    69,670     $   178,034    $    188,268
Insurance premiums and commissions                                        225,084          242,377         922,831         681,160
Net investment income                                                      72,369           69,012         207,468         169,446
Net realized investment gains (losses)                                     (2,363)          26,994          12,355          90,701
Other income                                                                5,383            6,208           7,623          14,029
                                                                     -------------     ------------    ------------   -------------
                                TOTAL REVENUES                            347,436          414,261       1,328,311       1,143,604

OPERATING EXPENSES:

Incurred policy losses                                                     50,386           55,290         153,982         148,002
Insurance policy acquisition costs                                         71,876           87,135         225,184         224,468
General and administrative                                                314,451          253,797         990,498         823,400
Depreciation                                                                2,679            4,048           8,065          11,555
                                                                     -------------     ------------    ------------   -------------
                              TOTAL OPERATING EXPENSES                    439,392          400,270       1,377,729       1,207,425
                                                                     -------------     ------------    ------------   -------------

                              NET INCOME (LOSS) FROM OPERATIONS           (91,956)          13,991         (49,418)        (63,821)

Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock                                                (89,392)         (98,610)       (262,318)       (348,104)
Interest expense                                                         (220,634)        (260,082)       (676,745)       (661,341)
                                                                     -------------     ------------    ------------   -------------

                              NET INCOME (LOSS)                          (401,982)        (344,701)       (988,481)     (1,073,266)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                              (32,282)         (32,599)        (95,542)       (102,703)
Accrued dividends on Series C Preferred Stock equity                     (215,190)        (198,802)       (630,690)       (582,660)
                                                                     -------------     ------------    ------------   -------------

       NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS         $   (649,454)     $  (576,102)    $(1,714,713)   $ (1,758,629)
                                                                     =============     ============    ============   =============

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                          $          -      $         -     $     (0.01)   $      (0.01)
                                                                     =============     ============    ============   =============


WEIGHTED-AVERAGE SHARES OUTSTANDING                                   257,684,080      231,494,905     251,312,413     223,423,461
                                                                     =============     ============    ============   =============



                            See accompanying notes.
                                      F-2

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     FEBRUARY 29 AND 28,                   FEBRUARY 29 AND 28,
                                                                ------------------------------     ---------------------------------

                                                                    2012              2011             2012                 2011
                                                                -----------       ------------     --------------      -------------

COMPREHENSIVE INCOME (LOSS):

 Net income (loss) attributable to common stockholders          $(649,454)        $ (576,102)      $ (1,714,713)       $ (1,758,629)


OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gain (loss) of available-for-sale
 investments arising during period                                106,720            (76,047)           147,252             (18,204)

 Reclassification adjustment for realized (gain) loss
 included in net income                                              (513)           (19,555)            (7,255)            (60,950)
                                                                -----------       ------------     --------------      -------------

 Net unrealized gain (loss) attributable to available-for-sale
 investments recognized in other comprehensive income             106,207            (95,602)           139,997             (79,154)
                                                                -----------       ------------     --------------      -------------


COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS $(543,247)        $ (671,704)      $ (1,574,716)       $ (1,837,783)
                                                                ===========       ============     ==============      =============



























                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             FEBRUARY 29 AND 28,             FEBRUARY 29 AND 28,
                                                                          --------------------------     ---------------------------
                                                                              2012          2011            2012           2011
                                                                          ------------  ------------     -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                         $ (401,982)    $ (344,701)     $ (988,481)   $ (1,073,266)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Unearned premium                                                             106,105        114,314          18,743          64,696
Stock option expense                                                               -          1,110             370          15,672
Stock issued (or to be issued) in connection with
 financing arrangements                                                       10,479         29,009          55,616          89,062
Stock issued (or to be issued) in connection with
 dividend arrangements                                                        10,920              -          32,157               -
Stock issued (or to be issued) in connection with
 services rendered                                                             4,470              -           4,470               -
Accrual of Series B preferred stock dividends and accretion                   89,392         98,610         262,318         348,105
Provision for loss reserves                                                   50,386         55,290         153,982         148,001
Amortization of premium                                                       19,604         19,730          61,300         101,464
Depreciation                                                                   2,678          4,048           8,064          11,555
Accretion of discount                                                              -         (7,810)              -          (8,554)
Realized (gain) loss on sale of securities                                     2,363        (26,994)        (12,356)        (90,701)
Loss on disposal of equipment                                                      -              -               -             336
Change in operating assets and liabilities:
 Other assets                                                                (74,807)        (5,853)        (68,888)            900
   Premium and other receivables                                              40,764          2,280          17,451          32,194
   Investment income due and accrued                                          10,084         18,321           2,694           6,849
   Deferred policy acquisition costs                                         (24,978)       (46,857)         34,983         (39,846)
   Related party accounts payable                                              1,025          1,025          13,575           3,075
   Accounts payable and cash overdraft                                        39,319         85,695          35,640         108,147
   Accrued expenses and other liabilities                                    221,354        199,164         557,888         525,598
                                                                          ------------  ------------     -----------   -------------
                   NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES        107,176        196,381         189,526         243,287

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments                                270,757       (890,569)        760,682        (885,152)
Costs of bonds acquired                                                     (371,556)      (826,741)     (1,325,124)     (2,623,919)
Costs of mortgaged-backed securities acquired                               (288,829)             -        (634,182)       (737,995)
Purchase of equity securities                                                (81,817)             -        (220,815)              -
Sale of securities available for sale                                         64,297      1,236,761         200,100       2,280,517
Repayment of mortgage-backed securities                                      199,335        264,243         677,233       1,385,695
(Purchase)/Collection - accrued interest                                       4,273          2,761           1,008             426
Purchase of furniture and equipment                                                -         (3,667)              -         (29,196)
                                                                          ------------  ------------     -----------   -------------
                   NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES       (203,540)      (217,212)       (541,098)       (609,624)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                                             314,479         74,033         787,180         914,552
Repayment of related party debt                                             (355,091)      (208,762)       (790,589)       (914,227)
Proceeds from borrowings                                                     382,500        470,000         794,000       1,357,500
Repayment of borrowings                                                     (173,500)      (262,694)       (606,500)       (971,619)
Proceeds from exercise of common stock warrants                                    -          1,991               -           4,855
                                                                          ------------  ------------     -----------   -------------
                         NET CASH FLOWS FROM FINANCING ACTIVITIES            168,388         74,568         184,091         391,061

NET INCREASE (DECREASE) IN CASH                                               72,024         53,737        (167,481)         24,724

CASH AT BEGINNING OF PERIOD                                                   51,064         45,558         290,569          74,571
                                                                          ------------  ------------     -----------   -------------

CASH AT END OF PERIOD                                                     $  123,088    $    99,295      $  123,088    $     99,295
                                                                          ============  ============     ===========   =============
SUPPLEMENTAL DISCLOSURES

Interest paid                                                             $   20,562    $    51,046      $   90,650    $    143,030
Income taxes paid                                                                  -              -               -               -

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt                            10,479         29,009          55,788          89,066

                            See accompanying notes.
                                      F-4

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2012

                                            ----------------------------------------------------------------------------------------

                                                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                            ----------------------------------------------------------------------------------------
                                                     COMMON STOCK            SERIES C PREFERRED
                              SERIES A               ------------            ------------------               ACCUMULATED
                            MANDATORILY                                                                          OTHER
                            REDEEMABLE                          ADDITIONAL                         ACCUMU-     COMPRE-
                          PREFERRED STOCK                        PAID-IN               AMOUNT       LATED      HENSIVE
                          SHARES    AMOUNT     SHARES   AMOUNT   CAPITAL    SHARES    AND APIC     DEFICIT   INCOME(LOSS)   TOTAL
                          ------- --------  ----------- ------- ---------- ---------  ---------- ------------  -------- ------------

BALANCE,
 NOVEMBER 30, 2011        2,675 $3,201,883  254,930,437 $25,493 $3,615,097 6,804.936  $9,897,779 $(22,279,585) $216,461 $(8,524,755)

Issuance of common
 stock as compensation
 for services                 -          -    1,000,000     100      4,370                                  -         -       4,470

Issuance of common
 stock as additional
 consideration for
 financing arrangements       -          -    3,249,669     325     13,302                                  -         -      13,627

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock              -     32,282            -       -          -                            (32,281)        -     (32,281)

Accrued dividends of
 Series C equity
 preferred stock                                                                         215,190     (215,190)                    -

Increase (Decrease) in
 accrual of common
 shares to be issued in
 connection with
 financing arrangements       -          -            -       -      7,771                                  -         -       7,771

Common stock option
 expense                      -          -            -       -          -                                  -         -           -

Unrealized net gain
 (loss) on available
 for sale securities          -          -            -       -          -                                  -   106,207     106,207

Net income (loss),
 three month period
 ended
 February 29, 2012            -          -            -       -          -         -           -     (401,982)        -    (401,982)
                          ----- ----------  ----------- ------- ---------- ---------  ---------- ------------  -------- ------------
BALANCE,
 FEBRUARY 29, 2012        2,675 $3,234,165  259,180,106 $25,918 $3,640,540 6,804.936 $10,112,969 $(22,929,038) $322,668 $(8,826,943)
                          ===== ==========  =========== ======= ========== =========  ========== ============  ======== ============

                          ----------------  ----------------------------------------------------------------------------------------











                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 29, 2012

                                            ----------------------------------------------------------------------------------------

                                                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                            ----------------------------------------------------------------------------------------
                                                     COMMON STOCK            SERIES C PREFERRED
                              SERIES A               ------------            ------------------               ACCUMULATED
                            MANDATORILY                                                                          OTHER
                            REDEEMABLE                          ADDITIONAL                         ACCUMU-     COMPRE-
                          PREFERRED STOCK                        PAID-IN               AMOUNT       LATED      HENSIVE
                          SHARES    AMOUNT     SHARES   AMOUNT   CAPITAL    SHARES    AND APIC     DEFICIT   INCOME(LOSS)   TOTAL
                          ------- --------  ----------- ------- ---------- ---------  ---------- ------------  -------- ------------

BALANCE,
 MAY 31, 2011             2,675 $3,138,623  242,304,304 $24,230 $3,549,443 6,804.936  $9,482,279 $(21,214,153) $182,671 $(7,975,530)

Issuance of common
 stock as compensation
 for services                 -          -    1,000,000     100      4,370         -           -            -         -       4,470

Issuance of common
 stock as additional
 consideration for
 financing arrangements       -          -   15,875,802   1,588    164,988         -           -            -         -     166,576

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock              -     95,542            -       -          -         -           -      (95,542)        -     (95,542)

Accrued dividends of
 Series C equity
 preferred stock              -          -            -       -          -         -     630,690     (630,862)        -        (172)

Increase (Decrease) in
 accrual of common
 shares to be issued in
 connection with
 financing arrangements       -          -            -       -    (78,631)        -           -            -         -     (78,631)

Common stock option
 expense                      -          -            -       -        370         -           -            -         -         370

Unrealized net gain
 (loss) on available
 for sale securities          -          -            -       -          -         -           -            -   139,997     139,997

Net income (loss),
 nine month period
 ended
 February 29, 2012            -          -            -       -          -         -           -     (988,481)        -    (988,481)
                          ----- ----------  ----------- ------- ---------- ---------  ---------- ------------  -------- ------------
BALANCE,
 FEBRUARY 29, 2012        2,675 $3,234,165  259,180,106 $25,918 $3,640,540 6,804.936 $10,112,969 $(22,929,038) $322,668 $(8,826,943)
                          ===== ==========  =========== ======= ========== =========  ========== ============  ======== ============

                          ----------------  ----------------------------------------------------------------------------------------





                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 29, 2012, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2012. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 13, 2011.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Financial Statements for the three and nine month periods ended February 28, 2011 to be consistent with the presentation in the Consolidated Financial Statements for the three and nine month periods ended February 29, 2012. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

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

For the three month period ended February 29, 2012, the Company had losses from operations of approximately $92,000, or a loss of approximately $434,000 after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account. For the nine month period ended February 29, 2012, the Company had losses from operations of approximately $49,000, or a loss of approximately $1,084,000 after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and nine month periods ended February 29, 2012, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

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

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on February 29, 2012.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        2,183,474  $            68,025  $              519  $         2,250,980
Equity securities                             532,046               17,514              20,881              528,679
Derivatives                                   (20,675)              (5,564)               (549)             (25,690)
Foreign obligations                           206,373                    -                 647              205,726
U.S. government agency
 mortgage-backed securities                 4,662,129              265,210               1,019            4,926,320
                                   ------------------- -------------------- ------------------- --------------------
                                   $        7,563,347  $           345,185  $           22,517  $         7,886,015
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2011.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        1,073,724  $                 -  $           26,955  $         1,046,769
Equity securities                             461,524               11,685               7,002              466,207
Derivatives                                   (10,616)              (3,010)               (875)             (12,751)
U.S. government agency
 mortgage-backed securities                 4,784,871              208,356               1,278            4,991,949
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,309,503  $           217,031  $           34,360  $         6,492,174
                                   =================== ==================== =================== ====================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company's short-term investments of $246,935 and $1,007,617 at February 29, 2012 and May 31, 2011 consisted of money-market investment funds.

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

There are no securities classified as held to maturity at May 31, 2011 or February 29, 2012.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                  February 29, 2012
                                        ----------------------------------------------------------------------
                                                   Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2          Level 3          Fair Value
                                        ------------------ --------------- ----------------- -----------------
Assets:
Fixed income securities at fair value   $               -  $    7,383,026  $              -  $      7,383,026
Equity securities at fair value                   502,989               -                 -           502,989
(includes derivatives)
Short-term investments at fair value              246,935               -                 -           246,935
                                        ------------------ --------------- ----------------- -----------------
Total Assets                            $         749,924  $    7,383,026  $              -  $      8,132,950
                                        ================== =============== ================= =================


                                                                    May 31, 2011
                                        ----------------------------------------------------------------------
                                                   Fair Value Measurements Using
                                                                                                Assets At
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
                                        ================== =============== ================= =================


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2011 or at February 29, 2012.

During the three months ended February 29, 2012, the Company recognized gross realized gains on the sale of securities classified as available-for-sale as follows:

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                                                       Gross           Gross
                                     Gross            Realized        Realized
                                   Proceeds            Gains           Losses
                                ---------------- ------------------ ------------
Equity securities               $   33,257       $          -       $    (2,976)
Equity securities (derivatives)     24,570              6,558            (5,945)
                                ---------------- ------------------ ------------
Total                           $   57,827       $      6,558       $    (8,921)
                                ================ ================== ============

During the nine months ended February 29, 2012, the company recognized gross realized gains on the sale of securities classified as available-for-sale as follows:

                                                       Gross           Gross
                                    Gross             Realized        Realized
                                  Proceeds             Gains           Losses
                                ---------------- ------------------ ------------
Mortgage-backed securities      $   28,872       $      1,479       $          -
Equity securities                  112,876              2,168            (2,976)
Equity securities (derivatives)     48,294             17,790            (6,106)
                                ---------------- ------------------ ------------
Total                           $  190,042       $     21,437       $    (9,082)
                                ================ ================== ============


NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following unsecured notes payable to individuals and businesses as of February 29, 2012 and May 31, 2011 respectively:

                                                         February 29, 2012     May 31, 2011
                                                        ------------------ ------------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%
($75,000 to related party)                              $       1,643,000  $       1,492,500

Unsecured demand notes payable to individuals
and others                                                         40,000            103,000

Secured demand note payable to individuals;
interest rate fixed @ 10%; secured by accounts
receivable for investment advisory                                177,000                  -

Secured demand note payable to individuals;
interest rate fixed @ 14%; secured by accounts
receivable for investment advisory                                122,000             45,000

Secured demand note payable to individuals;
interest rate fixed @ 12%; secured by accounts
receivable for investment advisory fees                            15,000            169,000

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12%                                         (33,374)           (29,965)

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below
($360,000 to related party)                                     3,500,000          3,500,000
                                                        ------------------ ------------------
                                    Notes payable       $       5,463,626  $       5,279,535
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

                        Date of Issuance             Shares Issued
                        --------------------       ----------------
                        September 10, 2008               4,870,449
                        March 10, 2009                   5,010,640
                        September 10, 2009               5,354,642
                        March 10, 2010                   6,005,925
                        September 10, 2010               6,213,285
                        March 10, 2011                   6,738,900
                        September 10, 2011               7,043,710
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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

During the three and nine months ended February 29, 2012 and the year ended May 31, 2011, a company owned by a board member provided consulting services. This company provided services totaling $15,525 and $46,575 in the three and nine months ended February 29, 2012 and $15,525 and $46,575 in the three and nine months ended February 28, 2011. Amounts owed to this company are treated as related party payables in the amounts $112,784 and $99,209 at February 29, 2012 and May 31, 2011.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. The following table summarizes the activity under such arrangement for the three and nine month periods ended February 29, 2012.

                                            Three month         Nine month
                                            period ended        period ended
                                         February 29, 2012   February 29, 2012
                                         ------------------ --------------------

Balance owed, beginning of period        $           7,238  $           (29,965)
Proceeds from borrowings                           162,786              375,705
Assumption of company debt                         105,000              286,732
Accrued payroll offsetting repayments               46,692              124,742
Repayments                                        (355,090)            (790,588)
                                         ------------------ --------------------
Balance owed, end of period              $         (33,374) $           (33,374)
                                         ================== ====================


Scheduled maturities and principal payments for each of the next five years ending February 28 are as follows:

2013 (including demand notes)            $    5,463,626
2014 - 2017                                           -
                                         ---------------
                                         $    5,463,626
                                         ===============

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE E-STOCKHOLDERS EQUITY
--------------------------

In the three month period ending February 29, 2012, the Company issued 701,500 shares of the Company's common stock in connection with new and continued borrowings totaling $529,500. The shares were valued at approximately $.003860 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $2,708

On December 30, 2011 the Company issued 2,548,169 shares of the Company's common stock as the additional 2% stock dividend associated with Series B Preferred shares that have been requested to be redeemed. The shares were valued at approximately $.004285 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $10,919.

On December 28, 2011, the Company issued 1,000,000 shares of the Company's common stock to an individual in connection with services rendered. The shares were valued at approximately $.00447 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $4,470.

In the three month period ended November 30, 2011, the Company issued 1,042,000 shares of the Company's common stock in connection with new and continued borrowings totaling $767,000. The shares were valued at approximately $.005484 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $5,714.

On October 1, 2011 the Company issued 2,135,474 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity. The shares were valued at approximately $.005 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $10,677.

In the three month period ended November 30, 2011, the Company issued 7,043,710 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.005 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $35,641.

In the three month period ended August 31, 2011, the Company issued 1,032,000 shares of the Company's common stock in connection with new and continued borrowings totaling $732,000. The shares were valued at approximately $.006 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $6,792.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE F-PREFERRED STOCK
----------------------

REDEEMABLE PREFERRED STOCK

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A
Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2011, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000. No shares were issued in the nine month period ended February 29, 2012.

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

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,218.674 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of March 31, 2012 is $3,641,338.

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

For the three months ended February 29, 2012, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $434,264 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $377,300 for the three months ended February 28, 2011.

For the nine months ended February 29, 2012, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $1,084,023 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $1,175,969 for the nine months ended February 28, 2011.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

For the year ended May 31, 2010, 6,804.936 shares of Series B Stock were surrendered and exchanged for 6,804.936 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity.

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


of $215,190 and $630,690 for the three and nine month periods ended February 29, 2012, as compared with a charge to common stockholders' equity of $198,802 and $582,660 for the three and nine month periods ended February 28, 2011.

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

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer, it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $0 and $89,392 for the three-month period ended February 29, 2012 and $251 and $262,067 for the nine month period ended February 29, 2012. The accretion on the remaining Series B shares concluded in November 2011, at the end of the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the 9 month period ended February 29, 2012.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


As of February 29, 2012 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $559,163 through February 29, 2012.

As of February 29, 2012 the Company has chosen to defer payment of dividends on the Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $1,705,543 and $4,082,038 through February 29, 2012.

NOTE G - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------

As of February 29, 2012, the Company had accrued and withheld approximately $174,000 in Federal payroll taxes and approximately $18,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. Management intends to satisfy this obligation as soon as possible.

As of February 29, 2012, the Company had accrued and withheld approximately $50,000 in West Virginia payroll withholdings and approximately $6,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities. Management intends to satisfy this obligation as soon as possible.

NOTE H - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                             THREE MONTH PERIOD ENDED
             INDUSTRY SEGMENT          FEBRUARY 29, 2012    FEBRUARY 28, 2011
             ----------------          -----------------    -----------------

REVENUES:
 Investment advisory                   $          52,346    $          75,878
 Surety insurance                                295,090              338,383
 Corporate                                             -                    -
                                       -----------------    -----------------
 Total revenues                        $         347,436    $         414,261
                                       =================    =================

NET INCOME (LOSS):
 Investment advisory                   $          14,895    $          30,713
 Surety insurance                                 65,809              125,210
 Corporate                                      (482,686)            (500,624)
                                       -----------------    -----------------
 Total net income (loss)               $        (401,982)   $        (344,701)
                                       =================    =================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                                          NINE MONTH PERIOD ENDED
        INDUSTRY SEGMENT           FEBRUARY 29, 2012        FEBRUARY 28, 2011
        ----------------           -----------------        -----------------

REVENUES:
 Investment advisory               $         185,656        $        202,297
 Surety insurance                          1,142,655                 941,307
 Corporate                                         -                       -
                                   -----------------        -----------------

 Total revenues                    $       1,328,311        $      1,143,604
                                   =================        =================

NET INCOME (LOSS):
 Investment advisory                          44,924                  28,259
 Surety insurance                            402,214                 352,597
 Corporate                                (1,435,619)             (1,454,122)
                                   -----------------        -----------------
 Total net income (loss)           $        (988,481)       $     (1,073,266)
                                   =================        =================



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

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract called for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. For the second agreement year, which covered the twelve months beginning July 1, 2010, the premium rate remained the same at 35% with the premium due within 30 days of the close of the second agreement year, subject to a minimum premium of $490,000. For the third agreement year, which covers the twelve months beginning July 1, 2011, the premium rate remains the same at 35% with the premium due within 30 days of the close of the agreement year, subject to a minimum premium of $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $140,000. At February 29, 2012 and May 31, 2011, the Company had prepaid reinsurance premiums of $225,422 and $264,763. At February 29, 2012 the Company had ceded reinsurance deposited with the Reinsurer

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



in excess of ceded premium written resulting in a net deposit of $35,301. At May 31, 2011, the Company had ceded reinsurance payable of $77,635.

There was no ceded loss and LAE expense for the nine months ended February 29, 2012 or February 28, 2011.

The effects of reinsurance on premium written and earned for the three and nine month periods ended February 29, 2012 are as follows;

                             THREE MONTH         THREE MONTH          THREE MONTH        THREE MONTH
                             PERIOD ENDED        PERIOD ENDED         PERIOD ENDED       PERIOD ENDED
                          FEBRUARY 29, 2012   FEBRUARY 29, 2012     FEBRUARY 28, 2011  FEBRUARY 28, 2011
                              - WRITTEN            - EARNED             - WRITTEN          - EARNED
                          -----------------   -----------------     -----------------  -----------------
             DIRECT       $        506,129    $        340,413      $     549,309      $       373,119
             CEDED                 176,084             115,761            193,198              131,322
                          -----------------   -----------------     -----------------  -----------------
             NET          $        330,045    $        224,652      $     356,111      $       241,797
                          =================   =================     =================  =================


                              NINE MONTH          NINE MONTH          NINE  MONTH         NINE MONTH
                             PERIOD ENDED        PERIOD ENDED         PERIOD ENDED       PERIOD ENDED
                          FEBRUARY 29, 2012   FEBRUARY 29, 2012     FEBRUARY 28, 2011  FEBRUARY 28, 2011
                              - WRITTEN            - EARNED             - WRITTEN          - EARNED
                          -----------------   -----------------     -----------------  -----------------

             DIRECT       $        912,375    $      1,039,878      $   1,097,599      $     1,000,246
             CEDED                 314,010             353,351            371,491              338,835
                          -----------------   -----------------     -----------------  -----------------

             NET          $        598,365    $        686,527      $     726,108      $       661,411
                          =================   =================     =================  =================



Under the terms of its reinsurance agreement, the Company is entitled to a No Claims Bonus from the reinsurers for each claim year in which no claims are received. The bonus is 20% of the annual reinsurance premium and is to be recorded upon the completion of each contract year. On August 31, 2011 the Company recorded receipt of $213,281 from its reinsurers representing the cumulative No Claims Bonus under the terms of its reinsurance agreement for the claim years ended June 30, 2010 and June 30, 2011. The No Claims Bonus is not included in the analysis of written and earned premium above.

NOTE J-STOCK-BASED COMPENSATION
-------------------------------

On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vested over the next three years ended in June 2011. The term of the options is five years and expires in June 2014.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE K - SUBSEQUENT EVENTS
--------------------------

Subsequent to February 29, 2012, the Company made repayments of $179,500 on existing debt obtained under demand notes bearing interest ranging from 10% to 14%. The Company also extended the terms of existing debt totaling $372,000 and issued 372,000 shares of its common stock as additional consideration, and obtained short term borrowings of $32,500 from a business to fund ongoing operation and made repayments of $32,500 on these borrowings as well as $2,500 in interest. Additionally, the Company obtained borrowings of $124,176 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $89,093, to bring the balance owed to the principal shareholder to $1,710 at the date of this filing.

On March 10, 2012, the Company issued  7,430,017  shares of the Company's common
stock  in  connection  with  the  semi-annual   issuance  of  shares  under  the
bridge-financing arrangements (see Note D).

Subsequent to February 29, 2012, the Company issued 2,973,208 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity (see Note E).

On March 31, 2012, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with such accrued and unpaid quarterly dividends amounting to $32,253, $90,203 and $217,143, respectively. As of March 31, 2012, the accumulated accrued and unpaid dividend amounted to $591,416, $1,795,746, and $4,299,181, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2011 and the nine-month period ended February 29, 2012, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 29, 2012

The Company experienced a loss from operations for the three-month period ended February 29, 2012 of $91,956 as compared with income from operations of $13,991 for the corresponding period ended February 28, 2011.

REVENUES

Revenues from operations for the three-month period ended February 29, 2012 were $347,436 as compared with $414,261 for the corresponding period ended February 28, 2011. The overall decrease in revenues is largely attributable to a decline in premiums written by FSC in the current year, the decline in investment advisory fees due to the reduction in amounts held in clients' investment accounts and gains in the previous year on the sale of investments held by the Company.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $46,963 for the three-month period ended February 29, 2012 as compared with $69,670 for the corresponding period ended February 28, 2011. Investment advisory fees are computed based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $295,090 for the three-month period ended February 29, 2012 as compared with $338,383 for the corresponding period ended February 28, 2011. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                   Three-month Period Ended
                                                      February 29 and 28,
                                              ----------------------------------
                                                    2012              2011
                                              ----------------- ----------------

Premium earned                                $        224,652  $        241,797
Commissions earned                                         432               580
Net investment income                                   72,369            69,012
Net realized investment gains (losses)                  (2,363)           26,994
                                              ----------------- ----------------
                                       Total  $        295,090  $        338,383
                                              ================= ================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue, which is dependent on the timing of issuance or renewal of bonds, is somewhat more seasonal from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The decrease in premium earned for the three-month period ended February 29, 2012 in comparison to the corresponding period from the prior year is a result of decline in bonds issued for existing clients.

Investment income should remain relatively consistent but can fluctuate based on interest rates, dividends and market conditions as well as the average assets held for investment. Average total assets held for investment in FSC's investment portfolio increased from $7.291 million for the three-month period ended February 28, 2011 to $7.836 million for the three-month period ended February 29, 2012. The slight increase in investment income for corresponding periods reflects an increase in assets invested in interest bearing securities even though investment yield decreased from approximately 4.22% for the three-month period ended February 28, 2011 to approximately 3.67% for the three-month period ended February 29, 2012. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

During the three-month period ending February 29, 2012, the Company sold certain equity investments for $57,826, resulting in realized losses of $2,363. During the three month period ending February 28, 2011, the Company sold certain US Government agency mortgage backed securities and foreign obligations for $1,236,762, resulting in realized gains of $26,994.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 29, 2012. However, "incurred but not reported" (IBNR) policy losses for the three-month periods ending February 29, 2012 and February 28, 2011 amounted to $50,386 and $55,290 respectively. Such amounts represent the provision for loss and loss adjustment expense estimated attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 22% and 23% of earned premium.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $71,876 and $87,135 for the three-month periods ended February 29, 2012 and February 28, 2011, respectively, represent charges to operations for expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 32% and 36% for the periods ended February 29, 2012 and February 28, 2011 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three-month periods ended February 29, 2012 and February 28, 2011 were $314,451 and $253,797 respectively, representing an increase of approximately $61,000, and were comprised of the following:

                                                                 Three-month Period Ended
                                                                   February 29 and 28,
                                                           -------------------------------------
                                                                 2012               2011             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         161,047  $         110,602  $           50,445
General office expense                                                27,891             28,399                (508)
Legal and other professional fees and costs                           46,482             32,978              13,504
Audit, accounting and related services                                19,638             10,024               9,614
Travel, meals and entertainment                                       21,093             23,956              (2,863)
Other general and administrative                                      38,300             47,838              (9,538)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         314,451  $         253,797  $           60,654
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $50,000 and are comprised of the following:

                                                                Three-month Period Ended
                                                                   February 29 and 28,
                                                          --------------------------------------
                                                                 2012               2011            Difference
                                                          ----------------------------------------------------------
Salaries and taxes                                        $          168,212    $       147,280   $          20,932
Commissions                                                           64,486             41,741              22,745
Stock option expense                                                       -              1,110              (1,110)
Fringe benefits                                                       20,029             18,655               1,374
Key-man insurance                                                     12,608             12,656                 (48)
Deferred payroll costs                                              (104,288)          (110,840)              6,552
                                                          ----------------------------------------------------------
                         Total salaries and related costs $          161,047    $       110,602   $          50,445
                                                          ==========================================================

The increase in commissions is attributable to the timing of sales commissions based upon collections. In addition, the Company adopted a new policy that broadens the pool of policies that generate commissions. The Company's commission structure pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals. The decrease in stock option expense is attributable to the final vesting from the June 30, 2009 award of stock options.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                   February 29 and 28,
                                                          --------------------------------------
                                                                 2012               2011            Difference
                                                          ----------------------------------------------------------
General corporate services                                $            1,309    $           655    $            654
Coal reclamation consulting                                           12,130              6,057               6,073
Statutory examination                                                      -             13,148             (13,148)
Acquisition and financing related costs                               33,043             13,118              19,925
                                                          ----------------------------------------------------------
                  Total legal and other professional fees $           46,482    $        32,978    $         13,504
                                                          ==========================================================

The decrease in general corporate services expense results primarily from timing differences and decreased assistance required in connection with the filing of the Company's quarterly reports with the Securities and Exchange Commission. Coal reclamation consulting costs increased in the current quarter compared to the previous year due to the additional efforts to expand the surety business into nearby states and the additional understanding needed of regulatory issues in those states. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $33,043 and $13,118 for the three-month periods ended February 29, 2012 and February 28, 2011, respectively.

Travel, meals and entertainment expense for the three-month period ended February 29, 2012 remained consistent compared to the corresponding 2011 period and related primarily to efforts by management to obtain financing and strategic partnerships necessary for the Company's business and penetration of additional markets.

Other general and administrative expense decreased approximately $10,000 for the three-month period ended February 29, 2012 as compared to the corresponding 2011 period. This decrease is due to a reduction in credit card fees and licenses and other fees, as well as overall expense control in several less significant items.

INTEREST EXPENSE

Interest expense for the three-month period ended February 29, 2012 was $220,634 as compared with $260,082 for the corresponding period ended February 28, 2011. Components of interest expense are comprised of the following:


                                                                    Three-month Period Ended
                                                                      February 29 and 28,
                                                               -----------------------------------
                                                                     2012              2011           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        148,343  $        146,712  $         1,631
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                 26,984            30,589           (3,605)
Interest expense on demand and term notes                                43,103            64,734          (21,631)
Other finance charges                                                     2,204            18,047          (15,843)
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        220,634  $        260,082  $       (39,448)
                                                               ================= ================= =================

The decreased expense of common shares issued (or to be issued) for the three-month period ended February 29, 2012, as compared to the previous year period is attributable to a reduction in stock issued as incentive for new and continued borrowings as well as lower average market price of the stock being issued, offset by the issuance of common stock representing the additional 2% stock dividend for the quarter ending December 31, 2011 to holders of Series B Preferred shares that had requested redemption upon maturity. Interest expense on demand and term notes decreased due to decreased borrowings compared to the prior. Other finance charges for the three-month period ended February 29, 2012, decreased due to the prior period having incentive fees paid to a note holder to obtain borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended February 29, 2012 and February 28, 2011 are as follows:

                                                                Three-month Period Ended
                                                                   February 29 and 28,
                                                          --------------------------------------
                                                                       2012            2011         Difference
                                                          ----------------------------------------------------------
Accretion of discount                                     $                -    $         1,576   $          (1,576)
Accrued dividends - mandatorily redeemable preferred
stock                                                                 32,282             31,022               1,260
Accrued dividends - equity preferred stock                           215,190            198,802              16,388
                                                          ----------------------------------------------------------
                            Total accretion and dividends $          247,472    $       231,400   $          16,072
                                                          ==========================================================

The remaining Series B class stock was classified as a liability after November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the three-month period ended February 29, 2012, dividends of $89,392 associated with the Series B remaining after that date are deducted from net income and not included in the table above. The final month's accretion on the Series B Preferred stock was recognized in November 2011. The reduced accretion of discount on Series A Preferred stock results from recognition in December 2010 of the final month's accretion of discount on Series A Preferred stock. Series C equity stock is not mandatorily redeemable and does not accrete.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED FEBRUARY 29, 2012

The Company experienced a loss from operation for the nine-month period ended February 29, 2012 of $49,418 as compared with a loss from operations of $63,821 for the corresponding period ended February 28, 2011.

REVENUES

Revenues from operations for the nine-month period ended February 29, 2012 were $1,328,311 as compared with $1,143,604 for the corresponding period ended February 28, 2011. The overall increase in revenues is largely attributable to the growth of the surety business of FSC (despite a decline in the three months ended February 29, 2012), as well the receipt of a cumulative No Claims Bonus from its reinsurers for the years ended June 30, 2010 and June 30, 2011. In addition, for the nine month period ended February 28, 2011 net investment income was less than usual due to the receipt of large principal payments on mortgage backed securities, which required larger amortization of premium in that period.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $178,034 for the nine-month period ended February 29, 2012 as compared with $188,268 for the corresponding period ended February 28, 2011. Investment advisory fees are computed based on the market value of assets under management and some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

INSURANCE AND INVESTMENT REVENUES

Revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc. ("TSA"), were $1,142,654 for the nine-month period ended February 29, 2012 as compared with $941,307 for the corresponding period ended February 28, 2011. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                               Nine-month Period Ended
                                                  February 29 and 28,
                                           -----------------------------------
                                                 2012              2011
                                           ----------------- -----------------

Premium earned                             $        686,527  $        661,411
Commissions earned                                   23,023            19,749
No Claims Bonus from Reinsurers                     213,281                 -
Net investment income                               207,468           169,446
Net realized investment gains                        12,355            90,701
                                           ----------------- -----------------
                                    Total  $      1,142,654  $        941,307
                                           ================= =================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue is dependent on the timing of issuance or renewal of bonds and is somewhat more seasonal quarter-to-quarter, with fluctuations for comparable periods largely reflecting overall growth or loss of business. The increase in premium earned for the nine-month period ended February 29, 2012 in comparison to the corresponding period from the prior year is a result of overall growth in bonds issued for new and existing clients.

On August 31, 2011 the Company's insurance subsidiary, FSC, recorded receipt of $213,281 from its reinsurers representing cumulative No Claims Bonus under the terms of its reinsurance agreement for the claim years ending June 30, 2010 and June 30, 2011. The Company has experienced no claims for losses as of February 29, 2012.

Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The increase in corresponding periods reflects growth in average assets held in FSC's investment portfolio from $7.108 million for the nine-month period ended February 28, 2011 to $7.740 million for the nine-month period ended February 29, 2012, countering a decrease in investment yield from approximately 3.741% for the nine-month period ended
February  28,  2011 to  approximately  3.620% for the  nine-month  period  ended
February 29, 2012. In addition, the amortization of premium during the nine-month period ended February 28, 2011 for larger than usual principal payments on mortgage backed securities resulted in decreased investment income in that period.

During the nine-month period ended February 29, 2012, the Company sold certain US Government agency mortgage backed securities and equity investments for $186,395, resulting in realized gains of $12,355. In the nine-month period ended February 28, 2011, the Company sold certain available for sale US Government agency mortgage backed securities for $2,280,519, resulting in a realized gain of $90,701.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 29, 2012. However, "incurred but not reported" (IBNR) policy losses for the nine-month period ended February 29, 2012 and February 28, 2011 amounted to $153,982 and $148,002 respectively. Such amounts represent the provision for loss and loss adjustment expense that may be incurred by surety bonds issued by FSC. Those estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. IBNR policy loss provisions were approximately 22% and 22% of earned premium for the nine-month periods ended February 29, 2012 and February 28, 2011, respectively.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $225,184 and $224,468 for the nine-month periods ended February 29, 2012 and February 28, 2011, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such costs as a percentage of earned premiums were approximately 33% and 34% for the periods ended February 29, 2012 and February 28, 2011 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the nine-month periods ended February 29, 2012 and February 28, 2011 were $990,498 and $823,400 respectively, representing an increase of approximately $167,000, and were comprised of the following:

                                                                 Nine-month Period Ended
                                                                   February 29 and 28,
                                                           -------------------------------------
                                                                 2012               2011             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         510,466  $         376,241  $       134,225
General office expense                                                83,643             89,181           (5,538)
Legal and other professional fees and costs                          110,404            101,339            9,065
Audit, accounting and related services                               105,693             67,380           38,313
Travel, meals and entertainment                                       65,030             49,999           15,031
Other general and administrative                                     115,262            139,260          (23,998)
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         990,498  $         823,400  $       167,098
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $134,000 and are comprised of the following:

                                                                 Nine-month Period Ended
                                                                   February 29 and 28,
                                                          --------------------------------------
                                                                 2012               2011            Difference
                                                          ----------------------------------------------------------
Salaries and taxes                                        $       436,191   $        405,512       $      30,679
Commissions                                                       120,244             77,085              43,159
Stock option expense                                                  370             15,672             (15,302)
Fringe benefits                                                    65,641             43,476              22,165
Key-man life insurance                                             44,664             51,456              (6,792)
Deferred policy acquisition costs                                (156,644)          (216,960)             60,316
                                                          ----------------------------------------------------------
                         Total salaries and related costs $       510,466   $        376,241       $     134,225
                                                          ==========================================================

The increase in commissions is attributable to the Company's commission structure that pays a larger sales commission on the origination of a policy but a reduced percentage for subsequent policy renewals. In addition, the Company adopted a new policy that broadens the pool of policies that generate commissions. The decrease in stock option expense is attributable to the completion of vesting for the stock options awarded in June 30, 2009, which had the majority of options vested in the first year of the award. The increase in fringe benefits is attributable to increased cost of health insurance as well as additional covered employees compared to the previous period

Legal and other professional fees and costs were comprised of the following:

                                                                 Nine-month Period Ended
                                                                   February 29 and 28,
                                                          --------------------------------------
                                                                    2012              2011            Difference
                                                          ----------------------------------------------------------
General corporate services                                $            7,842    $        10,163    $         (2,321)
Coal reclamation consulting                                           26,046             17,940               8,106
SEC related costs                                                          -             29,594             (29,594)
Statutory examination                                                  7,675             13,184              (5,473)
Acquisition and financing related costs                               41,341             30,494              10,847
Acquisition and financing related costs - due diligence               27,500                  -             (27,500)
                                                          ----------------------------------------------------------
                  Total legal and other professional fees $          110,404    $       101,339    $          9,065
                                                          ==========================================================

The decrease in general corporate service expenses results primarily from timing differences and less overall assistance required during the current period with the filing of the Company's annual and quarterly reports with the Securities and Exchange Commission. In the nine month period ended February 28, 2011, the Company incurred costs associated with the triennial SEC examination of its investment advisor subsidiary. In the nine-month periods ended February 29, 2012 and February 28, 2011, the Company incurred costs associated with a statutory examination of its insurance subsidiary by the West Virginia Insurance

Commission. In the nine months ended February 29, 2012, the Company incurred $27,500 in costs associated with the due diligence performed by third parties for the benefit of investors considering a substantial investment in the Company.

The increase in travel, meals and entertainment expense for the nine-month period ended February 29, 2012 as compared to the corresponding 2011 period related primarily to expanded efforts by management to obtain financing necessary for the Company's business and penetration of additional markets.

Other general and administrative expense decreased approximately $24,000 for the nine-month period ended February 29, 2012 as compared to the corresponding 2011 period. This decrease in is due to non-recurring training and conferences for staff in the prior year, decreased fees for FSC related to obtaining a U.S.
Treasury Listing, non-recurring use of temporary personnel for clerical and information technology projects in the prior year, and overall expense control in several less significant items.

INTEREST EXPENSE

Interest expense for the nine-month period ended February 29, 2012 was $676,745 as compared with $661,341 for the corresponding period ended February 28, 2011. Components of interest expense are comprised of the following:

                                                                    Nine-month Period Ended
                                                                      February 29 and 28,
                                                               -----------------------------------
                                                                     2012              2011           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $       446,658   $        445,029  $          1,629
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                96,136             94,175             1,961
Interest expense on demand and term notes                              130,314             97,929            32,385
Other finance charges                                                    3,637             24,208           (20,571)
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $       676,745   $        661,341  $         15,404
                                                               ================= ================= =================

Interest expense on demand and term notes increased due to increased borrowings and increased interest rate on some of those borrowings. Other finance charges for the nine-month period ended February 29, 2012, decreased due to the prior year period having incentive fees paid to a note holder to obtain borrowings.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for nine-month periods ended February 29, 2012 and February 28, 2011 are as follows:


                                                                 Nine-month Period Ended
                                                                   February 29 and 28,
                                                          --------------------------------------
                                                                 2012               2011            Difference
                                                          ----------------------------------------------------------
Accretion of discount                                     $                -    $        10,888   $        (10,888)
Accrued dividends - mandatorily redeemable preferred
 stock                                                                95,542             91,815              3,727
Accrued dividends - equity preferred stock                           630,690            582,660             48,030
                                                          ----------------------------------------------------------
                            Total accretion and dividends $          726,232    $       685,363   $         40,869
                                                          ==========================================================

The remaining Series B class of stock became classified as a liability after November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the nine-month period ended February 29, 2012, accretion of $251 and dividends of $262,067 associated with the remaining Series B are deductions from net income and not included in the table above. The decrease in accretion of discount on Series A Preferred stock results from completion in December 2010 of the final month's accretion of discount on Series A Preferred stock. Series C equity stock is not mandatorily redeemable and does not accrete.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of February 29, 2012.

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

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company has experienced operating losses of approximately $22,000 and $458,000 for the fiscal years ended May 31, 2011 and 2010, respectively. The Company's losses increase when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, to approximately $1,440,000 and $2,339,000 for the fiscal years ended May 31, 2011 and 2010, respectively.

For the nine-month period ended February 29, 2012 the Company had an operating loss of approximately $49,000, which, when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, results in a loss of approximately $1,084,000. The Company had positive cash flow of approximately $190,000 from operating activities for the nine-month period ended February 29, 2012. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation or to cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly when its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC develops a more substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without prior approval of the Insurance Commissioner. Of the Company's investments and cash of $8,256,038 as of February 29, 2012, $8,254,975 is restricted to FSC.

By Order dated March 26, 2012 the West Virginia Insurance Commissioner terminated the conditions imposed upon FSC by Consent Order dated December 23, 2005 and the Amended Consent Order dated June 8, 2007, which, among other conditions, included limitations before seeking license or Extension of its Authority in other states without obtaining prior approval of the Commissioner.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of February 29, 2012. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2011, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of February 29, 2012, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of February 29, 2012 and May 31, 2011 and the results of its operations and cash flows for the nine month period ended February 29, 2012 and February 28, 2011 in conformity with U.S. generally accepted accounting principals (GAAP).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the nine months ended February 29, 2012, 2,775,500 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings and 7,043,710 common shares were issued to the Bridge lenders. In the nine months ended February 29, 2012, 6,056,592 common shares were issued as additional 2% stock dividend for holders of Series B Preferred shares that had requested to be redeemed upon maturity. In the nine months ended February 29, 2012, 1,000,000 common shares were issued as payment to an individual for services rendered. Subsequent to February 29, 2012, 372,000 common shares were issued in private placement to various individuals pursuant to short term borrowings, 2,973,208 common shares were issued as stock dividends to Series B Preferred shareholders, and 7,430,017 common shares were issued to the Bridge lenders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $3,208,700.

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


Date: April 23, 2012                             JACOBS FINANCIAL GROUP, INC.
                                          --------------------------------------
                                                         (Registrant)
                                       By:
                                          /s/John M. Jacobs
                                          --------------------------------------
                                          John M. Jacobs, President