Form 10-K
period 2012-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2012-09-13
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2012

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
             ------------------------------------------------------
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

Large accelerated filer           [  ]        Accelerated filer          [ ]
Non-accelerated filer             [  ]        Smaller reporting company  [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
               Yes[ ]                              No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of November 30, 2011: $1,172,680 (254,930,437 shares at $.0046 /
share)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 306,533,262 shares of common stock as of September 13, 2012.

                                TABLE OF CONTENTS

            PART I                                                         Page
                                                                           ----

Item 1      Business                                                         4
Item 1A     Risk Factors                                                     5
Item 2      Properties                                                       5
Item 3      Legal Proceedings                                                5
Item 4      Submission of Matters to a Vote of Security Holders              5

            PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                6
Item 6      Selected Financial Data                                          8
Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8
Item 7A     Quantitative and Qualitative Disclosures About Market Risk       22
Item 8      Financial Statements and Supplementary Data                      23
Item 9      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         23
Item 9A(T)  Controls and Procedures                                          23
Item 9B     Other Information                                                25

            PART III

Item 10     Directors, Executive Officers and Corporate Governance           25
Item 11     Executive Compensation                                           27
Item 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  30
Item 13     Certain Relationships and Related Transactions and Director
            Independence                                                     33
Item 14     Principal Accounting Fees and Services                           34

            PART IV

Item 15     Exhibits, Financial Statement Schedules                          35

PART I

ITEM 1. BUSINESS
----------------

The predecessor of Jacobs Financial Group, Inc. (the "Registrant", "JFG" or the "Company"), NELX, Inc., was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1993 the Company changed its name to NELX, Inc. On or about December 29, 2005, NELX was merged with and into its newly-formed wholly-owned subsidiary, JFG, a Delaware corporation. JFG survived the merger as the Registrant. The merger effected a change in the Registrant's name, a change in the state of incorporation of the Registrant from Kansas to Delaware, and amendments to the Articles of Incorporation and Bylaws of the Registrant. The Company holds four wholly owned subsidiaries, FS Investments, Inc. ("FSI"), Jacobs & Company ("Jacobs & Co."), First Surety Corporation ("FSC") and Crystal Mountain Spring Water, Inc. ("CMW").

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

Jacobs & Co., incorporated in 1988 in West Virginia, is a Registered Investment Advisory firm whose executive offices are located in Charleston, West Virginia. Jacobs & Co. provides fee based investment advisory services to institutions, companies and individuals. In June 2001, the Jacobs & Company Mutual Fund (the "Fund") was organized as a series of the Advisors Series Trust. On June 27, 2005, the Fund was reorganized as a series of Northern Lights Fund Trust. The Fund's assets were liquidated in November 2009 and distribution of proceeds to the Fund's shareholders was made on December 1, 2009.

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

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


                                              HIGH         LOW
                                              ----         ---

FISCAL YEAR ENDED MAY 31, 2012

         4th Quarter                         $.004        $.003
         3rd Quarter                         $.005        $.002
         2nd Quarter                         $.007        $.005
         1st Quarter                         $.009        $.005


FISCAL YEAR ENDED MAY 31, 2011

         4th Quarter                          $.01        $.005
         3rd Quarter                          $.01        $.004
         2nd Quarter                         $.009        $.006
         1st Quarter                         $.008        $.003


As of May 31, 2012, there were approximately 900 holders of record of the Company's common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. This consent order was terminated on March 26, 2012 and dividends in the amount of $380,000 were paid subsequent to that date and before May 31, 2012. For further information, see Notes C and O to the Consolidated Financial Statements and "Restrictions on Use of Assets" within the section of "Capital Resources and Financial Condition" of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II
Item 7 of this Annual Report on Form 10-K.

As of May 31, 2012, shares of the Company's common stock authorized for issuance under the Registrant's 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------- ---------------------- -------------------------
 Number of Shares to be Issued     Weighted-Average        Number of Shares
       Upon Exercise of            Exercise Price of      Remaining Available
      Outstanding Options         Outstanding Options     For Future Issuance
------------------------------- ---------------------- -------------------------
         10,000,000                     .0400                  25,000,000
------------------------------- ---------------------- -------------------------

There are no other equity compensation plans approved by stockholders of the Company.

UNREGISTERED SALES OF EQUITY SECURITIES

The Certificate of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1.

The Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.2.

The Certificate of Designations, Powers, Preferences and Rights of Series C Preferred Stock adopted by the Board of Directors of the Company on October 29, 2009 is set forth as Exhibit 4.3.

In the year ended May 31, 2012, 3,545,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short term borrowings. 14,473,727 common shares were issued to the Bridge lenders. 1,000,000 common shares were issued to an individual as compensation for services instrumental to advancing the Company's business plan. 9,029,800 common shares were issued in connection with the additional 2% stock quarterly dividend associated with Series B Preferred shares that have requested to be redeemed upon maturity. Subsequent to May 31, 2012, 1,161,000 common shares have been issued in private placements to various individuals pursuant to short term borrowings, 8,573,594 shares were issued to Bridge lenders, 22,600,000 shares were issued to employees under the Company's stock incentive plan, and 3,845,837 common shares were issued July 1, 2012 in connection with the additional 2% stock quarterly dividend associated with Series B Preferred shares that have requested to be redeemed.

The Registrant's Common Shares are issued under the restrictions of Rule 144 and bear a legend to the effect that such securities are not registered under the Securities Act pursuant to an exemption from such registration.

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


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

As the Registrant qualifies as a small reporting company as defined by ss.229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2012, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, securing potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation (FSC), to facilitate entry into other state markets.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED MAY 31, 2012

RESULTS OF OPERATIONS

Total  revenues  increased  from  approximately  $1,561,000  in  fiscal  2011 to approximately $1,833,000 in fiscal 2012, while total operating expenses increased from approximately $1,583,000 in fiscal 2011 to approximately $1,817,000 in fiscal 2012. This resulted in net income from operations of approximately $16,000 in 2012 as compared with a loss from operations of approximately $22,000 in fiscal 2011, an improvement of approximately $38,000.

The increase in revenues is largely attributable to the continued growth of the surety business of FSC as well as the receipt of a cumulative No Claims Bonus from its reinsurers for the years ended June 30, 2010 and June 30, 2011. For the twelve month period ended May 31, 2011 net investment income was less than expected due to the receipt of large principal payments on mortgage backed securities, which required larger amortization of premium in that period. The increase in expenses is attributable to increased general and administrative expenses, increased salaries and related costs, increased accounting and legal fees and penalties in relation to unpaid federal payroll taxes.

Interest expense remained relatively consistent, from approximately $908,000 in fiscal 2011 to approximately $905,000 in fiscal 2012.

In the years ending May 31, 2012 and May 31, 2011, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $150,604 and $54,358. For the year ended May 31, 2012, removal was based upon the vendor no longer requiring payment on a portion of the balance owed to them. For the year ended May 31, 2011, the amount was removed based upon the conclusion that the accounts represented an obligation that is not legally enforceable against the Company. Such removals were recorded as gains on debt extinguishment.

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

The Series B preferred shares were issued at a twenty-five percent (25%) discount to the stated face value of $1,000 per share or approximately $2,217,650 in total. Additional shares of the Series B were subsequently sold at a discount of approximately four and one-half percent (4.5%) or approximately $36,000. Additionally, the Series B preferred stock can be redeemed, at the option of the holder, at full-face value plus accrued and unpaid cumulative dividends, commencing with the fifth (5th) anniversary of the original issue date. The Company has the option to redeem the Series B preferred shares at any time after the first (1st) anniversary of the original issue date, subject to the holder choosing to exercise conversion privileges prior to the stated redemption date

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,141.341 shares of Series B Preferred. The aggregate redemption amount to which the holders are entitled as of June 30, 2012, is $3,713,966.

Under the terms of the Series B Preferred Stock, receipt of a redemption request required the Company's Board to make a good faith determination regarding (A) whether the funds of the Company legally available for redemption of shares of Series B Stock are sufficient to redeem the total number of shares of Series B Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series B Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series B Stock to be redeemed shall be increased by 2% of the Series B Face Amount, with the amount of such increase (I.E., 2% of the Series B Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series B Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series B Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject to redemption shall be paid on a pari passu basis with the Redemption Price of the Series B Stock subject of redemption in accordance herewith. Until the Redemption Price for each share of Series B Stock elected to be redeemed shall have been paid in full, such share of Series B Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

On March 8, 2011, the Company's Board of Directors determined, based on the criteria established under the terms of the Series B Preferred Stock, that there were insufficient funds available for the redemption of Series B Preferred Stock.

As an inducement to the initial preferred stock shareholders, warrants to purchase 45,402,996 shares of common stock at an exercise price of one-tenth of one cent ($.001) per share were issued. Warrants issued to Series A Preferred holders have a seven year expiration; warrants issued to Series B Preferred holders had a five-year expiration period. Such warrants were valued at approximately $533,000 using the Black-Scholes pricing model. 386,667 warrants issued in connection with Series B Preferred Stock expired unexercised on December 31, 2010, while 600,000 warrants issued in connection with Series A Preferred Stock remain outstanding with an expiration date of December 31, 2012.

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,219,559 in fiscal 2012 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,440,090 in fiscal 2011.

EQUITY PREFERRED STOCK

In November 2009, as a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Board deemed it advisable to designate a Series C Preferred Stock, with 10,000 authorized shares. The Recapitalization consisted of the exchange of 6,804.936 Series B Shares Preferred for a combination of Series C Preferred Shares and Common Stock Shares. For each Series B Preferred Share, the participating holder received (i) one Series C
Preferred Share and (ii) 2,000 shares of JFG Common Stock. The accumulated dividend rights and preferences associated with the Series B Preferred Shares transferred undiminished to the corresponding Series C Preferred Shares. This exchange amounted to $6,269,051 of carrying value of Series B Preferred stock being exchanged for Series C Preferred and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Preferred Stock holders at the rate of 2,000 Common shares for each exchanged Series B Preferred Stock, with the related cost associated with the Common issuance offsetting the Series C Preferred carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C Preferred stock may be redeemed by the Company but does not have a fixed maturity date and is considered permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization

Unlike the Series B Preferred Shares with their fixed maturity date, the Series C Preferred Shares are permanent equity, with accruing dividends only increasing the preference amount that must be satisfied before junior securities may participate in dividends or on liquidation. Accordingly, the effect of the accrual of dividends with respect to the Series C Preferred Shares on the Company's balance sheet is to increase the aggregate claim by the Series C Preferred Shares on the equity of the corporation and to increase the deficit in common equity, while having no effect on the net equity of the corporation as a whole. The entitlement of the Series C Preferred Shares to a priority in relation to junior securities with respect to dividends and on liquidation does not create an obligation by the Company and therefore no liability is recorded until the dividends are declared by the Board of the Company. The Series C Preferred Shares are pari passu with the Series A Preferred Shares and Series B Preferred Shares and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Preferred Shares while dividends are in arrears.

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock of $847,833 in fiscal 2012 as compared with a charge to common stockholders' equity of $781,062 in fiscal 2011.

DIVIDEND PREFERENCE AND ACCRETION

During the year ended May 31, 2012, two holders of Series A Preferred stock released all of their outstanding bonds held with FSC. The carrying value of these shares of Series A Preferred Shareholders are listed in the Liability section of the Balance Sheet, and therefore the dividends associated with these shares of Series A Preferred stock after February 29, 2012 is a deduction from net income. The carrying value of the Series B Preferred Shares that did not convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B Preferred stock after November 30, 2009 are deductions from net income. Series C Preferred stock has no accretion. The recorded values of the Series A preferred stock was increased to their stated liquidation values using the interest method over a period of five years and such amounts were categorized as accretion of mandatorily redeemable preferred stock in the consolidated statement of operations. This accretion was concluded in December 2010.

The Series A Preferred designation is entitled to receive cumulative dividends at the rate of 4.00% per annum and the Series B Preferred and Series C Preferred designations are entitled to receive cumulative dividends at the rate of 8.00% per annum, with the Series A, B and C Preferred designations having equal ranking and preference as to dividends, liquidation rights and priority to the Company's common stockholders. The accrued (but undeclared) dividends associated with the Series C Preferred exchange amounted to $2,295,624 and are included in the total amount exchanged for Series C Preferred Shares.

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

In anticipation of a proposed financing and as a condition thereof, the Company and each of the bridge lenders entered into a Loan Modification Agreement dated February 25, 2012 which provided for modification of the Promissory Notes, including an extension of the term of the Promissory Notes, and Subscription Agreements in exchange for a partial cash payment to each bridge lender. To date, the proposed financing has not closed, and the Company has been unable to remit the partial payment. On August 10, 2012, the Company entered into an agreement with the bridge lenders, pursuant to which the bridge lenders formally agreed to forbear from exercising their rights and remedies arising from the accumulated acknowledged events of default with respect to the bridge loans until such date. As consideration for this forbearance, the Company entered into an Amended and Restated General Hypothecation and Pledge Agreement dated August 9, 2012 (the "August 2012 Pledge"), but effective September 23, 2011, granting to the bridge lenders as security for the repayment of the loans a lien and security interest in all of the Company's shares of capital stock of First Surety Corporation. Under the August 2012 Pledge, the bridge lenders acknowledge that the effectiveness of certain of the rights and remedies provided by such agreement may be subject to prior approval by the Office of the Commissioner of Insurance for the State of West Virginia. To date, none of the bridge lenders has elected to pursue legal remedies under the Promissory Notes or the August 2012 Pledge.

RESTRICTIONS ON USE OF ASSETS

Regulatory approval for the acquisition of FSC by JFG was provided by a Consent Order issued December 23, 2005 by the Commissioner of Insurance of the State of West Virginia and imposed several conditions for the operation of FSC, including the condition that no dividends or monies were to be paid to JFG without regulatory approval. On May 26, 2012, all conditions imposed by the Consent Order were terminated by the Commissioner of Insurance. Accordingly, the payment of ordinary dividends is no longer restricted but cash, marketable investments, and other receivables held by FSC are restricted from the Company's use to fund operations or meet cash needs outside of the insurance company's domain. As of May 31, 2012, such assets amounted to approximately $7.83 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

INVESTMENTS

Management  believes  the  Company  has the  ability  to hold all  fixed  income securities to maturity. However, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company classifies all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income.

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

REINSURANCE

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies but these reinsurance contracts do not relieve the Company from its obligations to policyholders. Ceded premiums, at a rate of 35% of written premium, are recognized as revenue ratably over the term of the related policies. Ceded unearned premiums represent the portion of ceded premiums written applicable to the unexpired terms of policies in force determined on a pro rata basis.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of May 31, 2012.

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

LIQUIDITY AND GOING CONCERN

The Company experienced income from operation and operating losses of approximately $16,000 and ($22,000) for the years ended May 31, 2012 and 2011, respectively. The Company's income (or loss) decreases (or increases) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, to losses of approximately $1,219,559 and $1,440,000 for the years ended May 31, 2012 and 2011. Despite increased revenue and the income from operations, the Company has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock dividend obligation and to cure its defaults in certain quarterly payments due its bridge-financing lenders. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

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

As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. Holders of the Series B Preferred Stock were offered the opportunity to exchange their Series B Preferred Shares for an equal number of shares of a new series of JFG preferred stock designated as Series C Preferred Stock plus 2,000 shares of JFG Common Stock. Series C Preferred Stock is equal in priority to the Series B Preferred Stock, is entitled to dividends at the same rate as Series B Preferred Stock, is entitled to convert to common stock of the Company at a conversion rate of $.10 per common share (in contrast to $1.00 per share for Series B Preferred) and may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Management believes the recapitalization will improve the Company's prospects for engaging in a larger financing, will assist FSC as it applies to enter other state markets, and will be an impetus to the growth of the Company's business.

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority. While growth of the FSC business continues to provide additional revenue opportunities to the Company's other subsidiaries, Jacobs & Company and Triangle Surety, it is anticipated that working capital deficiencies will continue to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2012 WITH 2011

The Company experienced income from operations of approximately $16,000 in 2012 as compared with a loss from operations of $22,000 in fiscal 2011, an improvement of approximately $38,000. After accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock, the Company experienced a loss of $1,219,559 in fiscal 2012 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,440,090 in fiscal 2011.

REVENUES

Revenues increased 17% in fiscal 2012, $1,833,194 as compared with $1,561,475 in fiscal 2011. The increase is largely attributable to the continued growth of the surety business of FSC and the receipt of a cumulative No Claims Bonus from its reinsurers for the years ended June 30, 2010 and June 30, 2011.

Revenue from the investment management segment, net of advisory referral fees, declined 9% with fiscal 2012 reporting $242,472 as compared to $266,963 in fiscal 2011, a decrease of $24,491. Investment advisory fees are based on the market value of assets under management and some fluctuation will occur due to overall market conditions. Generally such revenues will remain relatively constant from year to year with large fluctuations attributable to the growth or loss of assets under management.

Revenue from the surety insurance segment, consisting of FSC and TSA, increased 24%, with $1,576,107 in fiscal 2012 as compared with $1,275,319 for the prior year. Revenues attributable to the insurance segment are as follows:

                                                  Year Ended May 31,
                                                2012              2011
                                         ------------------ -----------------

Premiums earned                          $         956,615  $        910,940
Commissions earned                                  33,422            18,415
No Claims Bonus from Reinsurers                    213,281                 -
Net investment income                              279,410           229,777
Net realized investment gains                       93,379           116,187
                                         ------------------ -----------------

                                   Total $       1,576,107  $      1,275,319
                                         ================== =================

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

The increase in revenues reflected above is mainly attributable to the recorded receipt of $213,281 from the reinsurers of the Company's insurance subsidiary, FSC, representing a cumulative No Claims Bonus under the terms of its reinsurance agreement for the claim years ending June 30, 2010 and June 30, 2011. The Company has experienced no claims for losses as of May 31, 2012. Gross premium written in fiscal 2012 amounted to $1,343,661 as compared to $1,613,912 in fiscal 2011 and is reflective of the loss of a major customer, although the Company still experienced overall growth in bonds issued for new and existing clients, as well as increased bonds written on contracts that are earned up front as opposed to over the life of a bond. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.

FSC's investment holdings in fiscal 2012 averaged $7.749 million as compared with $7.192 million for fiscal 2011, with investment yields increasing slightly from 3.57% to 3.58%. In addition, the amortization of premium for larger than usual principal payments on mortgage backed securities during fiscal 2011 resulted in decreased investment income for that year.

EXPENSES

Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC. Incurred policy losses for fiscal 2012 have been recorded as $210,977 or 22% of earned premium as compared to $204,323 or 22% of earned premium for fiscal 2011. IBNR loss estimates have been based on industry averages adjusted for factors that are unique to the FSC's underwriting approach. As of May 31, 2012 FSC has not received any claims for losses on any bonds underwritten since business began in 2006, therefore its actuaries have approved reducing the percentage of premiums reserved for IBNR due to this historical pattern.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2012 such costs amounted to $311,385 or 32.55% of earned premium as compared with $313,223 or 34.38% in fiscal 2011. The slight decrease of $1,838 in expenses is attributable to costs associated to the decrease in gross premium written, while the decrease as a percentage is attributable to the decrease specifically in new gross premiums written, which pay a higher commission than renewal premiums.

General and administrative expenses for fiscal 2012 were $1,284,341 as compared with $1,050,486 for fiscal 2011, representing an increase of $233,855 and are comprised of the following:

                                                           Year Ended May 31,
                                                         2012              2011          Difference
                                                    ---------------- ----------------- ----------------
Salaries and related costs                          $       642,539  $        483,250  $       159,289
General office expense                                      111,816           112,148             (332)
Legal and other professional fees                           156,460           137,250           19,210
Audit, accounting and related services                      136,687            87,851           48,836
Travel, meals and entertainment                              85,006            69,828           15,178
Other general and administrative                            151,833           160,159           (8,326)
                                                    ---------------- ----------------- ----------------

                  Total general and administrative  $     1,284,341  $      1,050,486  $       233,855
                                                    ================ ================= ================

Salaries and related costs, net of deferred internal policy acquisition costs, increased $159,289 and are comprised of the following:

                                                             Year Ended May 31,
                                                          2012               2011         Difference
                                                    ---------------- ----------------- ----------------
Salaries and wages                                  $       528,871  $        487,341  $        41,530
Commissions                                                 134,564           113,324           21,240
Payroll taxes                                                48,033            50,763           (2,730)
Stock option expense                                            370            16,782          (16,412)
Fringe benefits                                              89,266            72,796           16,470
Key-man life insurance                                       56,889            53,099            3,790
Deferred policy acquisition costs                          (215,454)         (310,855)          95,401
                                                    ---------------- ----------------- ----------------

                  Total salaries and related costs  $       642,539  $        483,250  $       159,289
                                                    ================ ================= ================

The increase in salaries is attributable to increased salaries for certain employees. The increase in commissions is attributable to the Company's commission structure that pays a larger sales commission on the origination of a policy but a reduced percentage for subsequent policy renewals. The decrease in stock option expense is attributable to completion of vesting of stock options awarded on June 30, 2009. The increase in fringe benefits is attributable to increased cost of health insurance.

Legal and professional fees increased due to costs related to the Company's on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets. In the year ended May 31, 2012, the Company incurred $27,500 in costs associated with the due diligence performed by third parties for the benefit of potential investors. These costs, as well as increased costs in coal reclamation consulting, offset the reduction in costs incurred in the previous year from the triennial SEC examination of its investment advisor subsidiary.

Travel, meals and entertainment expense increased during fiscal 2012 due to expanded efforts by management to obtain financing necessary to expand the Company's business and penetrate new markets.

Other general and administrative expense decreased approximately $8,000 for the year May 31, 2012 as compared to the corresponding 2011 period. The decline this year reflects termination of a corporate lease and decreased finance charges associated with overdue payables while the prior year's expense included expenses related to obtaining a U.S. Treasury Listing for FSC and non-recurring use of temporary personnel for information technology projects in the prior year. Other less significant increases and decreases were experienced in other general administrative categories in fiscal 2012 as compared to fiscal 2011.

GAIN ON EXTINGUISHMENT OF DEBT

During the years ended May 31, 2012 and May 31, 2011, the Company removed certain dormant accounts payable in the aggregate amounts of $150,604 and $54,358. For the year ended May 31, 2012, the amount was removed based on the vendor no longer requiring payment on a portion of the balance owed. For the year ended May 31, 2011, the amount was removed based upon advice of legal counsel that the accounts represented an obligation that is legally unenforceable. Such removals were recorded as gains on debt extinguishment.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense for fiscal 2012 was $905,601 as compared with $908,375 in fiscal 2011. Components of interest expense are comprised of the following:

                                                                    Year Ended May 31,
                                                                 2012               2011             Difference
                                                           ------------------ ------------------ -------------------
Interest expense on bridge financing                       $         596,630  $         595,000  $           1,630
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements             122,621            132,662            (10,041)
Interest expense on demand and term notes                            179,010            129,844             49,166
Other finance charges                                                  7,340             50,869            (43,529)
                                                           ------------------ ------------------ -------------------
                                   Total interest expense  $         905,601  $         908,375  $          (2,774)
                                                           ================== ================== ===================

The decrease in the expense of common shares issued (or to be issued) for fiscal year 2012 as compared to fiscal year 2011 was attributable to the Company's slightly lower average stock price. Interest expense on demand and term notes increased due to increased interest rates on some new borrowings taken during the current year. Other finance charges in the prior year period reflected incentive fees paid to a note holder to obtain borrowings and the recording of additional interest on the settlement of an obligation with the IRS.

PREFERRED STOCK ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount and accrued but unpaid dividends on preferred stock as follows:

                                                    Year Ended May 31,
                                                    2012          2011
                                               -------------- -------------
Accretion of discount                          $           -  $     10,888
Accrued dividends - mandatorily redeemable
 preferred stock                                     113,726       122,468
Accrued dividends - equity preferred stock           847,833       781,062
                                               -------------- -------------
                                               $     961,559  $    914,418
                                               ============== =============

The Series B class of stock became treated as a liability effective November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, accretion of $251 and dividends of $352,271 associated with the Series B after that date are deductions from net income and not included in the table above. The decrease in accretion of discount on Series A Preferred stock results from completion in December 2010 of the final month's accretion of discount on Series A Preferred stock. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore these shares of Series A Preferred Shareholders are listed in the liability section of the Balance Sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amount of $14,069. Series C equity stock is not mandatorily redeemable and does not accrete.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The following financial statements are included herein in response to Item 8:

                                                                     Page
                                                                   ---------
Table of Contents                                                     F-1

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

                                                                     Page
                                                                   --------
SCHEDULES

Schedule I - Summary of Investments - Other than Investments
 in Related Parties                                                  F-43
Schedule II - Condensed Financial Information of Registrant          F-44
Schedule III - Supplementary Insurance Information                   F-46
Schedule IV -  Supplementary Insurance Information - Reinsurance     F-47
Schedule VI - Supplemental Information                               F-48


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

In connection with the audits for the years ended May 31, 2012 and May 31, 2011, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A (T).  CONTROLS AND PROCEDURES
-------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by JFG's management, with the participation of JFG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of JFG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of May 31, 2012, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2012, JFG's disclosure controls and procedures were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG's financial condition as of May 31, 2012 and 2011, and the results of its operations and cash flows for the years ended May 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principals (GAAP).

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

JFG management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2012. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2012. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

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


ITEM 9B. OTHER INFORMATION
--------------------------

None


PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE
-----------------------------------------------------------------

The directors and executive officers of the Company, their ages and positions are as follows:

        NAME                 AGE                        POSITION
-----------------------      ---            -------------------------------
   John M. Jacobs             58            President and CEO/CFO, Director
   C. David Thomas            59                        Director
   Mario J. Marra             58                        Director
Bradley W. Tuckwiller         59                        Director
  Eric D. Ridenour            40                        Director
  Robert J. Kenney            65                     Vice President


JOHN M. JACOBS

Mr. Jacobs is a Certified Public Accountant, the founder of Jacobs & Co., a Registered Investment Advisor and is licensed as a property and casualty insurance agent in twelve (12) states. Mr. Jacobs has served as a Director and President of both Jacobs & Co. and FS Investments, Inc. since their inception. Prior to establishing Jacobs & Co., in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients. Mr. Jacobs has served as a director and President of JFG since May 2001.

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

ROBERT J. KENNEY

Mr. Kenney has been Vice President of the Company since 2003. Mr. Kenney joined FSI and Jacobs & Co. in 2000, and is President of First Surety Corporation and Vice President and Assistant Portfolio Manager of Jacobs & Co. Mr. Kenney is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining the Company Mr. Kenney had over 20 years experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and served as both Manager of Risk Management and Special Projects Manager.

There are no family relationships among any of the Company's directors and executive officers.

During the past five years, there have been no filings of petitions under federal bankruptcy laws or any state insolvency laws, by or against any business of which any director or executive officer of the Company was a general partner or executive officer at the time or within two years before the time of such filing.

During the past five years no director or executive officer of the Company has been convicted in a criminal proceeding or been subject to a pending criminal proceeding.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2012 and 2011 to the Principal Executive Officer and the two most highly compensated executive officers of the Company (the "Named Executive Officers").

----------------- -------- -------------- ------------------- ---------- -------------- ----------------- ------------------
                                                                                              ALL
   NAMES AND                                                    STOCK       OPTION           OTHER
   PRINCIPAL                  SALARY      BONUS/COMMISSIONS     AWARDS      AWARDS        COMPENSATION          TOTAL
    POSITION       YEAR         ($)              ($)             ($)      ($) (1) (2)       ($) (3)              ($)
----------------- -------- -------------- ------------------- ---------- -------------- ----------------- ------------------
John M. Jacobs,    2012    $     150,000  $           79,732          -  $          -   $         29,952  $         259,684
CEO                2011    $     150,000  $           12,751          -  $      6,356   $         28,652  $         222,759
----------------- -------- -------------- ------------------- ---------- -------------- ----------------- ------------------
Robert J.          2012    $      91,000  $           16,200          -  $          -                  -  $         107,200
Kenney, VP         2011    $      75,000  $            7,500          -  $      2,542                  -  $          85,042
----------------- -------- -------------- ------------------- ---------- -------------- ----------------- ------------------

(1) On June 30, 2009, the compensation committee of the board of directors awarded 5,000,000 and 2,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share to Mr. Jacobs and Mr. Kenney, respectively, which vest as set forth in the table below. The term of the options is five years and they expire in June 2014.

------------------------- --------------------------------------------------
      Vesting date                Incentive Stock Option Awards
------------------------- --------------------------------------------------
                          John M. Jacobs         Robert J. Kenney
------------------------- ---------------------- ---------------------------
June 30, 2009                   2,500,000               1,000,000
------------------------- ---------------------- ---------------------------
June 30, 2010                   2,500,000               1,000,000
------------------------- ---------------------- ---------------------------

The amounts shown in this column represent the dollar amount recognized for financial reporting purposes during the fiscal year for the fair value of stock options received by the named individuals, excluding the effects of forfeitures relating to service-based vesting conditions. The assumptions used to compute the fair value are disclosed in "Note L, Stock-Based Compensation" to the audited financial statements included herein under Part II Item 8.

(2) Other compensation includes insurance premiums paid by the Registrant on behalf of the named executive officer under verbal agreement with the Executive Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and stock awards as of May 31, 2012.

---------------- -----------------------------------------------------------------------------------
                                                   OPTION AWARDS
---------------- -----------------------------------------------------------------------------------
                                                         EQUITY
                                     NUMBER OF       INCENTIVE PLAN
                    NUMBER OF        SECURITIES      AWARDS; NUMBER
                   SECURITIES        UNDERLYING      OF SECURITIES
                   UNDERLYING       UNEXERCISED        UNDERLYING
                   UNEXERCISED      OPTIONS (#)       UNEXERCISED        OPTION          OPTION
                   OPTIONS (#)     UNEXERCISABLE        UNEARNED        EXERCISE       EXPIRATION
     NAME          EXERCISABLE                        OPTIONS (#)       PRICE ($)         DATE
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

The following table sets forth compensation received by non-employee directors for the fiscal year ended May 31, 2012.


----------------------------- ---------------------------------- -------------
            NAME               FEES EARNED OR PAID IN CASH ($)    TOTAL ($)
----------------------------- ---------------------------------- -------------
      Brad Tuckwiller                       $1,800                  $1,800
----------------------------- ---------------------------------- -------------
      C. David Thomas                       $1,800                  $1,800
----------------------------- ---------------------------------- -------------
       Timothy Maddox                       $1,500                  $1,500
----------------------------- ---------------------------------- -------------
      Linda G. Aguilar                      $1,500                  $1,500
----------------------------- ---------------------------------- -------------

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

                                                                                 Amount and
                                                                                  Nature of
                                                    Name and Address of           Beneficial            Percent of
              Title of Class                         Beneficial Owner            Ownership(1)             Class(2)
----------------------------------------------------------------------------------------------------------------------
MORE THAN 5.00% BENEFICIAL OWNERSHIP

                  Common                              John M. Jacobs              42,775,746   (3)        13.82%
                                                 300 Summers St. Suite 970
                                                   Charleston, WV 285301

                  Common                           Ungurean, Charles D.           33,230,223              11.16%
                                                   8400 Dunsinane Drive
                                                     Dublin, OH 43017

                  Common                             Fay S. Alexander             27,201,911   (4)         9.07%
                                                  6318 Timarron Cove Lane
                                                   Burke, VA 22015-4073

DIRECTORS AND NAMED EXECUTIVE OFFICERS

                                                      John M. Jacobs              42,775,746   (3)        13.82%
                  Common                         300 Summers St. Suite 970
                                                   Charleston, WV 285301

                                                     Robert J. Kenney             7,150,000    (5)         2.38%
                  Common                            809 Sherwood Drive
                                                   Charleston, WV 25314

                                                      Mario J. Marra               989,795     (*)
                  Common                             204 Olive Street
                                                   Bridgeport, WV 26330

                                                     Eric D. Ridenour             10,709,618   (6)         3.55%
                  Common                           Two Morrocroft Centre
                                                4064 Colony Road, Suite 195
                                                    Charlotte, NC 28211

                                                                                 Amount and
                                                                                  Nature of
                                                    Name and Address of           Beneficial            Percent of
              Title of Class                         Beneficial Owner            Ownership(1)             Class(2)
----------------------------------------------------------------------------------------------------------------------

                                                      C. David Thomas              917,295     (*)
                  Common                              P. O., Box 5157
                                                   Charleston, WV 25361

                                                   Bradley W. Tuckwiller          5,869,152    (7)         1.96%
                  Common                               P O Box 1294
                                                    Lewisburg, WV 24901

                  Common                        ALL DIRECTORS AND EXECUTIVE       68,411,606              21.71%
                                                    OFFICERS AS A GROUP
-----------------------------------

(*)Represents beneficial ownership of less than one percent of the Company's common stock.

1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of August 30, 2012 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

2) Based on 297,859,664 shares of common stock issued and outstanding as of August 30, 2012.

3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership ("JFLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,193,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes 5,000,000 in vested options to purchase Company stock exercisable within 60 days of August 30, 2012. Includes the right to convert Series C Preferred Stock holdings to 6,733,340 shares of common stock exercisable within 60 days of August 30, 2012. John M. Jacobs is the CEO and a member of the board of directors for the Registrant.

4) Includes 21,641,869 shares of common stock held in the name of Graphite Investment, LLC ("Graphite") and 2,204,001 shares held in the name of Southall Management Corporation ("Southall") of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of August 30, 2012. Includes 1,214,700 shares held in joint tenancy with spouse, Dan C. Alexander.

5) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lee Anne Kenney. Includes 335,000 shares of common stock held in the Individual Retirement Account ("IRA") of Robert J. Kenney. Includes 510,000 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Lee Anne Kenney. Includes 2,000,000 in vested options to purchase Company stock exercisable within 60 days of August 30, 2012.

6) Includes 562,346 shares of common stock held in joint tenancy with spouse, Mary K. Ridenour. Includes 1,211,763 shares of common stock held in the Individual Retirement Account of Eric D. Ridenour. Includes the right to convert Series C Preferred Stock holdings to 2,811,730 shares of common stock held in joint tenancy with spouse. Includes the right to convert Series C Preferred Stock holdings to 810,670 shares of common stock held in the Individual Retirement Account of Eric D. Ridenour exercisable within 60 days of August 30, 2012.

7) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lynn D. Tuckwiller. Includes 1,000,000 in vested options to purchase Company stock exercisable within 60 days of August 30, 2012.

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

During fiscal 2012, advances to the Company from Mr. Jacobs amounted to $1,124,925, which included assumption of company debt in the amount of $393,519, and repayments to Mr. Jacobs amounted to $1,152,006. As of May 31, 2012, the balance due the Company from Mr. Jacobs was $57,046. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2012 was $18,003.

During fiscal 2011, advances to the Company from Mr. Jacobs amounted to $1,125,113, which included assumption of company debt in the amount of $624,303, and repayments to Mr. Jacobs amounted to $1,162,182. As of May 31, 2011, the balance due the Company from Mr. Jacobs was $29,965. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2011 was $143,460.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2012 and 2011 fiscal years.

As of September 13, 2012, $102,956 was owed by the Company to Mr. Jacobs.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

AUDIT FEES

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-Q, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2012 amounted to $102,080.

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-Q, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2011 amounted to $99,894.

AUDIT-RELATED SERVICES

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2012 amounted to $8,270.

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2011 amounted to $10,038.

FEES FOR TAX PREPARATION SERVICES

During fiscal 2012, billings for tax preparation services were $8,919. During fiscal 2011, billings for tax preparation services were $8,729.

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

     (a)(2) The following financial statement schedules are included in response to Item 8 herein:

                                                                     Page
                                                                   --------
SCHEDULES

Schedule I - Summary of Investments - Other than Investments
 in Related Parties                                                  F-43
Schedule II - Condensed Financial Information of Registrant          F-44
Schedule III - Supplementary Insurance Information                   F-46
Schedule IV -  Supplementary Insurance Information - Reinsurance     F-47
Schedule VI - Supplemental Information                               F-48

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

                                                                     Page
                                                                   --------
SCHEDULES

Schedule I - Summary of Investments - Other than Investments
 in Related Parties                                                  F-43
Schedule II - Condensed Financial Information of Registrant          F-44
Schedule III - Supplementary Insurance Information                   F-46
Schedule IV -  Supplementary Insurance Information - Reinsurance     F-47
Schedule VI - Supplemental Information                               F-48

Malin, Bergquist & Company,  LLP
------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS



           Report of Independent Registered Public Accounting Firm




To the Board of Directors
Jacobs Financial Group, Inc.
Charleston, West Virginia

We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. and subsidiaries (the "Company") as of May 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and mandatorily redeemable preferred stock and stockholders' equity (deficit) for the years then ended. Our audits also included the financial statement schedules listed in the Index as Item 15. The Company's management is responsible for these consolidated financial statements and financial statement schedules. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.

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


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, PA
September 13, 2012

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                    MAY 31, 2012            MAY 31, 2011
                                                                                 -----------------        ----------------
ASSETS

INVESTMENTS AND CASH:

Bonds and mortgaged-back securities available for sale, at market value          $    6,098,648           $    6,038,718
(amortized cost - 5/31/12 $5,915,428; 05/31/11 $5,858,595)
Equity investments available for sale, at market value, net                             484,274                  453,456
(amortized cost - 5/31/12 $519,120; 05/31/11 $450,908)
Short-term investments, at cost (approximates market value)                             991,875                1,007,617
Cash                                                                                    259,079                  290,569
                                                                                 -----------------        ----------------
                         TOTAL INVESTMENTS AND CASH                                   7,833,876                7,790,360

Investment income due and accrued                                                        42,981                   38,736
Premiums and other accounts receivable                                                  289,463                  171,702
Prepaid reinsurance premium                                                             243,877                  264,763
Funds deposited with Reinsurers                                                          42,458                        -
Deferred policy acquisition costs                                                       167,010                  190,711
Furniture, automobile, and equipment, net of accumulated
 depreciation of $102,616 and $158,267, respectively                                     22,404                   33,140
Other assets                                                                             96,370                   21,986
Intangible assets                                                                       150,000                  150,000
                                                                                 -----------------        ----------------
                                       TOTAL ASSETS                              $    8,888,439           $    8,661,398
                                                                                 =================        ================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                             $    1,026,489           $      815,512
Reserve for unearned premiums                                                           771,089                  851,783
Advanced premium                                                                        139,402                   20,195
Accrued expenses and professional fees payable                                          473,540                  573,568
Accounts payable                                                                        172,627                  144,997
Ceded reinsurance payable                                                                     -                   77,635
Related party payable                                                                   109,309                   99,209
Term and demand notes payable to related party                                          377,954                  405,035
Notes payable                                                                         4,836,000                4,874,500
Accrued interest payable                                                              1,716,884                1,148,730
Accrued interest payable to related party                                               209,069                  140,181
Other liabilities                                                                       290,706                   89,257
Mandatorily  redeemable Series A Preferred Stock,  $.0001 par value per share; 1 million shares  authorized;  1,126 shares issued and outstanding at May 31, 2012
and May 31, 2011, respectively; stated liquidation value of $1,000 per share          1,424,863                        -
Mandatorily  redeemable  Series B Preferred  Stock,  $.0001 par value per share;
3,136 shares authorized; 2,817 shares issued and outstanding at May 31, 2012 and
May 31, 2011; stated liquidation value of $1,000 per share                            4,610,224                4,257,703
                                                                                 -----------------        ----------------
                                      TOTAL LIABILITIES                              16,158,156               13,498,305

Series A  Preferred  Stock,  $.0001  par  value  per  share;  1  million  shares authorized;  1,549  shares  issued and  outstanding  at May 31, 2012 and May 31,
2011, respectively; stated liquidation value of $1,000 per share                      1,841,555                3,138,623
                                                                                 -----------------        ----------------
                        TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                  1,841,555                3,138,623

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized;
6,805  shares  issued  and  outstanding  at May  31,  2012  and  May  31,  2011, respectively;  includes  $4,299,181 and  $3,451,348  accrued Series C dividends,
respectively                                                                         10,330,112                9,482,279
Common  stock,  $.0001  par value per  share;  490  million  shares  authorized;
270,352,831  and  242,304,304  shares issued and outstanding at May 31, 2012 and
May 31, 2011, respectively                                                               27,035                   24,230
Additional paid in capital                                                            3,664,923                3,549,443
Accumulated deficit                                                                 (23,281,717)             (21,214,153)
Accumulated other comprehensive income (loss)                                           148,375                  182,671
                                                                                 -----------------        ----------------
                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (9,111,272)              (7,975,530)
                                                                                 -----------------        ----------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $    8,888,439           $    8,661,398
                                                                                 =================        ================

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED MAY 31,
                                                                 ------------------------------
                                                                       2012            2011
                                                                 --------------  --------------

REVENUES:

Investment advisory services                                     $    242,472    $    266,963
Insurance premiums and commissions                                  1,203,318         929,355
Net investment income                                                 279,410         229,777
Net realized investment gains                                          93,379         116,187
Other income                                                           14,615          19,193
                                                                 --------------  --------------
                                         TOTAL REVENUES             1,833,194       1,561,475


OPERATING EXPENSES:

Incurred policy losses                                                210,977         204,323
Insurance policy acquisition costs                                    311,385         313,223
General and administrative                                          1,284,341       1,050,486
Depreciation                                                           10,736          15,339
                                                                 --------------  --------------
                               TOTAL OPERATING EXPENSES             1,817,439       1,583,371
                                                                 --------------  --------------

                          NET INCOME (LOSS) FROM OPERATIONS            15,755         (21,896)

Gain on debt extinguishment                                           150,604          54,358
Accrued dividends of Series A Mandatorily Redeemable
Preferred Stock                                                       (14,069)              -
Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock                                           (352,522)       (430,821)
Interest expense                                                     (905,601)       (908,375)
                                                                 --------------  --------------

                                       NET INCOME (LOSS)           (1,105,833)     (1,306,734)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                         (113,726)       (133,356)
Accrued dividends on Series C Preferred Stock equity                 (847,833)       (781,062)
                                                                 --------------  --------------

       NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS     $ (2,067,392)   $ (2,221,152)
                                                                 ==============  ==============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                      $      (0.01)   $      (0.01)
                                                                 ==============  ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING                               255,549,409     227,839,197
                                                                 ==============  ==============




                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                           YEAR ENDED MAY 31,
                                                                                     -------------------------------
                                                                                          2012             2011
                                                                                     -------------    --------------
COMPREHENSIVE INCOME (LOSS):

Net loss attributable to common stockholders                                         $ (2,067,392)    $ (2,221,152)


OTHER COMPREHENSIVE INCOME (LOSS):

Net unrealized gain of available-for-sale investments arising during period                19,320           39,007

Reclassification adjustment for realized loss included in net loss                        (53,616)         (60,951)
                                                                                     -------------    --------------

Net unrealized loss attributable to available-for-sale investments recognized
 in other comprehensive income (loss)                                                     (34,296)         (21,944)
                                                                                     -------------    --------------


                COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $ (2,101,688)    $ (2,243,096)
                                                                                     =============    ==============
































                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                   2012            2011
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                      $ (1,105,833)    $ (1,306,734)

Adjustments to reconcile net loss to net cash provided by operating activities:

Unearned premium                                                    59,399          203,505
Stock option expense                                                   370           16,782
Stock issued in connection with financing arrangements              70,175          124,197
Stock issued in connection with dividend arrangements               43,098            1,877
Accrual of Series A preferred stock dividends                       14,069                -
Accrual of Series B preferred stock dividends and accretion        352,521          430,821
Stock issued in connection with services rendered                    4,470                -
Provision for loss reserves                                        210,977          204,322
Amortization of premium                                             81,247          118,580
Depreciation                                                        10,736           15,339
Accretion of discount                                                 (104)         (14,478)
Realized gain on sale of securities                                (93,379)        (116,187)
Gain on extinguishment of debt                                    (150,604)         (54,358)
Loss on disposal of equipment                                            -              336
Change in operating assets and liabilities:
Other assets                                                       (74,384)           5,848
   Premium and other receivables                                  (117,761)         (24,236)
   Investment income due and accrued                                (5,831)          (6,152)
   Deferred policy acquisition costs                                23,701          (62,258)
Related party accounts payable                                      10,100            3,050
Accounts payable and cash overdraft                                 27,630           (1,318)
Accrued expenses and other liabilities                             768,973          652,181
                                                              -------------    -------------

       NET CASH FLOWS FROM OPERATING ACTIVITIES                    129,570          191,117

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in short-term investments                       15,742         (743,538)
Costs of bonds acquired                                         (1,883,581)      (2,623,919)
Costs of mortgaged-backed securities acquired                     (634,182)      (1,976,383)
Purchase of equity securities                                     (247,056)        (448,992)
Proceeds from sale of securities available for sale              1,757,718        3,542,943
Repayment of mortgage-backed securities                            894,294        1,622,788
(Purchase)/Collection - accrued interest                             1,586             (749)
Purchase of furniture and equipment                                      -          (30,435)
                                                              -------------    -------------

    NET CASH FLOWS USED IN INVESTING ACTIVITIES                    (95,479)        (658,285)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                                 1,124,925        1,125,113
Repayment of related party debt                                 (1,152,006)      (1,162,183)
Proceeds from borrowings                                           849,000        1,762,000
Repayment of borrowings                                           (887,500)      (1,046,619)
Proceeds from exercise of common stock warrants                          -            4,855
                                                              -------------    -------------

         NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES        (65,581)         683,166

NET INCREASE (DECREASE) IN CASH                                    (31,490)         215,998

CASH AT BEGINNING OF PERIOD                                        290,569           74,571
                                                              -------------    -------------

CASH AT END OF PERIOD                                         $    259,079     $    290,569
                                                              =============    =============

SUPPLEMENTAL DISCLOSURES

Interest paid                                                 $    145,398     $    210,266
Income taxes paid                                                        -                -

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt                  70,347          124,201

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED MAY 31, 2011

                                           -----------------------------------------------------------------------------------------

                                                                            STOCKHOLDERS' EQUITY (DEFICIT)

                           SERIES A        -----------------------------------------------------------------------------------------
                    MANDATORILY REDEEMABLE        COMMON STOCK             SERIES C PREFERRED               ACCUMULATED
                                           ------------------------------ ---------------------                OTHER
                                                               ADDITIONAL                                  COMPREHENSIVE
                         PREFERRED STOCK                        PAID-IN               AMOUNT    ACCUMULATED    INCOME
                         SHARES   AMOUNT     SHARES    AMOUNT   CAPITAL     SHARES   AND APIC     DEFICIT      (LOSS)      TOTAL
                         -----  ---------- ----------- ------- ----------  --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2010    2,675  $3,005,266 214,464,012 $21,446 $3,404,431      6,805 $ 8,701,217 $(18,992,919) $204,615 $(6,661,210)

Issuance of common
 stock as compensation
 for services                -           -     500,000      50      1,998          -           -            -         -       2,048

Issuance of common
 stock as additional
 consideration for
 financing arrangements      -           -  18,980,966   1,898    117,386          -           -            -         -     119,284

Exercise of warrants         -           -   8,359,326     836      4,019          -           -            -         -       4,855

Accretion of Series A
 mandatorily redeemable
 convertible preferred
 stock                       -      10,889           -       -          -          -           -      (10,889)        -     (10,889)

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock             -     122,468           -       -          -          -           -     (122,549)        -    (122,549)

Accrued dividends of
 Series C equity
 preferred stock             -           -           -       -          -          -     781,062     (781,062)        -           -

Increase (Decrease) in
 accrual of common
 shares to be issued
 in connection with
 financing arrangements      -           -           -       -      4,827          -           -            -         -       4,827

Common stock option
 expense                     -           -           -       -     16,782          -           -            -         -      16,782

Unrealized net loss
 on available for
 sale securities             -           -           -       -          -          -           -            -   (21,944)    (21,944)

Net loss,
 year ended
 May 31, 2011                -           -           -       -          -          -           -   (1,306,734)        -  (1,306,734)

                         -----  ---------- ----------- ------- ----------  --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2011    2,675  $3,138,623 242,304,304 $24,230 $3,549,443      6,805 $ 9,482,279 $(21,214,153) $182,671 $(7,975,530)
                         =====  ========== =========== ======= ==========  ========= =========== ============  ======== ============


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED MAY 31, 2012

                                           -----------------------------------------------------------------------------------------

                                                                            STOCKHOLDERS' EQUITY (DEFICIT)

                           SERIES A        -----------------------------------------------------------------------------------------
                    MANDATORILY REDEEMABLE        COMMON STOCK             SERIES C PREFERRED                ACCUMULATED
                                           ------------------------------ ---------------------                 OTHER
                                                               ADDITIONAL                                   COMPREHENSIVE
                          PREFERRED STOCK                       PAID-IN                AMOUNT    ACCUMULATED    INCOME
                         SHARES     AMOUNT   SHARES    AMOUNT   CAPITAL      SHARES   AND APIC     DEFICIT      (LOSS)      TOTAL
                         -----  ---------- ----------- ------- ----------  --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2011    2,675  $3,138,623 242,304,304 $24,230 $3,549,443      6,805 $ 9,482,279 $(21,214,153) $182,671 $(7,975,530)

Issuance of common
 stock as compensation
 for services                -           -   1,000,000     100      4,370          -           -            -         -       4,470

Issuance of common
 stock as additional
 consideration for
 financing arrangements      -           -  27,048,527   2,705    120,818          -           -            -         -     123,523

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock             -     113,726           -       -          -          -           -     (113,726)        -    (113,726)

Accrued dividends of
 Series C equity
 preferred stock             -           -           -       -          -          -     847,833     (848,005)        -        (172)

Reclassification of
 Series A from
 temporary equity
 to liabilities         (1,126) (1,410,794)          -       -          -          -           -            -         -           -

Increase (Decrease) in
 accrual of common
 shares to be issued
 in connection with
 financing arrangements      -           -           -       -    (10,078)         -           -            -         -     (10,078)

Common stock option
 expense                     -           -           -       -        370          -           -            -         -         370

Unrealized net loss
 on available for
 sale securities             -           -           -       -          -          -           -            -   (34,296)    (34,296)

Net loss, year ended
 May 31, 2012                -           -           -       -          -          -           -   (1,105,833)        -  (1,105,833)

                         -----  ---------- ----------- ------- ----------  --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2012    1,549  $1,841,555 270,352,831 $27,035 $3,664,923      6,805 $10,330,112 $(23,281,717) $148,375 $(9,111,272)
                         =====  ========== =========== ======= ==========  ========= =========== ============  ======== ============




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

         LIQUIDITY AND GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company experienced income from operation and operating losses of approximately $16,000 and ($22,000) for the years ended May 31, 2012 and 2011, respectively. The Company's income (or loss) decreases (or increases) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, to losses of approximately $1,219,559 and $1,440,000 for the years ended May 31, 2012 and 2011. Losses are expected to continue until FSC develops a more substantial book of business. While improvement is anticipated as the Company's business plan is implemented, restrictions on the use of FSC's assets (See Note C), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

         USE OF ESTIMATES

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates are loss reserves, stock options, valuation of investments, and the valuation of deferred tax benefits. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         carried at current market values, with changes in market value being recorded in current operations.

         Debt and equity securities that the Company may not have a positive intent to hold until maturity and not classified as trading, are considered to be available for sale and carried at current market values, with unrealized gains and losses reflected as a separate component of other comprehensive income in consolidated shareholders' equity.

         Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company classifies all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income.

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

         These transactions expose the Company to potential market risk for which the Company receives a premium up front. The market risk relates to the requirement to deliver the underlying security to the purchaser of the call within a definite time at an agreed market price regardless of the then current market price of the security. As a result the Company takes the risk that it may be required to sell the security at the strike price, which could be a price less than the then market price. Should the security decline in market price over the holding period of the call option, the Company realizes the option premium received as income and the Company lessens or mitigates this risk which may be eliminated by a closing transaction for the covered call and sale of the underlying security.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ALLOWANCE FOR UNCOLLECTIBLE PREMIUM AND OTHER RECEIVABLES

         The majority of the Company's fee revenue is generated by services provided to companies and individuals throughout the Eastern United States. Management evaluates the need for a reserve for the amount of these receivables that may be uncollectible, based on historical collection activity adjusted for current conditions. Premium and other receivables are charged-off when deemed uncollectible. Based on this evaluation, management believes that substantially all accounts receivable are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

         IMPAIRMENT

         The Company evaluates long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by discounting estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections and estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected, The Company may be subject to future impairment charges related to these long-lived assets.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected dividend yields, expected stock price risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management's best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different than the assumptions used, stock-based compensation expense could be significantly different.

         INCOME TAXES

         The Company currently has net operating loss ("NOL") carry-forwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, the Company has recorded a valuation allowance against this deferred tax asset as it has determined that it is more likely than not that it will not be able to fully utilize the NOLs. Should assumptions regarding the utilization of these NOLs change, the Company may reduce some or all of this valuation allowance, which would result in the recording of a deferred income tax benefit.

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

         RECLASSIFICATIONS

         Certain amounts in the 2011 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2012 and for the year then ended. These reclassifications had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         In December 2011, the FASB issued Accounting Standards Update 2011-12, "Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". The object of this Update is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassifications adjustments. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

         In December 2011, the FASB issued Accounting Standards Update 2011-11, "Balance Sheet: Disclosures about Offsetting Assets and Liabilities". The differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) makes the comparability of those statements difficult. The objective of

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         this Update is to facilitate comparison between those financial statements, specifically within the scope of instruments and transactions eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

         In June 2011, the FASB issued Accounting Standards Update 2011-05, "Comprehensive Income: Presentation of Comprehensive Income". The object of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

         In May 2011, the FASB issued Accounting Standards Update 2011-04,"Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". The amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and InFRS. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INVESTMENTS
--------------------

         The Company held the following investments, by security type, that have been classified as available-for-sale and carried at market value at May 31, 2012:

                                                        Gross Unrealized       Gross Unrealized
                                   Amortized Cost             Gains                 Losses          Fair Market Value
                                --------------------- --------------------- --------------------- ---------------------
State and municipal securities  $          2,077,399  $             16,051  $              6,110  $          2,087,340
Equity securities                            533,669                15,176                52,377               496,468
Derivatives                                  (14,549)               (2,344)               (4,699)              (12,194)
Foreign Obligations                          205,247                     -                 9,997               195,250
Mortgage Backed Securities                 3,632,782               185,140                 1,864             3,816,058
                                --------------------- --------------------- --------------------- ---------------------
                                $          6,434,548  $            214,023  $             65,649  $          6,582,922
                                ===================== ===================== ===================== =====================

         The Company held the following investments, by security type, that were classified as available-for-sale and carried at market value at May 31, 2011:

                                                        Gross Unrealized     Gross Unrealized
                                   Amortized Cost            Gains                Losses           Fair Market Value
                                --------------------- --------------------- --------------------- ---------------------
State and municipal securities  $          1,073,724  $                  -  $             26,955  $          1,046,769
Equity securities                            461,524                11,685                 7,002               466,207
Derivatives                                  (10,616)               (3,010)                 (875)              (12,751)
Mortgage Backed Securities                 4,784,871               208,356                 1,278             4,991,949
                                --------------------- --------------------- --------------------- ---------------------
                                $          6,309,503  $            217,031  $             34,360  $          6,492,174
                                ===================== ===================== ===================== =====================

         Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result the Company classifies all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income.

         There are no securities classified as held to maturity at May 31, 2012 or May 31, 2011.

         Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Condensed Balance Sheets and Statements of Operations.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ASSETS  MEASURED  AT FAIR  VALUE ON A  RECURRING  BASIS ARE  SUMMARIZED
         BELOW:

                                                                                May 31, 2012
                                                      ------------------------------------------------------------------
                                                                Fair Value Measurements Using
                                                      --------------------------------------------------   Assets At
                                                          Level 1          Level 2          Level 3        Fair Value
                                                      ---------------- ---------------- ---------------- ---------------
         Assets:
         Fixed income securities at fair value        $        -       $  6,098,648     $          -     $  6,098,648
         Equity securities at fair value (includes
         derivatives)                                      484,274                -                -          484,274
         Short-term investments at fair value              991,875                -                -          991,875
                                                      ---------------- ---------------- ---------------- ---------------
         Total Assets                                 $  1,476,149     $  6,098,648     $          -     $  7,574,797
                                                      ================ ================ ================ ===============


                                                                                May 31, 2011
                                                      ------------------------------------------------------------------
                                                                Fair Value Measurements Using
                                                      --------------------------------------------------   Assets At
                                                          Level 1          Level 2          Level 3        Fair Value
                                                      ---------------- ---------------- ---------------- ---------------
         Assets:
         Fixed income securities at fair value        $          -     $  6,038,718     $          -     $  6,038,718
         Equity securities at fair value (includes
         derivatives)                                      453,456                -                -          453,456
         Short-term investments at fair value            1,007,617                -                -        1,007,617
                                                      ---------------- ---------------- ---------------- ---------------
         Total Assets                                 $  1,461,073     $  6,038,718     $          -     $  7,499,791
                                                      ================ ================ ================ ===============

         The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2012 or at May 31, 2011.

         At May 31, 2011, the Company's insurance subsidiary had securities and short term investment with a fair value of $1,090,186 on deposit with the State insurance department to satisfy regulatory requirements. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the Insurance Commissioner. Accordingly, investments and cash in the amount of $7,833,825 and $7,789,441 as of May 31, 2012 and 2011, respectively, are restricted to the use of FSC.

         Principal   repayments  on  U.S.   government  agency   mortgage-backed
         securities held by the Company as of May 31, 2012 are estimated as follows:

                                                      Amortized     Fair Market
                                                         Cost          Value
                                                   -------------- --------------
           Due in one year or less                 $     248,353  $     262,210
           Due after one year through five years         277,323        292,504
           Due after five years through ten years        250,688        263,924
           Due after ten years                         2,856,418      2,997,420
                                                   -------------- --------------
                                                   $   3,632,782  $   3,816,058
                                                   ============== ==============

         Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

         An analysis of net investment income follows:

                                                 2012          2011
                                            ------------- --------------

             Bonds - fixed maturities       $     76,424  $      59,516

             Mortgage-backed securities          190,949        170,129

             Equity investments                   11,960              -

             Short-term investments                   77            132
                                            ------------- --------------

             Total investment income             279,410        229,777
                                            ------------- --------------
             Investment expense                        -              -
                                            ------------- --------------
             Net investment income          $    279,410  $     229,777
                                            ============= ==============

         The increases (decrease) in unrealized appreciation of investments were as follows:


                                                  2012          2011
                                             -------------- ------------

         Bonds-fixed maturities              $      26,899  $   (26,955)
         Mortgage-backed securities                (23,802)       2,463
         Equity securities                         (37,393)       2,548
                                             -------------- ------------
            Increase (decrease) in
            unrealized appreciation          $     (34,296) $   (21,944)
                                             ============== ============

         The gross gains and gross losses realized on available-for-sale securities were as follows:

                                                                    Gross          Gross
                                                    Gross         Realized        Realized
                                                   Proceeds         Gains          Losses
                                               ---------------- -------------- ---------------
          2012
          Bonds-fixed maturities               $       688,281  $       26,439 $            -
          Mortgage-backed securities                   874,051          50,399              -
          Equity securities                            112,876           2,168         (2,976)
          Derivatives (equity securities)               78,578          26,676         (9,327)
                                               ---------------- -------------- ---------------
                                        Total  $     1,753,786  $      105,682 $      (12,303)
                                               ================ ============== ===============

          2011
          Bonds-fixed maturities               $     1,592,745  $       32,187 $            -
          Mortgage-backed securities                 1,952,133          84,017              -
          Equity securities (derivatives)                1,916               -            (17)
                                               ---------------- -------------- ---------------
                                        Total  $     3,546,794  $      116,204 $          (17)
                                               ================ ============== ===============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2012 and May 31, 2011.


                                 Less than 12 Months               12 Months or More                     Total
                           --------------------------------- ------------------------------ --------------------------------
                                Cost          Unrealized         Cost        Unrealized          Fair         Unrealized
                                 (a)            Losses           (a)           Losses           Value           Losses
                           ---------------- ---------------- ------------- ---------------- --------------- ----------------
          2012

    Equity securities      $     266,036    $     36,909     $    81,169   $      15,468    $     294,828   $      52,377

 Bonds- Fixed Maturities         888,501          13,734         523,068           2,373        1,395,462          16,107

     Mortgage-backed
       securities                272,548           1,362          38,189             503          308,872           1,865
                           ---------------- ---------------- ------------- ---------------- --------------- ----------------

          Total            $   1,427,085    $     52,005     $   642,426   $      18,344    $   1,999,162   $      70,349
                           ================ ================ ============= ================ =============== ================


          2011

    Equity securities      $     186,825    $      7,002     $         -   $           -    $     179,823   $       7,002

 Bonds- Fixed Maturities       1,073,724          26,955               -               -        1,046,769          26,955

     Mortgage-backed
       securities                136,269           1,278               -               -          134,991           1,278
                           ---------------- ---------------- ------------- ---------------- --------------- ----------------

          Total            $   1,396,818    $     35,235     $         -   $           -    $   1,361,583   $      35,235
                           ================ ================ ============= ================ =============== ================

         (a)  For  bonds-fixed   maturities  and   mortgage-backed   securities,
         represents amortized costs.

         As of May 31, 2012, the Company held four mortgage-backed securities with gross unrealized losses of $1,865, two of which have been in a continuous loss position for more than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates.

         As of May 31, 2012, the Company held four fixed maturity bonds with gross unrealized losses of $16,107, one of which has been in a continuous loss position for more than 12 months.

         As of May 31, 2012, the Company held fourteen equity security investments with gross unrealized losses of $52,377, three of which has

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         been in a continuous loss position for more than 12 months. These securities consist of common stock whose fair value is sensitive to movements in market interest rates.

         All unrealized losses are considered temporary since the Company has the ability to hold the securities until maturity, if needed.


NOTE D - DEFERRED POLICY ACQUISITION COSTS
------------------------------------------

         The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.


                                                         2012          2011
                                                    -------------- -------------

               Balance at beginning of year
                                                    $     190,711  $    128,453
               Acquisition costs deferred
                                                          287,684       372,678
               Amortization charged to operations
                                                         (311,385)     (310,420)
                                                    -------------- -------------

                                             Total  $     167,010  $    190,711
                                                    ============== =============
NOTE E - OTHER ASSETS
---------------------

         Included in other assets as of May 31, 2012 and May 31, 2011 are $96,370 and $21,986 of prepaid expenses and deposits. The balance on May 31, 2012 includes an $80,000 deposit for legal fees.

NOTE F - INTANGIBLES
--------------------

         As the result of the acquisition of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair market value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2012 and 2011.

NOTE G-RESERVE FOR LOSSES AND LOSS EXPENSE
------------------------------------------

         Reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations in conjunction with estimates derived from industry and Company historical experience. As of May 31, 2012, the Company's insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds while also providing other miscellaneous surety bonds that are substantially secured by collateral consisting of investment accounts that are managed by Jacobs & Company. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site. In

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         underwriting such bonds, management obtains estimates of costs to reclaim the properties subject of the permit(s) in accordance with those mining permit(s), as prepared by independent outside professionals experienced in this field of work and hired by FSC, in addition to other underwriting and financial risk considerations. FSC requires the principal to provide cash in amounts deemed sufficient to reclaim the disturbed land and thus mitigate the exposure to significant loss. Such cash is invested in investment collateral accounts managed by Jacobs utilizing conservative investment strategies. Inspections of mining activity and reclamation work are performed on a regular basis with initial costs estimates being updated periodically. Should the principal default in the obligation to reclaim the property in accordance with the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or would be required to forfeit the face amount of the bond to the agency to which the bond is issued. Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced no claims for losses as of May 31, 2012 and thus provisions for losses and loss adjustment expense have been based on industry averages adjusted for other factors unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.

         At May 31, 2012 and May 31, 2011, the reserve for losses and loss expenses consisted of:


                                                      2012             2011
                                                 -------------- ----------------

             Balance at beginning of year
                                                 $     815,512  $       611,190

             Incurred policy losses-current year       210,977          204,322
             Incurred policy losses-prior year               -                -

             Amounts paid-current year losses                -                -
             Amounts paid-prior year losses                  -                -
                                                 -------------- ----------------


             Balance at end of year              $   1,026,489  $       815,512
                                                 ============== ================

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - NOTES PAYABLE
----------------------

         At May 31, 2012 and 2011, the Company had the following unsecured notes payable to individuals and a commercial bank:

                                                                         2012          2011
                                                                     ------------- -------------
              Unsecured demand notes payable to individuals and
              others; interest rate fixed @ 10% ($75,000 to
              related party)                                         $  1,589,000  $  1,492,500

              Unsecured demand notes payable to individuals and
              others                                                            -       103,000

              Unsecured demand notes payable to individuals and
              others; interest rate fixed @ 12%                            15,000             -

              Secured demand note payable to  individuals;  interest
              rate fixed @ 14%;  secured by accounts  receivable for
              investment advisory fees                                     62,000        45,000

              Secured demand note payable to  individuals;  interest
              rate fixed @ 10%;  secured by accounts  receivable for
              investment advisory fees                                    105,000             -

              Secured demand note payable to  individuals;  interest
              rate fixed @ 12%;  secured by accounts  receivable for
              investment advisory fees                                          -        40,000

              Secured demand note payable to  individuals;  interest
              rate fixed @ 12%;  secured by accounts  receivable for
              investment advisory fees                                          -       129,000

              Unsecured    short-term    advances   from   principal
              shareholder and chief executive officer; interest rate
              fixed @ 12% (Also See Note T - Related Party
              Transactions)                                               (57,046)      (29,965)

              Unsecured note(s)payable to individual(s) under a
              bridge- financing arrangement described below
              ($360,000 to related party)                               3,500,000     3,500,000
                                                                     ------------- -------------

                                                           Total     $  5,213,954  $  5,279,535
                                                                     ============= =============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                         Date of Issuance               Shares Issued
                         ---------------------          --------------
                         September 10, 2008                 4,870,449
                         March 10, 2009                     5,010,640
                         September 10, 2009                 5,354,642
                         March 10, 2010                     6,005,925
                         September 10, 2010                 6,213,285
                         March 10, 2011                     6,738,900
                         September 10, 2011                 7,043,710
                         March 10, 2012                     7,430,017
                                                        --------------
                                                           48,667,568
                                                        ==============

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. The Original forbearance was amended October 13, 2009. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of the Company's subsidiary, Crystal Mountain Water (CMW), as security for repayment of the loans. The original repayment schedule called for quarterly payments of $224,515. The Holders agreed that under the forbearance the Company may satisfy its obligation by increasing the quarterly payments by $67,185, (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. In addition, the interest rate was increased to 17.00%. Although the Company failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans.

         In anticipation of a proposed financing and as a condition thereof, the Company and each of the bridge lenders entered into a Loan Modification Agreement dated February 25, 2012 which provided for modification of the Promissory Notes, including an extension of the term of the Promissory Notes, and Subscription Agreements in exchange for a partial cash payment to each bridge lender. To date, the proposed financing has not closed, and the Company has been unable to remit the partial payment. On August 10, 2012, the Company entered into an agreement with the bridge lenders, pursuant to which the bridge lenders formally agreed to forbear from exercising their rights and remedies arising from the accumulated acknowledged events of default with respect to the bridge loans until such date. As consideration for this forbearance, the Company entered into an Amended and Restated General Hypothecation and Pledge Agreement dated August 9, 2012 (the "August 2012 Pledge"), but effective September 23, 2011, granting to the bridge lenders as security for the repayment of the loans a lien and security interest in all of the Company's shares of capital stock of First Surety Corporation. Under the August 2012 Pledge, the bridge lenders acknowledge that the effectiveness of certain of the rights and remedies provided by such agreement may be subject to prior approval by the Office of the Commissioner of Insurance for the State of West
         Virginia. To date, none of the bridge lenders has elected to pursue legal remedies under the Promissory Notes or the August 2012 Pledge.

         Scheduled maturities and principal payments for each of the next five years are as follows:
                                                                     2012
                                                                -------------

              Fiscal year 2012-2013 (including demand notes)    $  5,213,954
              Fiscal year 2013-2014                                        -
              Fiscal year 2014-2015                                        -
              Fiscal year 2015-2016                                        -
              Fiscal year 2016-2017                                        -
              Fiscal year 2017-2018                                        -
                                                                -------------

                                                        Total   $  5,213,954
                                                                =============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - OTHER LIABILITIES
--------------------------

         In the years ended May 31, 2012 and May 31, 2011, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $150,604 and $54,358. For the year ended May 31, 2012, the amount was removed based on the vendor no longer requiring payment on that portion of the balance owed to them. For the year ended May 31, 2011, the amount was removed based upon the conclusion that none of accounts represented an obligation that is legally enforceable against the Company. Such removals were recorded as gains on debt extinguishment.

         As of May 31, 2012, the Company had accrued and withheld approximately $202,000 in Federal payroll taxes and approximately $24,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. Management is in discussions with the IRS and intends to satisfy this obligation as soon as possible.

         As of May 31, 2012, the Company had accrued and withheld approximately $53,000 in West Virginia payroll withholdings and approximately $8,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities. Subsequent to year end, management entered into a payment plan to satisfy this obligation in full over a 15 month payment period.

NOTE J - PREFERRED STOCK
------------------------

         REDEEMABLE PREFERRED STOCK

         On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2012, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000, of which no shares were issued in fiscal 2012 or 2011.

         On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,891 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and non-assessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during this fiscal year.

         The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2012, is $3,713,966.

         Under the terms of the Series B Preferred Stock, upon receipt of such a request, the Company's Board was required to make a good faith determination regarding (A) whether the funds of the Company legally available for redemption of shares of Series B Stock are sufficient to redeem the total number of shares of Series B Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series B Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series B Stock to be redeemed shall be increased by 2% of the Series B Face Amount, with the amount of such increase (I.E., 2% of the Series B Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series B Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series B Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject to redemption shall be paid on a pari passu basis with the Redemption Price of the Series B Stock subject to redemption in accordance herewith. Until the Redemption Price for each share of Series B Stock elected to be redeemed shall have been paid in full, such share of Series B Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

         On March 8, 2011, the Company's Board of Directors determined based on the criteria established under the terms of the Series B Preferred Stock that there were insufficient funds available for the redemption of Series B Stock.

         The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,219,559 in fiscal 2012 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,440,090 in fiscal 2011.

         EQUITY PREFERRED STOCK

         As a means of  alleviating  obligations  associated  with the Company's

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         For the year ending May 31, 2010, 6,805 shares of Series B Stock were surrendered and exchanged for 6,805 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity.

         The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock of $847,833 in fiscal 2012 as compared with a charge to common stockholders' equity of $781,062 in fiscal 2011.

         DIVIDEND PREFERENCE AND ACCRETION

         The Series A Shares are entitled to receive cumulative dividends at the rate of 4.00% per annum.

         The Series B Shares have an 8.0% per annum compounding dividend preference, are convertible into Common Shares of JFG at the option of the holders at a conversion price of $1.00 per Share (as adjusted for dilution) and, to the extent not converted, must be redeemed by the Corporation at any time after December 31, 2010 at the option of the holder. Any such redemption is subject to legal constraints, such as the availability of capital or surplus out of which to pay the redemption, and to a determination by the Board of Directors that the redemption will not impair the operations of First Surety.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. The shares of Series B Preferred Shareholders that chose not to convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. Accretion and dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $251 and $352,271 for the year ended May 31, 2012. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the year ended May 31, 2012.

         During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. These shares of Series A Preferred Shareholders are listed in the liability section of the Balance Sheet in the amount of $1,424,863, which consists of $1,126,000 face value of stock and $298,863 in dividends payable. The dividends associated with these shares of Series A stock after February 29, 2012 is a deduction from net income in the amount of $14,069. There was no accretion on these shares of Series A stock.

         As of May 31, 2012 the Company has chosen to defer payment of dividends on Series A Preferred Stock with such accrued and unpaid dividends amounting to $591,416 through May 31, 2012.

         As of May 31, 2012 the Company has chosen to defer payment of dividends on Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $1,795,746 and $4,299,181 through May 31, 2012.

         ACCOUNTING TREATMENT

         U.S. GAAP requires that an entity classify as liabilities certain financial instruments with characteristics of both liabilities and equity. The Company's Series A and B preferred stock each have mandatory redemption features that subject the Company to the analysis of equity versus liability. Both Series A and B have features that embody a conditional obligation to redeem the instrument upon events not certain to occur and accordingly, are not classified as liabilities until such events are certain to occur. With respect to the Series A

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Preferred Stock, such condition is contingent upon the holder having no further need for surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, having no such surety bonds then outstanding. With respect to the Series B Preferred Stock, if the stock provides an option to the holder to convert to common shares at a rate equivalent to fair value, then the financial instruments are not mandatorily redeemable during the period in which the holder can convert the shares into common shares. Accordingly, the Company has determined that only the Series A preferred stocks held by principals with outstanding surety bonds should not be classified as liabilities. However, in accordance with Securities and Exchange Commission (SEC) Issued Topic No. D- 98, SEC Staff Announcement, "Classification and Measurement of Redeemable Securities", a company that issues preferred shares that are conditionally redeemable is required to account for the conditionally redeemable preferred shares in accordance with Accounting Series Release 268, which states that the shares are to be reflected on the Company's balance sheet between total liabilities and stockholders' equity as temporary equity.

NOTE K - STOCK WARRANTS
-----------------------

         On December 30, 2005, the Company issued warrants to purchase 45,402,996 shares of common stock in connection with the Series A and B Preferred Stock private placements. The exercise price of the warrants is $.001 per share. The warrants were valued using the Black-Scholes pricing model. The warrants issued in connection with the Series A Preferred Stock were valued at $.08 per share or $83,043. The warrants issued in connection with the Series B Preferred Stock were valued at $.01 per share or $449,972.

         In the year ended May 31, 2011, warrants totaling 4,854,564 were exercised for cash and 4,854,564 common shares of the Company were issued at a price of $.001 per share. In addition, warrants totaling 4,266,666 (gross) were exercised under the cashless exercise option, resulting in 761,904 warrants surrendered at the market price of $.0056 to effect those holders' purchase of 3,504,762 net common shares. 386,667 warrants issued in connection with Series B Preferred Stock expired unexercised on the fifth anniversary at December 31, 2010; 600,000 warrants issued in connection with Series A Preferred Stock remain outstanding with expiration on the seventh anniversary of their issuance.

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

         On May 25, 2006, the compensation committee of the board of directors awarded 23,400,000 of incentive stock options to acquire common shares at an exercise price of $.07 per share, of which 5,500,000 shares vested immediately and the remaining 17,900,000 options vesting over the next four years ending in May 2010. Due to changes in employment

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         status for two employees during fiscal year 2010, the awarded options had been reduced to 19,800,000, all of which expired in May 2011.

         On December 28, 2006, the compensation committee of the board of directors awarded 2,100,000 of incentive stock options to acquire common shares at an exercise price of $.04 per share, of which 450,000 shares vested immediately and the remaining 1,650,000 options vesting over the next three years ending in December 2009. As of May 31, 2010, the awarded options had been reduced to 1,800,000 due to changes in employment status, all of which expired in December 2011.

         On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 of incentive stock options to acquire common shares at an exercise price of $.04 per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014. As of May 31, 2011, all 10,000,000 options were vested.

         The following table summarizes option activity under the Plan for the fiscal year ended May 31, 2012.

                                                         Number    Weighted-Avg.
                                        Weighted-Avg.  Of Shares    Remaining     Aggregate
                                          Exercise       Under         Life       Intrinsic
                                            Price        Option      (Years)        Value
                                        ------------- ------------ ------------   ---------
         Balance at June 1, 2011        $    .0400     11,800,000
         Options granted                         -              -
         Options exercised                       -              -

         Options canceled/expired            .0400      1,800,000
                                        ------------- ------------
         Balance, May 31, 2012          $   .04000     10,000,000
                                        ============= ============

         Exercisable at May 31, 2012    $   .04000     10,000,000       2.08      $       -
                                        ============= ============
         Expected to vest               $        -              -          -      $       -
                                        ============= ============

         The following table summarizes activity and pricing information for the non- vested shares under the Plan for the year ended May 31, 2012.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Weighted-            Number
                                              Average              Of
                                            Grant Date          Non-vested
                                            Fair Value           Shares
                                         ---------------- --------------------

           Balance at June 1, 2012
                                          $       .02962            300,000
           Options granted                             -                  -
           Options vested                         .02962          ( 300,000)
           Options canceled/expired                    -                  -
                                         ---------------- --------------------

           Balance at May 31, 2012        $            -                  -
                                         ================ ====================

         There were no options exercised in fiscal 2012 or 2011. The total fair value of shares vested amounted to approximately $9,000 and $148,000 in fiscal 2012 and 2011, respectively.

         Stock-based compensation expense attributable to such awards amounted to $370 and $16,780 in fiscal years ended May 31, 2012 and 2011 respectively. There is no unrecognized compensation expense related to non-vested awards at May 31, 2012 as all awards are fully vested.

         The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free interest rate and the Company's dividend yield.

NOTE M - INCOME TAXES
---------------------

         Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statement. Such differences include the income recognition of a portion of the unearned premium reserve, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2012, the Company had operating loss carry forwards of approximately $18.9 million. These carry forwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

         The Company has fully reserved the $5.6 million tax benefit of the operating loss carry forward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - STOCKHOLDERS EQUITY
----------------------------

         In fiscal 2012, the Company issued 3,545,000 shares of the Company's common stock as additional consideration in connection with new and continued borrowings totaling $2,798,000. The shares were valued at approximately $.005088 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $18,036.

         In fiscal 2012, the Company issued 9,029,800 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity (see Note J). The shares were valued at approximately $.00444 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $40,098.

         In fiscal 2012, the Company issued 7,043,710 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.00506 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $35,561.

         In fiscal 2012, the Company issued 7,430,017 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.00360 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $26,748.

         In fiscal 2012, the Company awarded 1,000,000 shares to an individual as compensation for services rendered. The shares were valued at approximately $.004447 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $4,470.

         In fiscal 2011, the Company issued 5,719,499 shares of the Company's common stock as additional consideration in connection with new and continued borrowings totaling $4,912,500. The shares were valued at approximately $.00619 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $35,405.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE O - STATUTORY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

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

         Statutory surplus as of May 31, 2012 and 2011 and net income for the Company's insurance subsidiary for the calendar year ended December 31, 2011 and 2010 and five-month periods ended May 31, 2012 and 2011 are as follows:

          Statutory Surplus        May 31, 2012                     $ 6,075,541

          Statutory Surplus        May 31, 2011                       6,105,504

          Net Income               Calendar year 2011                   378,455

          Net Income               Calendar year 2010                   201,683

          Net Income               Five-month period 2012               167,043

          Net Income               Five-month period 2011                86,700


         Statutory surplus exceeds the minimum capital requirements provided by West Virginia state law of $2.0 million.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On March 26, 2012 the Commissioner of the State of West Virginia terminated in its entirety the Amended Consent Order of June 7, 2007 and terminated the restrictive conditions of the Consent Order issued December 23, 2005 which approved acquisition of the insurance subsidiary by the Company. Among other consequences, removal of these restrictions allowed dividends to be declared by the insurance subsidiary in the amount of $380,000 as of May 31, 2012 and paid from the insurance subsidiary to the Company.


NOTE P - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         LEASE COMMITMENTS

         The Company leases certain office equipment with combined monthly payments of approximately $460 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $3,905 each month.

         The Company leased an apartment for corporate use at a monthly rate of $560 plus electric utilities. This lease ended in August 2011.

         The Company holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $180 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

         Rental expense for these lease commitments totaled approximately $56,112 and $63,291 during fiscal years 2012 and 2011.

         Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2012 are:

               Fiscal year 2012-2013        $        5,514
               Fiscal year 2013-2014                 5,514
               Fiscal year 2014-2015                 5,514
               Fiscal year 2015-2016                 5,514
                                            --------------
                              Total         $       22,056
                                            ==============

NOTE Q - FINANCIAL INSTRUMENTS
------------------------------

         FAIR VALUE

         The following methods and assumptions were used to estimate fair market
         value  of  each  class  of  financial   instruments  for  which  it  is
         practicable to estimate that value:

         INVESTMENT SECURITIES

         Fair values for investment securities (U.S. Government, government agencies, government agency mortgage-backed securities, state and municipal securities, and equity securities) held for investment

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         purposes (available-for-sale) are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

         The carrying values and fair values of the Company's financial instruments at May 31, 2012 and 2011 are as follows:

                                                                2012                      2011

                                                       Carrying       Fair       Carrying      Fair
                                                        Amount        Value       Amount       Value
                                                     ------------ ------------ ------------ ------------
         ASSETS
         Bonds available for sale                    $ 6,098,648  $ 6,098,648  $ 6,038,718  $ 6,038,718
         Cash and short-term investments               1,250,954    1,250,954    1,291,186    1,291,186
         Premiums and other receivables                  332,444      332,444      210,438      210,438
         Equity securities (including derivatives)       484,274      484,274      453,456      453,456

         LIABILITIES
         Notes payable                                 5,213,954    5,213,954    5,279,535    5,279,535
         Accounts payable and advance premiums           421,338      421,338      342,036      342,036
         Accrued expenses and other liabilities        2,690,199    2,690,199    1,951,736    1,951,736

NOTE R - OTHER RISKS, UNCERTAINTIES AND CONCENTRATIONS
------------------------------------------------------

         CONCENTRATION OF CREDIT RISK

         As of May 31, 2012 the Company's investment securities of approximately $7,600,000 are solely comprised of mortgage-backed securities, fixed maturity municipal bonds, equity investments, and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Management believes that substantially all receivables are collectible,
         and   therefore  has  not   established   an  allowance  for  estimated
         uncollectible accounts.

         CONCENTRATION IN PRODUCTS, MARKETS AND CUSTOMERS

         The Company's insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 63% and 74% of the Company's fiscal 2012 and 2011 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 38% and 54% of the Company's fiscal 2012 and 2011 revenues, respectively, as follows:

                                            2012                 2011

                                               Investment            Investment
                                     Surety     Advisory    Surety    Advisory
                                     Premium      Fees      Premium     Fees
                                    ---------- ---------- ---------- ----------
         Customer group # 1         $       -  $   2,400  $ 267,000  $  75,000
         Customer group # 2           567,000    104,000    462,000     83,000
         Customer group # 3           195,000      3,000    203,000      2,800
                                    ---------- ---------- ---------- ----------
                             TOTAL  $ 762,000  $ 109,400  $ 932,000  $ 160,800
                                    ========== ========== ========== ==========

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S - SEGMENT REPORTING
--------------------------

         The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                        YEAR ENDED
         INDUSTRY SEGMENT                     MAY 31, 2012       MAY 31, 2011
         -------------------------           ------------------ ----------------
         REVENUES:
          Investment advisory                $      257,087     $      286,695
          Surety insurance                        1,576,107          1,279,138
          Corporate                                 150,604             50,000
                                             ------------------ ----------------
          Total revenues                     $    1,983,798     $    1,615,833
                                             ================== ================

         OPERATING INCOME (LOSS):
          Investment advisory                $       73,432     $       70,222
          Surety insurance                          613,377            475,455
          Corporate                              (1,792,642)        (1,852,411)
                                             ------------------ ----------------
          Total operating income (loss)      $   (1,105,833)    $   (1,306,734)
                                             ================== ================

         IDENTIFIABLE ASSETS:
          Investment advisory                $       60,932     $       59,949
          Surety insurance                        8,739,074          8,584,860
          Corporate                                  88,433             16,589
                                             ------------------ ----------------
          Total assets                       $    8,888,439     $    8,661,398
                                             ================== ================

         CAPITAL ACQUISITIONS:
          Investment advisory                $            -     $            -
          Surety insurance                                -             25,919
          Corporate                                       -              4,516
                                             ------------------ ----------------
          Total capital acquisitions         $            -     $       30,435
                                             ================== ================

         DEPRECIATION CHARGED TO
         IDENTIFIABLE ASSETS:
          Investment advisory                $           45     $           45
          Surety insurance                            7,874             12,229
          Corporate                                   2,817              3,065
                                             ------------------ ----------------
          Total Depreciation                 $       10,736     $       15,339
                                             ================== ================

         INTEREST EXPENSE:
          Investment advisory                $            -     $            5
          Surety insurance                                -                  -
          Corporate                                 905,601            908,370
                                             ------------------ ----------------
          Total interest expense             $      905,601     $      908,375
                                             ================== ================

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

         To assure that repayments of the various borrowings by the Company that were either guaranteed by Mr. Jacobs or loaned to the Company by Mr. Jacobs via such back-to-back loan arrangements did not result in a deemed loan to Mr. Jacobs, because Mr. Jacobs entered into an Assumption Agreement with the Company. Pursuant to the assumption agreement Mr. Jacobs assumes, and agrees to hold the Company harmless from, principal of specified indebtedness of the Company and to fully offset when necessary what might otherwise be deemed an advance of funds arising out of the Company's financing activities.

         During fiscal 2012, advances to the Company from Mr. Jacobs amounted to $1,124,925, which included assumption of company debt in the amount of $393,519, and repayments to Mr. Jacobs amounted to $1,152,006. As of May 31, 2012, the balance due the Company was $57,046. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2012 was $18,003.

         During fiscal 2011, advances to the Company from Mr. Jacobs amounted to $1,125,113, which included assumption of company debt in the amount of $624,303, and repayments to Mr. Jacobs amounted to $1,162,182. As of May 31, 2011, the balance due the Company from Mr. Jacobs was $29,965. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2011 was $143,460.

         The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2012 and 2011 fiscal years.

         As of  September  13,  2012,  $102,956  was owed by the  Company to Mr.
         Jacobs.

         OTHER RELATED PARTIES

         During the years ended May 31, 2012 and May 31, 2011, a company owned by a board member provided consulting services. This company provided services totaling $62,100 and $62,100 in 2012 and 2011. Amounts owed to this company at year end are treated as related party payables in the amounts $109,309 and $99,209 at May 31, 2012 and 2011 respectively.

         During the year ended May 31, 2009, the Company borrowed money from an individual that became a board member during 2010. Total amounts owed to this board member at May 31, 2012 and May 31, 2011 consisted of $75,000 in demand notes and $360,000 in bridge financing.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London and one Bermuda based reinsurer ("Reinsurer") for its coal reclamation surety bonding programs. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts, has an initial term of 39 months and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for the first year of the agreement to consist of 15 months with premium due within 30 days of the end of the first Agreement Year, June 1, 2010, at a rate of 35% of gross written premium, subject to a minimum premium $490,000. For the second agreement year, which covers twelve months beginning July 1, 2010, the premium rate remains the same at 35% with the premium due within 30 days of the close of the second agreement year, subject to a minimum premium of $490,000. For the third agreement year, which covers the twelve months beginning July 1, 2011, the premium rate remains the same at 35% with the premium due within 30 days of the close of the agreement year, subject to a minimum premium of $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $140,000. At May 31, 2012 and 2011, the Company had prepaid reinsurance premiums of $243,877 and $264,763 and ceded reinsurance payable/ (deposited) of ($42,458) and $77,635. During 2012, the amounts deposited with the Reinsurer were greater than the ceded premium written, resulting in a net deposit instead of a payable.

         There were no ceded Loss and LAE expenses for the years ended May 31, 2012 or 2011.

         The effects of reinsurance on premium written and earned for fiscal 2012 and 2011 are as follows;

                  2012 Written    2012 Earned     2011 Written     2011 Earned
                 -------------- --------------- ---------------- ---------------
         Direct  $   1,343,661  $    1,424,355  $     1,613,912  $    1,380,225
          Ceded        446,853         467,739          519,663         469,285
                 -------------- --------------- ---------------- ---------------
            Net  $     896,808  $      956,616  $     1,094,249  $      910,940
                 ============== =============== ================ ===============

NOTE V - EVENTS SUBSEQUENT TO MAY 31, 2012
------------------------------------------

         Subsequent to May 31, 2012, the Company obtained various borrowings from individuals and businesses totaling $160,000 at rates varying from 10% to 14%, which mature at various dates subsequent to this filing, and made repayments on notes in the amount of $60,000. These borrowings, and the renewal of other borrowings, included the issuance of 1,161,000 shares of its common stock as additional consideration. Additionally, there were advances to the Company from its largest shareholder and CEO amounting to $569,017, with repayments totaling $409,015.

         On September 10, 2012, in accordance with the Bridge financing agreement, the Company became obligated to issue in the aggregate 8,573,594 shares of its common stock to the holders of such notes.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On June 30, 2012, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock with such accumulated accrued and unpaid dividends amounting to $609,921, $1,918,283, and $4,520,655 as of June 30, 2012.

         On July 1, 2012 the Company issued 3,845,837 Common shares representing the additional 2% stock dividend for the quarter ending June 30, 2012 to the holders of Series B Preferred shares that had requested to be redeemed upon maturity (see Note J).

         On June 19, 2012, the compensation committee of the board of directors awarded 22,600,000 of stock to its employees under the Company's stock incentive plan adopted October 12, 2005 (See Note L).


--------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF INVESTMENTS-
 OTHER THAN INVESTMENTS IN RELATED PARTIES                                                                   SCHEDULE I
--------------------------------------------------------------------------------------------------------------------------




                                                                                                                Amount
                                                                                                               at which
 AT MAY 31, 2012                                                                                             shown in the
                                                                           Cost*               Value         Balance Sheet
                                                                       -------------       -------------    ---------------
 Fixed maturities:
  Bonds:
   United States Government and government agencies and authorities    $          -        $          -     $             -
   Foreign obligations                                                      205,246             195,250             195,250
   States, municipalities, and political subdivisions                     2,077,399           2,087,340           2,087,340
                                                                       -------------       -------------    ---------------
   Total fixed maturities                                                 2,282,645           2,282,590           2,282,590

 Equity securities (including derivatives):
   Common stock and derivatives                                             519,119             484,274             484,274
                                                                       -------------       -------------    ---------------
   Total equity securities                                                  519,119             484,274             484,274


 Mortgage-backed securities guaranteed by U.S. government agency          3,632,782           3,816,058           3,816,058

 Short-term investments, at cost (approximates market value)                991,875             991,875             991,875
                                                                       -------------       -------------    ---------------

   Total investments                                                   $  7,426,421        $  7,574,797     $     7,574,797
                                                                       =============       =============    ===============


 * Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accrual of discounts

                          JACOBS FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                    SCHEDULE II
--------------------------------------------------------------------------------------------------

BALANCE SHEETS - PARENT COMPANY ONLY
                                                                    MAY 31, 2012    MAY 31, 2011
                                                                   --------------  ---------------
Assets:
 Cash                                                              $    (22,407)   $     (27,461)
 Accounts receivable from affiliates                                          -                -
 Prepaid expense and other assets                                        83,864            9,192
 Furniture and equipment, net                                             4,568            7,385
 Investment in subsidiaries, equity method                            5,907,389        5,798,422
 Due from affiliates, net                                               555,000          677,801
                                                                   --------------  ---------------
   Total assets                                                    $  6,528,414    $   6,465,339
                                                                   ==============  ===============

LIABILITIES:
 Accounts payable                                                  $     46,661    $      20,922
 Accrued expenses and professional fees                                 367,572          495,169
 Related party payable                                                  310,644          231,656
 Notes payable                                                        4,836,000        4,874,500
 Related party note payable                                             377,954          405,035
 Due to affiliates                                                            -                -
 Other liabilities                                                    1,972,588        1,199,932
 Series A Preferred Stock                                             1,424,863                -
 Series B Preferred Stock                                             4,610,224        4,257,703
                                                                   --------------  ---------------
   Total liabilities                                                 13,946,506       11,484,917

MANDATORILY REDEEMABLE PREFERRED STOCK                                1,841,555        3,138,623

STOCKHOLDERS EQUITY:
 Common stock                                                            27,035           24,230
 Additional paid in capital                                           3,664,923        3,549,443
 Series C Stock                                                      10,330,112        9,482,279
 Accumulated deficit                                                (23,281,717)     (21,214,153)
                                                                   --------------  ---------------
   Total stockholders equity (deficit)                               (9,259,647)      (8,158,201)
                                                                   --------------  ---------------

   Total liabilities and stockholders equity                       $  6,528,414    $   6,465,339
                                                                   ==============  ===============


STATEMENTS OF INCOME - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                        2012             2011
                                                                   --------------  ---------------
REVENUES
 Equity in undistributed net income (loss) of consolidated
  subsidiaries                                                     $    109,064    $     437,671
 Tax benefit to parent from subsidiary attributable to
  utilization of net operating loss carryforwards                       197,745          108,006
 Dividends paid to parent from subsidiary                               380,000                -
 Gain on extinguishment of debt                                         150,604           50,000
                                                                   --------------  ---------------
   Total revenues                                                       837,413          595,677

EXPENSES:
 General and administrative                                             668,238          560,155
 Interest                                                               905,601          908,370
 Accrued dividends on stock liability                                   366,591          430,821
 Depreciation                                                             2,816            3,065
                                                                   --------------  ---------------
   Total expenses                                                     1,943,246        1,902,411
                                                                   --------------  ---------------

   Net income (loss)                                                 (1,105,833)      (1,306,734)

 Accrued dividends on equity stock                                     (847,833)        (781,062)
 Accretion of mandatorily redeemable convertible preferred
  stock, including accrued dividends                                   (113,726)        (133,356)
                                                                   --------------  ---------------

 Net income (loss) attributable to common stockholders             $ (2,067,392)   $  (2,221,152)
                                                                   ==============  ===============

JACOBS FINANCIAL GROUP, INC.
AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                    SCHEDULE II
-----------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                           2012             2010
                                                                      -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                    $ (1,105,833)    $ (1,306,734)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

 Equity in undistributed net loss of consolidated subsidiaries            (108,967)        (437,672)
 Accrual of preferred stock dividend                                       366,339          324,455
 Accretion of preferred stock                                                  251          106,366
 Stock option compensation expense                                             370           16,782
 Stock issued in connection with financing arrangements                    117,743          126,074
 Depreciation                                                                2,817            3,065
 Loss on disposal of equipment                                                   -              335
 Gain on extinguishment of debt                                           (150,604)         (50,000)
 Change in other assets, accounts payable and accrued expense, net         825,718          461,011
                                                                      -------------    --------------

     TOTAL CASH USED IN OPERATIONS                                         (52,166)        (756,318)


CASH FLOWS FROM INVESTING ACTIVITIES:

 Funds provided to affiliates for operations                               122,801           76,118
 Purchase of furniture and equipment                                             -           (4,516)
                                                                      -------------    --------------

     TOTAL CASH USED IN INVESTING ACTIVITIES                               122,801           71,602

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from exercise of stock warrants                                        -            4,855
 Proceeds from borrowings                                                  849,000        1,762,000
 Repayment of borrowings                                                  (887,500)      (1,046,619)
 Proceeds from short-term borrowings from related party                  1,124,925        1,125,113
 Repayment of short-term borrowings to related party                    (1,152,006)      (1,171,568)
                                                                      -------------    --------------

     TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                           (65,581)         673,781
                                                                      -------------    --------------

     CHANGE IN CASH                                                          5,054          (10,935)

 Cash at beginning of year                                                 (27,461)         (16,526)
                                                                      -------------    --------------

 Cash at end of year                                                  $    (22,407)    $    (27,461)
                                                                      =============    ==============



                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTARY INSURANCE INFORMATION
 AS OF MAY 31, 2012 AND 2011 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE III
------------------------------------------------------------------------------------------------------------------------------------


                       RESERVE FOR
                         LOSSES
                          AND                     OTHER                                         AMORTIZATION
                          LOSS                   POLICY                                CLAIMS        OF
           DEFERRED     EXPENSES,                  AND                               LOSSES AND   DEFERRED
            POLICY       FUTURE                 CONTRACT                   NET       SETTLEMENT    POLICY         OTHER      NET
          ACQUISITION    POLICY     UNEARNED     CLAIMS      PREMIUM    INVESTMENT    EXPENSES   ACQUISITION    OPERATING  PREMIUMS
 SEGMENT     COSTS       CLAIMS     PREMIUMS     PAYABLE     REVENUE     INCOME       INCURRED      COSTS       EXPENSES   WRITTEN
--------- -----------  ----------- ---------    --------    ---------   ----------   ----------  -----------    --------- ---------
2012

Surety     $ 167,010   $1,026,489   $ 771,089   $     -     $1,169,897  $ 279,410    $  210,977  $  311,385     $    -    $  896,808

------------------------------------------------------------------------------------------------------------------------------------
2011

Surety     $ 190,711   $  815,512   $ 851,783   $     -     $  910,940  $ 229,777    $  204,323  $  310,420     $    -    $1,094,249







------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INSURANCE INFORMATION - REINSURANCE
 AS OF MAY 31, 2012 AND 2011 AND FOR THE YEARS THEN ENDED                                                      SCHEDULE IV
------------------------------------------------------------------------------------------------------------------------------

                                                                                       CEDED TO OTHER
2012                                                            GROSS AMOUNT             COMPANIES             NET AMOUNT
                                                            ---------------------    -------------------   -------------------
Premiums written:
         Property and casualty insurance                    $          1,343,661     $          446,853    $          896,808
                                                            ---------------------    -------------------   -------------------
         Total premiums written                             $          1,343,661     $          446,853    $          896,808
                                                            =====================    ===================   ===================

Premiums earned:
         Property and casualty insurance                    $          1,424,355     $          467,739    $          956,616
                                                            ---------------------    -------------------   -------------------
         Total premiums earned                              $          1,424,355     $          467,739    $          956,616
                                                            =====================    ===================   ===================



                                                                                       CEDED TO OTHER
2011                                                            GROSS AMOUNT             COMPANIES             NET AMOUNT
                                                            ---------------------    -------------------   -------------------

Premiums written:
         Property and casualty insurance                    $          1,613,912     $          519,663    $        1,094,249
                                                            ---------------------    -------------------   -------------------
         Total premiums written                             $          1,613,912     $          519,663    $        1,094,249
                                                            =====================    ===================   ===================

Premiums earned:
         Property and casualty insurance                    $          1,380,225     $          469,285    $          910,940
                                                            ---------------------    -------------------   -------------------
         Total premiums earned                              $          1,380,225     $          469,285    $          910,940
                                                            =====================    ===================   ===================



                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 AS OF MAY 31, 2012 AND 2011 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE VI
------------------------------------------------------------------------------------------------------------------------------------



     COLUMN A       COLUMN B    COLUMN C COLUMN D COLUMN E  COLUMN F   COLUMN G      COLUMN H       COLUMN I      COLUMN J  COLUMN K



                                RESERVE
                                  FOR
                                LOSSES                                             CLAIMS, LOSSES
                                  AND    DISCOUNT                                  AND SETTLEMENT  AMORTIZATION
                                 LOSS     IF ANY,                                EXPENSES INCURRED     OF
                    DEFERRED   EXPENSES, DEDUCTED                                    RELATED TO      DEFERRED   PAID CLAIMS
                     POLICY     FUTURE      IN                           NET                          POLICY    AND CLAIMS     NET
AFFILIATION WITH  ACQUISITION   POLICY    COLUMN  UNEARNED  PREMIUM  INVESTMENT  CURRENT    PRIOR  ACQUISITION  ADJUSTMENT  PREMIUMS
   REGISTRANT        COSTS      CLAIMS      C     PREMIUMS  REVENUE    INCOME      YEAR     YEARS     COSTS      EXPENSES    WRITTEN
----------------- ----------- ---------- -------- --------- -------- ---------- ---------  -------  ---------   ----------- --------

2012

Consolidated
property-casualty
entities             $167,010 $1,026,489   $ -    $771,089 $ 956,616 $ 279,410  $ 210,977    $ -    $ 311,385       $ -   $  896,808

------------------------------------------------------------------------------------------------------------------------------------

2011

Consolidated
property-casualty
entities             $190,711 $  815,512   $ -    $851,783 $ 910,940 $ 229,777  $ 204,323    $ -    $ 310,420       $ -   $1,094,249


     (b) The following exhibits are filed as a part of this Annual Report.

EXHIBITS

2.1 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., FSI Acquisition Corp. and FS Investments, Inc. (1)
2.2 Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., J&C Acquisition Corp. and Jacobs & Company (1)
2.3 Agreement and Plan of Merger dated as of December 8, 2006 by and among NELX, Inc. and Jacobs Financial Group, Inc. (2)
3.1  Company's Articles of Incorporation (3)
3.2  Company's By-laws (3)
3.3 Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (3)
3.4 Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (3)
4.1 Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (3)
4.2 Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (3)
10.1 Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated August 20, 2008 (11)
10.2 Engagement Agreement between Friedman, Billings, Ramsey & Co., Inc. and Jacobs Financial Group, Inc. dated December 5, 2007 (7) (9)
10.3 Agreement to acquire by merger  Reclamation  Surety  Holding,  Inc. (5) (6)
     (10)
21.1 Subsidiaries of the Registrant
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Form of Subscription Agreement and Promissory Note (4)
99.2 Form of Amended Subscription Agreement and Promissory Note (8)
99.3 Form of Subscription Agreement and Promissory Note (Second Round) (8)
----
     (1) Incorporated by reference to the Company's Current Report On Form 8-K dated May 29, 2001.
     (2) Incorporated by reference to the Company's Definitive Proxy Statement dated November 7, 2005.
     (3) Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2005.
     (4) Incorporated by reference to the Company's Current Report on Form 8-K dated September 10, 2007.
     (5) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2007.
     (6) Incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 2008.
     (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 2008.
     (8) Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2008.
     (9) Incorporated by reference to the Company's Current Report on Form 8-K dated April 15, 2008.
     (10) Incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 2008.
     (11) Incorporated by reference to the Company's Current Report on Form 8-K dated August 26, 2008.
     (12) Incorporated by reference to the Company's Current Report on Form 8-K dated November 20, 2008.
     (13) Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2009.
     (14) Incorporated by reference to the Company's Current Report on Form 8-K dated June 16, 2009.
     (15) Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          JACOBS FINANCIAL GROUP, INC.

Dated:   September 13, 2012                          By: /s/John M. Jacobs
                                                        -----------------------
                                                         John M. Jacobs
                                                         President and CEO
                                                         Director
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   September 13, 2012         BY: /s/ John M. Jacobs
                                    ----------------------------------
                                        John M. Jacobs
                                        President and CEO
                                        Director

Dated:   September 13, 2012         BY: /s/ John M. Jacobs
                                    ----------------------------------
                                        John M. Jacobs
                                        Chief Financial Officer


Dated:   September 13, 2012         BY: /s/ Mario J. Marra
                                    ----------------------------------
                                        Mario J. Marra
                                        Director


Dated:   September 13, 2012         BY: /s/ C. David Thomas
                                    ----------------------------------
                                        C. David Thomas
                                        Director

Dated:   September 13, 2012         BY: /s/ Eric D. Ridenour
                                    ----------------------------------
                                        Eric D. Ridenour
                                        Director


Dated:   September 13, 2012         BY: /s/ Bradley W. Tuckwiller
                                    ----------------------------------
                                        Bradley W. Tuckwiller
                                        Director