Form 10-Q
period 2012-08-31
JACOBS FINANCIAL GROUP, INC.
filed 2012-10-22
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2012

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
          -------------------------------------------------------------
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

               Yes [ X ]                              No[  ]

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

               Yes [   ]                             No[ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 307,288,805 shares of common stock as of October 22, 2012.


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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                                                                 AUGUST 31, 2012    MAY 31, 2012
                                                                                 ---------------- ---------------
ASSETS

INVESTMENTS AND CASH:
Bonds and mortgaged-back securities available for sale, at market value          $     6,750,365  $    6,098,648
(amortized cost - 8/31/12 $6,549,944; 05/31/12 $5,915,428)
Equity investments available for sale, at market value, net                              452,542         484,274
(amortized cost - 8/31/12 $479,431; 05/31/12 $519,120)
Short-term investments, at cost (approximates market value)                              331,675         991,875
Cash                                                                                     218,190         259,079
                                                                                 ---------------- ---------------
                         TOTAL INVESTMENTS AND CASH                                    7,752,772       7,833,876

Investment income due and accrued                                                         24,096          42,981
Premiums and other accounts receivable                                                   499,742         289,463
Prepaid reinsurance premium                                                              241,529         243,877
Funds deposited with Reinsurers                                                                -          42,458
Deferred policy acquisition costs                                                        170,276         167,010
Furniture, automobile, and equipment, net of accumulated
 depreciation of $105,288 and $102,616, respectively                                      19,733          22,404
Other assets                                                                              90,018          96,370
Intangible assets                                                                        150,000         150,000
                                                                                 ---------------- ---------------
                                       TOTAL ASSETS                              $     8,948,166  $    8,888,439
                                                                                 ================ ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Reserve for losses and loss expenses                                             $     1,075,861  $    1,026,489
Reserve for unearned premiums                                                            787,633         771,089
Advanced premium                                                                         126,000         139,402
Accrued expenses and professional fees payable                                           575,567         473,540
Accounts payable                                                                         185,602         172,627
Ceded reinsurance payable                                                                  8,595               -
Related party payable                                                                    109,834         109,309
Term and demand notes payable to related party                                           428,677         377,954
Notes payable                                                                          4,716,000       4,836,000
Accrued interest payable                                                               1,857,726       1,716,884
Accrued interest payable to related party                                                226,385         209,069
Other liabilities                                                                        295,002         290,706
Mandatorily  redeemable Series A Preferred Stock,  $.0001 par value per share; 1 million shares authorized; 1,126  shares  issued and  outstanding  at August 31,
2012 and May 31,  2012,  respectively;  stated  liquidation  value of $1,000 per
share                                                                                  1,439,072       1,424,863

Mandatorily  redeemable  Series B Preferred  Stock,  $.0001 par value per share;
3,136 shares authorized;  2,817 shares issued and outstanding at August 31, 2012
and May 31, 2012; stated liquidation value of $1,000 per share                         4,702,227       4,610,224
                                                                                 ---------------- ---------------
                                  TOTAL LIABILITIES                                   16,534,181      16,158,156

Series A  Preferred  Stock,  $.0001  par  value  per  share;  1  million  shares authorized;  1,549 shares issued and  outstanding at August 31, 2012 and May 31,
2012, respectively; stated liquidation value of $1,000 per share                       1,859,920       1,841,555
                                                                                 ---------------- ---------------
        TOTAL MANDATORILY REDEEMABLE PREFERRED STOCK                                   1,859,920       1,841,555

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)
Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized;
6,805 shares issued and outstanding  at  August  31,  2012  and May 31,  2012, respectively;  includes  $4,520,655 and  $4,299,181  accrued Series C dividends,
respectively                                                                          10,551,586      10,330,112
Common  stock,  $.0001  par value per  share;  490  million  shares  authorized;
275,259,668 and 270,352,831 shares issued and outstanding at August 31, 2012 and
May 31, 2012, respectively                                                                27,526          27,035
Additional  paid in capital                                                            3,776,565       3,664,923
Accumulated  deficit                                                                 (23,975,144)    (23,281,717)
Accumulated  other comprehensive income (loss)                                           173,532         148,375
                                                                                 ---------------- ---------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (9,445,935)     (9,111,272)
                                                                                 ---------------- ---------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $     8,948,166  $    8,888,439
                                                                                 ================ ===============

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   THREE MONTHS ENDED AUGUST 31,
                                                                       2012             2011
                                                                   ------------    --------------
REVENUES:

Investment advisory services                                       $   54,892      $      74,970
Insurance premiums and commissions                                    255,040            499,039
Net investment income                                                  58,989             70,017
Net realized investment gains                                          11,426             12,093
Other income                                                            4,030                645
                                                                   ------------    --------------
                                         TOTAL REVENUES               384,377            656,764


OPERATING EXPENSES:

Incurred policy losses                                                 49,373             60,413
Insurance policy acquisition costs                                     69,724             84,919
General and administrative                                            298,065            321,105
Depreciation                                                            2,671              2,693
                                                                   ------------    --------------
                               TOTAL OPERATING EXPENSES               419,833            469,130
                                                                   ------------    --------------

                 NET INCOME (LOSS) FROM OPERATIONS                    (35,456)           187,634

Accrued dividends of Series A Mandatorily Redeemable
 Preferred Stock                                                      (14,210)                 -
Accrued dividends and accretion of Series B Mandatorily
 Redeemable Preferred Stock                                           (92,002)           (85,102)
Interest expense                                                     (311,920)          (229,573)
                                                                   ------------    --------------

                                       NET INCOME (LOSS)             (453,588)          (127,041)

Accretion of Mandatorily Redeemable Convertible
 Preferred Stock, including accrued dividends                         (18,365)           (31,300)
Accrued dividends on Series C Preferred Stock equity                 (221,474)          (204,564)
                                                                   ------------    --------------

            NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS  $ (693,427)     $    (362,905)
                                                                   ============    ==============

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE                                      $        -      $           -
                                                                   ============    ==============

  WEIGHTED-AVERAGE SHARES OUTSTANDING                              273,271,058       243,496,194
                                                                   ============    ==============


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                                             THREE MONTHS ENDED AUGUST 31,
                                                                  2012            2011
                                                             --------------- -------------

COMPREHENSIVE INCOME (LOSS):

Net loss attributable to common stockholders                 $   (693,427)   $   (362,905)


OTHER COMPREHENSIVE INCOME (LOSS):

Net unrealized gain of available-for-sale investments
 arising during period                                             31,748          22,540

Reclassification adjustment for realized gain included
 in net loss                                                       (6,591)         (6,742)
                                                             --------------- -------------

Net unrealized gain attributable to available-for-sale
 investments recognized in other comprehensive income
 (loss)                                                            25,157          15,798
                                                             --------------- -------------


   COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $   (668,270)   $   (347,107)
                                                             =============== =============





















                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         THREE MONTHS ENDED AUGUST 31
                                                               2012          2011
                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                 $   (453,588)  $   (127,041)

Adjustments  to reconcile  net loss to
 net cash provided by (used in) operating activities:

Unearned premium                                                5,490        (43,744)
Stock option expense                                                -            370
Stock issued (or to be issued) in connection with
 financing arrangements                                       101,191         20,215
Stock issued in connection with dividend arrangements          10,942         10,560
Accrual of Series A preferred stock dividends                  14,210              -
Accrual of Series B preferred stock dividends and accretion    92,002         85,102
Provision for loss reserves                                    49,373         60,413
Amortization of premium                                        16,725         17,207
Depreciation                                                    2,671          2,693
Accretion of discount                                          (3,984)             -
Realized loss on sale of securities                           (11,426)       (12,093)
Change in operating assets and liabilities:
Other assets                                                    6,352          6,840
   Premium and other receivables                             (210,279)       (15,520)
   Investment income due and accrued                           18,477          8,381
   Deferred policy acquisition costs                           (3,266)          (931)
   Related party accounts payable                                 525          4,525
   Accounts payable and cash overdraft                         12,975        130,534
   Accrued expenses and other liabilities                     315,534        167,012
                                                         -------------  -------------
      NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES      (36,076)       314,521

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in short-term investments                            660,200        312,355
Costs of bonds acquired                                      (586,104)      (434,412)
Costs of mortgaged-backed securities acquired                (232,628)      (345,353)
Purchase of equity securities                                 (10,113)      (133,964)
Sale of securities available for sale                          61,227        113,939
Repayment of mortgage-backed securities                       171,474        213,591
(Purchase)/Collection of accrued interest                         408             55
                                                         -------------  -------------
      NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES       64,464       (273,789)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                              439,238        120,252
Repayment of related party debt                              (388,515)      (237,986)
Proceeds from borrowings                                      160,000        258,000
Repayment of borrowings                                      (280,000)      (206,000)
                                                         -------------  -------------
            NET CASH FLOWS USED IN FINANCING ACTIVITIES       (69,277)       (65,734)

NET DECREASE IN CASH                                          (40,889)       (25,002)

CASH AT BEGINNING OF PERIOD                                   259,079        290,569
                                                         -------------  -------------

CASH AT END OF PERIOD                                    $    218,190   $    265,567
                                                         =============  =============
SUPPLEMENTAL DISCLOSURES

 Interest paid                                           $     40,789   $     44,590
 Income taxes paid                                                  -              -

Non-cash investing and financing transaction:
 Additional consideration paid for issuance of debt           101,191         20,215

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2012


                       -----------------    ----------------------------------------------------------------------------------------

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)

                                            ----------------------------------------------------------------------------------------
                          SERIES A               COMMON STOCK                SERIES C PREFERRED               ACCUMULATED
                     MANDATORILY REDEEMABLE ------------------------------  --------------------                 OTHER
                                                                ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                           PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)     TOTAL
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------
BALANCE, MAY 31, 2012   1,549 $1,841,555   270,352,831 $27,035  $3,664,923     6,805 $10,330,112 $(23,281,717) $148,375 $(9,111,272)

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -     4,906,837     491      14,016         -           -           -          -      14,507

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     18,365             -       -           -         -           -     (18,365)         -     (18,365)

Accrued dividends of
 Series C equity
 preferred stock            -          -             -       -           -         -     221,474    (221,474)         -           -

Increase (Decrease) in
 accural of common
 shares to be issued
 in connection with
 financing arrangements     -          -             -       -      97,626         -           -           -          -      97,626

Common stock option
 expense                    -          -             -       -           -         -           -           -          -           -

Unrealized net gain (loss)
 on available for sale
 securities                 -          -             -       -           -         -           -           -     25,157      25,157

Net income (loss),
 three month period
 ended August 31, 2012      -          -             -       -           -         -           -     (453,588)        -    (453,588)
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------

BALANCE,
 AUGUST 31, 2012        1,549 $1,859,920   275,259,668 $27,526  $3,776,565     6,805 $10,551,586 $(23,975,144) $173,532 $(9,445,935)
                       ====== ==========   =========== =======  ========== ========= =========== ============= ======== ============

                       -----------------    ----------------------------------------------------------------------------------------

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2011


                       -----------------    ----------------------------------------------------------------------------------------

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)

                                            ----------------------------------------------------------------------------------------
                          SERIES A               COMMON STOCK                SERIES C PREFERRED               ACCUMULATED
                     MANDATORILY REDEEMABLE ------------------------------  --------------------                 OTHER
                                                                ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                           PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)     TOTAL
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------
BALANCE, MAY 31, 2011   2,675 $3,138,623   242,304,304 $24,230  $3,549,443     6,805 $ 9,482,279 $(21,214,153) $182,671 $(7,975,530)

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -     2,404,949     241      17,112         -           -           -          -      17,353

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     31,300             -       -           -         -           -     (31,300)         -     (31,300)

Accrued dividends of
 Series C equity
 preferred stock            -          -             -       -           -         -     204,564    (204,736)         -        (172)

Increase (Decrease) in
 accural of common
 shares to be issued
 in connection with
 financing arrangements     -          -             -       -      13,594         -           -           -          -      13,594

Common stock option
 expense                    -          -             -       -         370         -           -           -          -         370

Unrealized net gain (loss)
 on available for sale
 securities                 -          -             -       -           -         -           -           -     15,798      15,798

Net income (loss),
 three month period
 ended August 31, 2011      -          -             -       -           -         -           -     (127,041)        -    (127,041)
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------

BALANCE,
 AUGUST 31, 2011        2,675 $3,169,923   244,709,253 $24,471  $3,580,519     6,805 $ 9,686,843 $(21,577,230) $198,469 $(8,086,928)
                       ====== ==========   =========== =======  ========== ========= =========== ============= ======== ============

                       -----------------    ----------------------------------------------------------------------------------------

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three month period ended August 31, 2012, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2013. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 13, 2012.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Condensed Financial Statements for the three-months ended August 31, 2011 to be consistent with the presentation in the Consolidated Condensed Financial Statements for the three-months ended August 31, 2012. This reclassification had no impact on previously reported net income, cash flow from operations or changes in shareholder equity.

LIQUIDITY AND GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company experienced income (loss) from operations of approximately $16,000 and ($22,000) for the years ended May 31, 2012 and 2011. The Company's income (or loss) decreases (or increase) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account to approximately ($1,220,000) and ($1,440,000) for the years ended May 31, 2012 and 2011.

For the three month period ended August 31, 2012, the Company had a loss from operations of approximately $35,000, or a loss of approximately $472,000 after interest expense and accrued dividends on mandatorily redeemable preferred stock are taken into account. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets (See Management's Discussion and Analysis), the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

Certain equity inducements in the form of common stock of the Company were provided under the terms of the bridge loan documents. Upon issuance of the bridge notes, an aggregate of 7% of the outstanding common stock of the Company was issued to the bridge lenders. Upon retirement of the notes and upon consummation of a qualified equity offering, the Company will issue to the bridge lenders a percentage of the outstanding common stock of the Company which, when added to the stock initially issued, may equal as much as 28% of the common stock of the Company that would otherwise have been retained by the

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

holders of the Company's common shares immediately prior to the financing. Finally, because a qualified financing was not completed by September 10, 2008, the Company was required to issue to the bridge lenders under the terms of the loan documents a total of 2.8% of the Company's outstanding common shares at such date. An additional 2.8% of the Company's outstanding common shares are required to be issued upon each six-month anniversary date thereof until retirement of the notes. (See Note D).

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three month period ended August 31, 2012, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

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

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on August 31, 2012.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        2,666,300  $            24,444  $           15,418  $         2,675,326
Equity securities                             495,796               13,518              33,545              475,769
Derivatives                                   (16,364)              (8,182)             (1,319)             (23,227)
Foreign obligations                           204,121                  135                   -              204,256
U.S. government agency                      3,679,522              192,744               1,483            3,870,783
 mortgage-backed securities
                                   ------------------- -------------------- ------------------- --------------------
                                   $        7,029,375  $           222,659  $           49,127  $         7,202,907
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2012.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        2,077,399  $            16,051  $            6,110  $         2,087,340
Equity securities                             533,669               15,176              52,377              496,468
Derivatives                                   (14,549)              (2,344)             (4,699)             (12,194)
Foreign Obligations                           205,247                    -               9,997              195,250
U.S. government agency                      3,632,782              185,140               1,864            3,816,058
 mortgage-backed securities
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,434,548  $           214,023  $           65,649  $         6,582,922
                                   =================== ==================== =================== ====================

The Company's short-term investments of $331,675 and $991,875 at August 31, 2012 and May 31, 2012 consisted of money-market investment funds.

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

There are no securities classified as held to maturity at May 31, 2012 or August 31, 2012.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                   August 31, 2012
                                        ----------------------------------------------------------------------
                                                     Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2          Level 3          Fair Value
                                        ------------------ --------------- ----------------- -----------------
Assets:
Fixed income securities at fair value   $               -  $    6,750,365  $              -  $      6,750,365
Equity securities at fair value                   452,542               -                 -           452,542
 (includes derivatives)
Short-term investments at fair value              331,675               -                 -           331,675
                                        ------------------ --------------- ----------------- -----------------
Total Assets                            $         784,217  $    6,750,365  $              -  $      7,534,582
                                        ================== =============== ================= =================

                                                                    May 31, 2012
                                        ---------------------------------------------------- -----------------
                                                      Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2          Level 3          Fair Value
                                        ------------------ --------------- ----------------- -----------------
Assets:
Fixed income securities at fair value   $               -  $    6,098,648  $              -  $      6,098,648
Equity securities at fair value                   484,274               -                 -           484,274
 (includes derivatives)
Short-term investments at fair value              991,875               -                 -           991,875
                                        ------------------ --------------- ----------------- -----------------
Total Assets                            $       1,476,149  $    6,098,648  $              -  $      7,574,797
                                        ================== =============== ================= =================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2012 or at August 31, 2012.

During the three months ended August 31, 2012, the Company recognized gross realized gains on the sale of securities classified as available-for-sale as follows:
                                                         Gross       Gross
                                              Gross     Realized    Realized
                                             Proceeds     Gains      Losses
                                           ----------- ----------- -----------
       Equity securities                   $   39,716  $    1,843  $        -
       Equity securities (derivatives)         19,696       9,583           -
                                           ----------- ----------- -----------
       Total                               $   59,412  $   11,426  $        -
                                           =========== =========== ===========


NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following notes payable to individuals and businesses as of August 31, 2012 and May 31, 2012 respectively:

                                                    August 31,     May 31,
                                                       2012         2012
                                                  ------------- -------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10.00%
($75,000 to related party)                        $   1,369,000 $  1,589,000

Secured demand note payable to individuals and
other; interest rate fixed @ 12%                         15,000       15,000

Secured demand note payable to individuals;
interest rate fixed @ 14%; secured by accounts
receivable for investment advisory fees                  92,000       62,000

Secured demand note payable to individuals;
interest rate fixed @ 10%; secured by accounts
receivable for investment advisory fees                 175,000      105,000

Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12%                                (6,323)     (57,046)

Note(s) payable to individual(s) under a
bridge-financing arrangement described below
($360,000 to related party)                           3,500,000    3,500,000
                                                  ------------- -------------
                                    Notes payable $   5,144,677 $  5,213,954
                                                  ============= =============

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to-date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the note holder's pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

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


                        Date of Issuance             Shares Issued
                        -------------------------- ----------------
                        September 10, 2008               4,870,449
                        March 10, 2009                   5,010,640
                        September 10, 2009               5,354,642
                        March 10, 2010                   6,005,925
                        September 10, 2010               6,213,285
                        March 10, 2011                   6,738,900
                        September 10, 2011               7,043,710
                        March 10, 2012                   7,430,017
                                                   ----------------
                                                        48,667,568
                                                   ================

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

On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of the Company's subsidiary, Crystal Mountain Water (CMW), as security for repayment of the loans. The original repayment schedule called for quarterly payments of $224,515. The Holders agreed that under the forbearance, the Company may satisfy its obligation by increasing the quarterly payments by $67,185, (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. In addition, the interest rate was increased to 17.00%. Although the Company has failed to make the payment that was due September 10, 2009 and

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans.

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

During the three months ended August 31, 2012 and the year ended May 31, 2012, a company owned by a board member provided consulting services. This company provided services totaling $15,525 in the three months ended August 31, 2012 and $15,525 in the three months ended August 31, 2011. Amounts owed to this company are treated as related party payables in the amounts $109,834 and $109,309 at August 31, 2012 and May 31, 2012.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12.00%. The following table summarizes the activity under such arrangement for the three month period ended August 31, 2012.

                                              Three month
                                              period ended
                                               August 31,
                                                  2012
                                           ------------------
Balance owed, beginning of period          $        (57,046)
Proceeds from borrowings                            217,370
Assumption of company debt                          221,868
Repayments                                         (388,515)
                                           ------------------
Balance owed, end of period                $         (6,323)
                                           ==================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



Scheduled maturities and principal payments for each of the next five years ending August 31 are as follows:

        2013 (including demand notes)          $      5,144,677
        2014 - 2017                                           -
                                               -----------------
                                               $      5,144,677
                                               =================

NOTE E - STOCKHOLDERS EQUITY
----------------------------

In the three month period ending August 31, 2012, the Company issued 1,061,000 shares of the Company's common stock in connection with new and continued borrowings totaling $969,000. The shares were valued at approximately $.003359 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $3,564.

On July 1, 2012 the Company issued 3,845,837 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity. The shares were valued at approximately $.002845 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $10,941.


NOTE F - PREFERRED STOCK
------------------------

REDEEMABLE PREFERRED STOCK

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A
Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2012, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000. No shares were issued in the three month period ending August 31, 2012.

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

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of September 30, 2012, is $3,788,855.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three months ended August 31, 2012, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $471,953 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $158,341 for the three months ended August 31, 2011.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity of $221,474 for the three month period ending August 31, 2012, as compared with a charge to common stockholders' equity of $204,564 for the three month period ending August 31, 2011.

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

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer, it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $92,002 for the three-month period ended August 31, 2012. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the 3 month period ending August 31, 2012.

During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. The shares of these Series A Preferred shareholders are listed in the liability section of the Balance Sheet in the amount of $1,439,072, which consists of $1,126,000 face value of stock and $313,072 in dividends payable. The dividends associated with these shares of Series A stock are a deduction from net income in the amount of $14,210 for the three month period ended August 31, 2012. There was no accretion on these shares of Series A stock.

As of August 31, 2012 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $623,991 through August 31, 2012.

As of August 31, 2012 the Company has chosen to defer payment of dividends on the Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $1,887,748 and $4,520,655 through August 31, 2012.

NOTE G - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------

As of August 31, 2012, the Company had accrued and withheld approximately $207,000 in noncurrent Federal payroll taxes and approximately $27,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. Management is in discussion with the IRS and intends to satisfy this obligation as soon as possible.

As of August 31, 2012, the Company had accrued and withheld approximately $53,000 in State of West Virginia payroll withholdings and approximately $9,900 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities. In August 2012 the Company entered into a payment plan with the State of West Virginia which will satisfy this obligation in full over a 15 month payment period.

NOTE H - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

                                                THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT       AUGUST 31,         AUGUST 31,
                        ----------------         2012               2011
                                            ---------------    ---------------
REVENUES:
 Investment advisory                        $        58,922    $        75,616
 Surety insurance                                   325,455            581,148
 Corporate                                                -                  -
                                            ---------------    ---------------
 Total revenues                             $       384,377    $       656,764

NET INCOME (LOSS):
 Investment advisory                        $        17,887    $        24,913
 Surety insurance                                   127,663            328,766
 Corporate                                         (599,138)          (480,720)
                                            ---------------    ---------------
 Total net income (loss)                    $      (453,588)   $      (127,041)
                                            ===============    ===============


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

Beginning April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London ("Reinsurer") and one Bermuda based reinsurer for its coal reclamation surety bonding programs. The agreement has been renewed annually with the Reinsurer, with the most recent renewal effective July 1, 2012. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for a premium rate of 35% subject to a minimum premium of $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $140,000. At August 31, 2012 and May 31, 2012, the Company had prepaid reinsurance premiums of $241,529 and $243,877 and ceded reinsurance payable/(deposited) of $8,595 and ($42,458). At May 31, 2012, the amounts deposited with the Reinsurer were greater than the ceded premium written, resulting in a net deposit instead of a payable.

At the close of the contract year ended June 30, 2012, the Company had written $407,274 in ceded premium on coal reclamation surety bonds. In order to meet the contract minimum of $490,000 of ceded premium written, the Company had to record an additional $82,726 in ceded premium at June 30, 2012.

There were no ceded losses and LAE expenses for the three months ended August 31, 2012 or 2011.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The effects of reinsurance on premium written and earned for fiscal 2012 and 2011 are as follows:

           Three Month       Three Month       Three Month        Three Month
          Period Ending     Period Ending     Period Ending      Period Ending
        August 31, 2012-   August 31, 2012-   August 31, 2011-  August 31, 2011-
             Written            Earned           Written            Earned
        ----------------   ----------------   ----------------  ----------------
 Direct    $   350,202         $ 333,658        $ 369,070          $ 407,259
 Ceded     $   191,135         $ 193,483        $ 126,551          $ 139,715
        ----------------   ----------------   ----------------  ----------------
 Net       $   159,067         $ 140,175        $ 242,519          $ 267,544
        ================   ================   ================  ================

Under the terms of its reinsurance treaty, the Company is entitled to a No Claims Bonus from the reinsurers for each claim year in which no claims are received. The bonus is 20% of the annual reinsurance premium and is to be recorded upon the completion of each contract year. On August 31, 2011 the Company recorded receipt of $213,281 from its reinsurers representing the cumulative No Claims Bonus under the terms of its reinsurance treaty for the claim years ending June 30, 2010 and June 30, 2011. For the contract year ended June 30, 2012, the Company recorded a No Claims Bonus receivable in the amount of $98,000. The No Claims Bonus is not included in the analysis of written and earned premium above.

NOTE J - STOCK-BASED COMPENSATION
---------------------------------

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


NOTE K - SUBSEQUENT EVENTS
--------------------------

Subsequent to August 31, 2012, the Company obtained new borrowings of $18,000 and extended borrowings of $50,000 from individuals to fund ongoing operation and made no repayments on existing debt. Such borrowings were obtained under demand notes bearing interest at rates ranging from 10% to 14%. These borrowings included the issuance of 136,000 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $143,009 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12.00% and made repayments totaling $217,850. After taking into account the net accrued payroll owed that is to be offset against these borrowings, the balance owed to the principal shareholder is $2,621 at the date of this filing.

On September 10, 2012, the Company issued 8,573,594 shares of the Company's common stock in connection with the semi-annual issuance of shares under the bridge-financing arrangements (see Note D).

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

During September the Company received $98,000 as its No Claims Bonus for the reinsurance contract year ending June 30, 2012. That receipt extinguished the account receivable that had been recorded at August 31, 2012.

On September 30, 2012, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, with such accrued and unpaid amounting to $657,252, $1,982,617, and $4,749,028, respectively.

On October 1, 2012 the Company issued 719,543 shares of common stock as additional 2.00% dividend to holders of Series B Preferred that had requested redemption.

On October 1, 2012, the Company recorded the issuance of 22,600,000 shares of stock to its employees under the Company's stock incentive plan adopted October 12, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2012 and the three-month period ended August 31, 2012, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED AUGUST 31, 2012

The Company experienced a loss from operations for the three-month period ended August 31, 2012 of $35,456 as compared with income from operations of $187,634 for the corresponding period ended August 31, 2011.

REVENUES

Revenues from operations for the three-month period ended August 31, 2012 were $384,377 as compared with $656,764 for the corresponding period ended August 31, 2011. The overall decrease in revenues is largely attributable to the previous year's receipt of a cumulative No Claims Bonus from its reinsurers for the years ended June 30, 2010 and June 30, 2011, and a decline in premium written by the surety business of FSC as well. For the three-month period ended August 31, 2012 net investment income declined due to the re-allocation of assets in the investment portfolio compared to the previous year. Some interest bearing mortgage backed securities were sold at various times during the previous twelve-month period and replaced with non-interest bearing, or zero coupon bonds. In addition, investment advisory fees declined due to the decrease in the size of the portfolios under management.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C) net of advisory referral fees were $54,892 for the three-month period ended August 31, 2012 as compared with $74,970 for the corresponding period ended August 31, 2011. Investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $325,455 for the three-month period ended August 31, 2012 as compared with $581,149 for the corresponding period ended August 31, 2011. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                  Three-month Period Ended
                                                         August 31,
                                             -----------------------------------
                                                   2012              2011
                                             ----------------- -----------------

Premium earned                               $        140,175  $        267,544
Commissions earned                                     16,865            18,214
No Claims Bonus from Reinsurers                        98,000           213,281
Net investment income                                  58,989            70,017
Net realized investment gains                          11,426            12,093
                                             ----------------- -----------------
                                      Total  $        325,455  $        581,149
                                             ================= =================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Whereas, commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be somewhat more "seasonable" from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The decrease in premium earned for the three-month period ended August 31, 2012, in comparison to the corresponding period from the prior year is a result of the losing two customers that were acquired by a multi-national company that chose to use their in-place bond capacity although at less favorable terms, resulting in less premium written, as well as the need to recognize additional ceded premium in order to meet the minimum amount set forth in the Reinsurance contract.

On August 31, 2011 the Company's insurance subsidiary, FSC, recorded receipt of $213,281 from its reinsurers representing cumulative No Claims Bonus under the terms of its reinsurance treaty for the claim years ending June 30, 2010 and June 30, 2011. For the three-month period ended August 31, 2012, the Company recorded $98,000 of No Claims Bonus receivable for the claim year ending June 30, 2012.

Investment income should remain relatively consistent but can fluctuate based on interest rates and market conditions in relation to the average assets held for investment. The decrease in corresponding periods reflects consistent average assets held for investment in FSC's investment portfolio, $7.653 million for the three-month period ended August 31, 2011 and $7.656 million for the three-month period ended August 31, 2012, but offset by a decrease in investment yield from approximately 3.47% for the three-month period ended August 31, 2011 to approximately 2.95% for the three-month period ended August 31, 2012. This decrease in investment yield is mostly attributable to the shifting of some invested assets from interest earning, mortgage backed securities to non-interest earning, or zero coupon, bonds. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

During the three-month period ending August, 31, 2012, the Company sold certain equity investments for $59,412, resulting in realized gains of $11,426. During the three-month period ending August 31, 2011, the Company sold certain US Government agency mortgage backed securities and equity investments for $120,908, resulting in realized gains of $12,093.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of August 31, 2012. However, "incurred but not reported" (IBNR) policy losses for the three-month period ended August 31, 2012 and 2011 amounted to $49,373 and $60,413 respectively. Such amounts represent the provision for loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to FSC's underwriting approach and are constantly reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR provisional losses were approximately 35% and 23% of earned premium. The increase as a percentage of earned premium for the current quarter is due to FSC's need to recognize the minimum ceded premium amount required in the Reinsurance contract without offsetting premium written.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $69,724 and $84,919 for the three-month periods ended August 31, 2012 and 2011, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 50% and 32% for the periods ended August 31, 2012 and 2011 respectively. The increase as a percentage of earned premium for the current quarter is due to FSC's need to recognize the minimum ceded premium amount set forth in the Reinsurance contract, without offsetting premium written.

GENERAL AND ADMINISTRATION

General and administrative expenses for the three-month periods ended August 31, 2012 and 2011 were $298,065 and $321,105 respectively, representing an decrease of $23,040, and were comprised of the following:

                                                       Three-month Period Ended
                                                              August 31,
                                                 -------------------------------------
                                                        2012               2011             Difference
                                                 ------------------ ------------------ -------------------
Salaries and related costs                       $         130,829  $         145,730  $         (14,901)
General office expense                                      27,243             28,301             (1,058)
Legal and other professional fees and costs                 60,111             54,602              5,509
Audit, accounting and related services                      29,450             34,307             (4,857)
Travel, meals and entertainment                             18,011             22,891             (4,880)
Other general and administrative                            32,421             35,274             (2,853)
                                                 ------------------ ------------------ -------------------
        Total general and administrative         $         298,065  $         321,105  $         (23,040)
                                                 ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, decreased approximately $15,000 and are comprised of the following:

                                                       Three-month Period Ended
                                                              August 31,
                                                 --------------------------------------
                                                         2012               2011             Difference
                                                 ------------------- ------------------- ------------------
Salaries and taxes                               $          136,800  $         132,766   $           4,034
Commissions                                                   9,719             50,047             (40,328)
Stock option expense                                              -                370                (370)
Fringe benefits                                              22,276             21,341                 935
Key-man insurance                                            14,751             12,224               2,527
Deferred payroll costs                                      (52,717)           (71,018)             18,301
                                                 ------------------- ------------------- ------------------
        Total salaries and related costs         $          130,829  $         145,730   $         (14,901)
                                                 =================== =================== ==================

The decrease in commissions is partially attributable to FSC's commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals. In addition, the loss of two customers and the timing of some commission payments contributed to the decrease.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                       August 31,
                                                          --------------------------------------
                                                                   2012               2011            Difference
                                                          -------------------- ------------------- -----------------
General corporate services                                $           11,250   $          3,866    $          7,384
Coal reclamation consulting                                           18,238              7,916              10,322
Statutory examination costs                                                -              7,675              (7,675)
Acquisition and financing related costs                               30,623              7,645              22,978
Acquisition and financing related costs - due diligence                    -             27,500             (27,500)
                                                          -------------------- ------------------- -----------------
        Total legal and other professional fees           $           60,111   $         54,602    $          5,509
                                                          ==================== =================== =================

The increase in general corporate services results primarily from increased legal and consulting expenses affecting the insurance subsidiary. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $30,623 and $7,645 for the three-month periods ended August 31, 2012 and 2011, respectively. In the three-month period ending August 31, 2011, the Company incurred costs associated with a statutory examination of its insurance subsidiary by the West Virginia Insurance Commission. In the three-month period ending August 31, 2011, the Company incurred $27,500 in costs associated with the performance of due diligence by third parties for the benefit of an investor considering a substantial investment in the Company.

INTEREST EXPENSE

Interest expense for the three-month period ended August 31, 2012 was $311,920 as compared with $229,573 for the corresponding period ended August 31, 2011. Components of interest expense are comprised of the following:

                                                                    Three-month Period Ended
                                                                           August 31,
                                                               -----------------------------------
                                                                      2012              2011           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        149,973  $        149,973  $              -
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                112,972            32,308            80,664
Interest expense on demand and term notes                                43,860            47,292            (3,432)
Other finance charges                                                     5,115                 -             5,115
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        311,920  $        229,573  $         82,347
                                                               ================= ================= =================

The increase in the expense of common shares issued (or to be issued) for the three-month period ended August 31, 2012, as compared to the corresponding period of the previous year is attributable to rise in market value of the common stock used to calculate the price of shares to be issued for the semi-annual bridge loan issuance. Other finance charges for the three-month period ended August 31, 2012 consists of interest charged on past due accounts payable balances and Federal and State payroll taxes.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended August 31, 2012 and 2011 are as follows:

                                                                  Three-month Period Ended
                                                                         August 31,
                                                            --------------------------------------
                                                                   2012                2011            Difference
                                                            -------------------- ------------------ ------------------

Accrued dividends - mandatorily redeemable preferred stock              18,365             31,300            (12,935)
Accrued dividends - equity preferred stock                             221,474            204,564             16,910
                                                            --------------------------------------- ------------------
                            Total accretion and dividends   $          239,839   $        235,864   $          3,975
                                                            ==================== ================== ==================

The Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, for the three-month period ending August 31, 2012, dividends of $92,002 associated with the Series B remaining after November 30, 2009 are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore, these shares of Series A Preferred Shareholders are listed in the liability section of the Consolidated Condensed Balance Sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amount of $14,210 and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of August 31, 2012.

FSC holds license to write coal permit and miscellaneous fixed-liability limit surety bonds in West Virginia and Ohio. Coal permit bonds are required by regulatory agencies to assure the reclamation of land that has been disturbed by mining operations, and accordingly, is a highly regulated process by federal and state agencies. Such bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is mined. Additionally, no two principals and properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the relevant properties in accordance with the specifications of the mining permit prepared by independent outside professionals experienced in this field of work. Such estimates are updated periodically and contrasted to the principal's pledged asset account, which FSC requires to mitigate risk exposure. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC could then use the collateral account to reclaim the property or as an offset in forfeiting the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the initial bond was issued or upon subsequent re-evaluations if sufficient collateral is not obtained or if the collateral has experienced significant deterioration in value and FSC is not otherwise able to recover under its contractual rights to indemnification.

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

ANALYSIS OF LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION AND RECENT DEVELOPMENTS AND FUTURE DIRECTION OF COMPANY

The Company experienced income (losses) from operation of approximately $16,000 and ($22,000) for the years ended May 31, 2012 and 2011, respectively. The Company's income decreases (or loss increases) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, to approximately ($1,220,000) and ($1,440,000) for the years ended May 31, 2012 and 2011, respectively.

For the three-month period ended August 31, 2012 the Company had a loss from operations of approximately $35,000, which, when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, results in a loss of approximately $472,000. The Company reported cash flow used in operations of approximately $36,000 for the three-month period ended August 31, 2012. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation or cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly when its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC develops a more substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without prior approval of the Insurance Commissioner. Of the Company's investments and cash of $7,752,772 as of August 31, 2012, $7,751,310 is restricted to FSC.

By Order dated March 26, 2012 the West Virginia Insurance Commissioner terminated the conditions imposed upon FSC by Consent Order dated December 23, 2005 and the Amended Consent Order dated June 8, 2007, which, among other conditions, included limitations before seeking license or Extension of its Authority in other states without obtaining prior approval of the Commissioner.

Beginning April 1, 2009, and continuing through annual renewals, the most recent of which was July 1, 2012, various syndicates of Lloyd's of London have reinsured FSC for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled the underwriting of more and greater size bonds for its coal reclamation bonding clients. Management expects this reinsurance arrangement to expand FSC's market share and increase cash flow for each of the Company's operating subsidiaries.

Expansion of FSC's business to other states is a key component to fully implementing the Company's business plan. In fiscal 2009, the Company was able to increase the capital of FSC, reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult due to FSC's relatively small capital base and the financial condition of the Company. Management believes that if FSC's capital and surplus reserves were more substantial and the financial condition of the Company stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue investor relationships that will provide additional capital to its insurance subsidiary and fund operations as the business fully develops.

As a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. Holders of the Series B Preferred Stock were offered the opportunity to exchange their Series B Shares for an equal number of shares of a new series of JFG preferred stock designated as Series C Preferred Stock plus 2,000 shares of JFG Common Stock. Series C Preferred Stock is equal in priority to the Series B Preferred Stock, entitled to dividends at the same rate as Series B Preferred Stock, entitled to convert to common stock of the Company at a conversion rate of $ .10 per common share (in contrast to $1.00 per share for Series B Preferred) and may be redeemed by the Company but does not have a fixed maturity date and thus, is classified as permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization.

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries minimize operating expenses and preserve resources. Although FSC is cash flow positive, its assets and profits are restricted to its stand-alone operation by regulatory authority until capital and surplus reserves reaches a more substantial level. Although the growth of FSC provides additional unrestricted cash flow to the Company's other subsidiaries, Jacobs and Triangle Surety, it is anticipated that working capital deficiencies will continue and need to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, concerns as to the Company's ability to continue as a going concern are substantial. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of August 31, 2012. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2012, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of August 31, 2012, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of August 31, 2012 and May 31, 2012 and the results of its operations and cash flows for the three month periods ended August 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principals (GAAP).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the three months ended August 31, 2012, 1,061,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings. In the three months ended August 31, 2012, 3,845,837 common shares were issued as additional 2% stock dividend for holders of Series B Preferred shares that had requested redemption upon maturity. Subsequent to August 31, 2012, 8,573,594 common shares were issued to the Bridge lenders, 136,000 common shares were issued in private placement to various individuals pursuant to short-term borrowings, 719,543 common shares were issued as additional stock dividend to Series B Preferred shareholders and 22,600,000 shares were issued to employees under the Company's stock incentive plan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $3,792,106.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

3.1  Company's Articles of Incorporation (1)
3.2  Company's By-laws (1)
3.3 Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
3.4 Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
4.1 Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (1)
4.2 Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (1)
10.1 Agreement to acquire by merger Reclamation Surety Holding Company, Inc. (2)
     (4)
10.2 Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated August 20, 2008 (5) (6)
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-146.1 promulgated under the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Form of Subscription Agreement and Promissory Note (Bridge-financing) (3)
--------------------------------------------------------------------------------
     (1) Incorporated by reference to the Company's Current Report on form 8-K dated December 29, 2005.
     (2) Incorporated by reference to the Company's Current Report on form 8-K dated February 8, 2008.
     (3) Incorporated by reference to the Company's Current Report on form 8-K dated June 6, 2008
     (4) Incorporated by reference to the Company's Current Report on form 8-K dated June 24, 2008
     (5) Incorporated by reference to the Company's Current Report on form 8-K dated August 20, 2008
     (6) Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 2008

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 22, 2012                       JACOBS FINANCIAL GROUP, INC.
                                          -------------------------------------
                                                    (Registrant)
                                       By:
                                          /s/John M. Jacobs
                                          -------------------------------------
                                          John M. Jacobs, President