Form 10-Q
period 2012-11-30
JACOBS FINANCIAL GROUP, INC.
filed 2013-01-22
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2012

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
        -----------------------------------------------------------------
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

               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
        -----------------------------------------------------------------
                (Address of principal executive offices) (Zip Code)

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

               Yes[  ]                             No[X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 310,613,903 shares of common stock as of January 22, 2012.

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

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                                                                NOVEMBER 30, 2012  MAY 31, 2012
                                                                                -----------------  -------------
ASSETS

INVESTMENTS AND CASH:

Bonds and mortgaged-back securities available for sale, at market value         $      6,934,015   $  6,098,648
(amortized cost - 11/30/12 $6,700,515; 05/31/12 $5,915,428)
Equity investments available for sale, at market value, net                              452,278        484,274
(amortized cost - 11/30/12 $488,760; 05/31/12 $519,120)
Short-term investments, at cost (approximates market value)                              262,333        991,875
Cash                                                                                     220,772        259,079
                                                                                -----------------  -------------
                         TOTAL INVESTMENTS AND CASH                                    7,869,398      7,833,876

Investment income due and accrued                                                         43,735         42,981
Premiums and other accounts receivable                                                   238,284        289,463
Prepaid reinsurance premium                                                              175,857        243,877
Funds deposited with Reinsurers                                                           18,250         42,458
Deferred policy acquisition costs                                                        155,122        167,010
Furniture, automobile, and equipment, net of accumulated
 depreciation of $107,959 and $102,616, respectively                                      17,062         22,404
Other assets                                                                              90,594         96,370
Intangible assets                                                                        150,000        150,000
                                                                                -----------------  -------------
                                       TOTAL ASSETS                             $      8,758,302   $  8,888,439
                                                                                =================  =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                            $      1,122,894   $   1,026,489
Reserve for unearned premiums                                                            591,437         771,089
Advanced premium                                                                         150,962         139,402
Accrued expenses and professional fees payable                                           751,026         473,540
Accounts payable                                                                         236,793         172,627
Related party payable                                                                    111,859         109,309
Term and demand notes payable to related party                                           220,838         377,954
Notes payable                                                                          4,846,000       4,836,000
Accrued interest payable                                                               1,998,846       1,716,884
Accrued interest payable to related party                                                243,513         209,069
Other liabilities                                                                        277,945         290,706
Mandatorily  redeemable Series A Preferred Stock,  $.0001 par value per share; 1 million shares authorized; 1,126 shares issued and outstanding at November 30, 2012 and May 31,  2012,
respectively; stated liquidation value of $1,000 per share                             1,453,581       1,424,863
Mandatorily redeemable Series B Preferred  Stock, $.0001 par value per share; 3,136 shares authorized;  2,817 shares issued and outstanding at November 30, 2012 and May 31, 2012; stated
liquidation value of $1,000 per share                                                  4,797,095       4,610,224
                                                                                -----------------  -------------
                                  TOTAL LIABILITIES                                   16,802,789      16,158,156

Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,549 shares issued and outstanding at November 30, 2012
and May 31, 2012, respectively; stated liquidation value of $1,000 per share           1,878,672       1,841,555
                                                                                -----------------  -------------
TOTAL MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                               1,878,672       1,841,555

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized; 6,805 issued and outstanding at November 30, 2012 and
May 31,  2012, respectively; includes $4,520,655 and  $4,299,181  accrued
Series C dividends, respectively                                                      10,779,959      10,330,112
Common stock, $.0001 par value per share; 490 million shares authorized;
308,154,805 and 270,352,831 shares issued and outstanding at November 30, 2012
and May 31, 2012, respectively                                                            30,816          27,035
Additional paid in capital                                                             3,923,638       3,664,923
Accumulated deficit                                                                  (24,854,590)    (23,281,717)
Accumulated other comprehensive income (loss)                                            197,018         148,375
                                                                                -----------------  -------------
                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (9,923,159)     (9,111,272)
                                                                                -----------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $      8,758,302   $   8,888,439
                                                                                =================  =============

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS ENDED NOVEMBER 30,      SIX MONTHS ENDED NOVEMBER 30,

                                                             2012            2011               2012            2011
                                                       ---------------  --------------      ------------   --------------
REVENUES:

Investment advisory services                           $       42,438   $      56,100       $     97,330   $     131,071
Insurance premiums and commissions                            221,576         198,708            476,616         697,747
Net investment income                                          60,726          65,082            119,715         135,099
Net realized investment gains (losses)                         14,455           2,626             25,880          14,718
Other income                                                    1,347           1,595              5,378           2,240
                                                       ---------------  --------------      -------------  --------------
                                    TOTAL REVENUES            340,542         324,111            724,919         980,875


OPERATING EXPENSES:

Incurred policy losses                                         47,032          43,183             96,405         103,596
Insurance policy acquisition costs                             67,733          68,389            137,456         153,308
General and administrative                                    458,510         354,942            756,575         676,047
Depreciation                                                    2,671           2,693              5,343           5,386
                                                       ---------------  --------------      -------------  --------------
                          TOTAL OPERATING EXPENSES            575,946         469,207            995,779         938,337
                                                       ---------------  --------------      -------------  --------------

             NET INCOME (LOSS) FROM OPERATIONS               (235,404)       (145,096)          (270,860)         42,538

Accrued dividends of Series A Mandatorily Redeemable
 Preferred Stock                                              (14,509)              -            (28,719)              -
Accrued dividends and accretion of Series B Mandatorily
 Redeemable Preferred Stock                                   (94,869)        (87,825)          (186,871)       (172,927)
Interest expense                                             (287,538)       (226,537)          (599,459)       (456,110)
                                                       ---------------  --------------      -------------  --------------

                                  NET INCOME (LOSS)          (632,320)       (459,458)        (1,085,909)       (586,499)

Accretion of Mandatorily Redeemable Convertible
 Preferred Stock, including accrued dividends                 (18,752)        (31,960)           (37,117)        (63,260)
Accrued dividends on Series C Preferred Stock equity         (228,373)       (210,936)          (449,847)       (415,500)
                                                       ---------------  --------------      -------------  --------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS  $     (879,445)  $    (702,354)      $ (1,572,873)  $  (1,065,259)
                                                       ===============  ==============      =============  ==============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                            $            -   $           -       $      (0.01)  $           -
                                                       ===============  ==============      =============  ==============


WEIGHTED-AVERAGE SHARES OUTSTANDING                       286,079,532     252,842,859        279,675,295     248,143,989
                                                       ===============  ==============      =============  ==============









                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     NOVEMBER 30                       NOVEMBER 30
                                                              ---------------------------     -----------------------------
                                                                  2012           2011              2012            2011
                                                              ------------  -------------     -------------  --------------
COMPREHENSIVE INCOME (LOSS):

Net income (loss) attributable to common stockholders         $ (879,445)   $   (702,354)     $ (1,572,873)  $  (1,065,259)


OTHER COMPREHENSIVE INCOME (LOSS):

Net unrealized gain (loss) of available-for-sale
investments arising during period                                 32,069          17,992            63,818          40,532

Reclassification adjustment for realized (gain) loss
included in net income (loss)                                     (8,583)              -           (15,174)         (6,742)
                                                              ------------  -------------     -------------  --------------
Net  unrealized  gain  (loss)  attributable  to
available-for-sale investments recognized in other
comprehensive income (loss)                                       23,486          17,992            48,644          33,790
                                                              ------------  -------------     -------------  --------------

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                           $ (855,959)   $   (684,362)     $ (1,524,229)  $  (1,031,469)
                                                              ============  =============     =============  ==============




















                            See accompanying notes.
                                      F-3

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                      THREE MONTHS ENDED NOVEMBER 30   SIX MONTHS ENDED NOVEMBER 30
                                                                      ------------------------------  ------------------------------
                                                                            2012            2011            2012           2011
                                                                      ---------------- -------------  --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                              $      (632,320) $   (459,458)  $   (1,085,909) $    (586,499)

Adjustments  to reconcile  net loss to
 net cash provided by (used in) operating activities:
  Unearned premium                                                           (105,562)      (43,618)        (100,072)       (87,362)
  Stock option expense                                                              -             -                -            370
  Stock issued (or to be issued) in connection with
   financing arrangements                                                      79,409        24,922          180,600         45,137
  Stock issued (or to be issued) in connection with dividend
   arrangements                                                                11,063        10,677           22,005         21,237
  Stock issued (or to be issued) in connection with services rendered          59,890             -           59,890              -
  Accrual of Series A preferred stock dividends                                14,509             -           28,718              -
  Accrual of Series B preferred stock dividends and accretion                  94,868        87,825          186,871        172,926
  Provision for loss reserves                                                  47,033        43,184           96,405        103,596
  Amortization of premium                                                      21,066        24,489           37,791         41,696
  Depreciation                                                                  2,671         2,693            5,342          5,386
  Accretion of discount                                                        (7,152)            -          (11,136)             -
  Realized (gain) loss on sale of securities                                  (14,455)       (2,626)         (25,880)       (14,719)
  Change in operating assets and liabilities:
   Other assets                                                                  (577)         (921)           5,775          5,919
   Premiums and other receivables                                             261,458        (7,793)          51,179        (23,313)
   Investment income due and accrued                                          (19,026)      (15,771)            (549)        (7,390)
   Deferred policy acquisition costs                                           15,155        60,892           11,889         59,961
   Related party accounts payable                                               2,025         8,025            2,550         12,550
   Accounts payable and cash overdraft                                         51,191      (134,213)          64,166         (3,679)
   Accrued expenses and other liabilities                                     289,805       169,522          605,340        336,534
                                                                      ---------------- -------------  --------------- --------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                            171,051      (232,171)         134,975         82,350

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in short-term investments                                             69,342       177,570          729,542        489,925
Costs of bonds acquired                                                             -      (519,156)        (586,104)      (953,568)
Costs of mortgaged-backed securities acquired                                (367,169)            -         (599,797)      (345,353)
Purchase of equity securities                                                (146,987)       (5,034)        (157,100)      (138,998)
Sale of securities available for sale                                         152,114        21,864          213,341        135,803
Repayment of mortgage-backed securities                                       202,683       264,307          374,157        477,898
(Purchase)/Collection - accrued interest                                         (613)       (3,320)            (205)        (3,265)
                                                                      ---------------- -------------  --------------- --------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   (90,630)      (63,769)         (26,166)      (337,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt                                              225,436       352,449          664,674        472,701
Repayment of related party debt                                              (433,275)     (197,512)        (821,790)      (435,498)
Proceeds from borrowings                                                      148,000       153,500          308,000        411,500
Repayment of borrowings                                                       (18,000)     (227,000)        (298,000)      (433,000)
                                                                      ---------------- -------------  --------------- --------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                            (77,839)       81,437         (147,116)        15,703

NET INCREASE (DECREASE) IN CASH                                                 2,582      (214,503)         (38,307)      (239,505)

CASH AT BEGINNING OF PERIOD                                                   218,190       265,567          259,079        290,569
                                                                      ---------------- -------------  --------------- --------------
CASH AT END OF PERIOD                                                 $       220,772  $     51,064   $      220,772  $      51,064
                                                                      ================ =============  =============== ==============
SUPPLEMENTAL DISCLOSURES
Interest paid                                                         $        32,827  $     25,498   $       73,616  $      70,088
Income taxes paid                                                                   -             -                -              -

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt                             79,409        24,922          180,600         45,309

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2012

                       -----------------    ----------------------------------------------------------------------------------------

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)

                                            ----------------------------------------------------------------------------------------
                          SERIES A                  COMMON STOCK             SERIES C PREFERRED               ACCUMULATED
                     MANDATORILY REDEEMABLE ------------------------------  --------------------                 OTHER
                                                                ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                           PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)     TOTAL
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------
BALANCE,
 AUGUST 31, 2012        1,549 $1,859,920   275,259,668 $27,526  $3,776,565     6,805 $10,551,586 $(23,975,144) $173,532 $(9,445,935)

Issuance of common
 stock as compensation
 for services               -          -    22,600,000   2,260      57,630         -           -           -          -      59,890

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -    10,295,137   1,030     177,646         -           -           -          -     178,676

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     18,752             -       -           -         -           -     (18,752)         -     (18,752)

Accrued dividends of
 Series C equity
 preferred stock            -          -             -       -           -         -     228,373    (228,374)         -          (1)

Increase (Decrease) in
 accural of common
 shares to be issued
 in connection with
 financing arrangements     -          -             -       -     (88,203)        -           -           -          -     (88,203)

Unrealized net gain (loss)
 on available for sale
 securities                 -          -             -       -           -         -           -           -     23,486      23,486

Net income (loss),
 three month period
 ended November 30,2012     -          -             -       -           -         -           -     (632,320)        -    (632,320)
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------

BALANCE,
 NOVEMBER 30, 2012      1,549 $1,878,672   308,154,805 $30,816  $3,923,638     6,805 $10,779,959 $(24,854,590) $197,018 $(9,923,159)
                       ====== ==========   =========== =======  ========== ========= =========== ============= ======== ============

                       -----------------    ----------------------------------------------------------------------------------------





                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE SIX MONTH PERIOD ENDED NOVEMBER 30, 2012


                       -----------------    ----------------------------------------------------------------------------------------

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)

                                            ----------------------------------------------------------------------------------------
                          SERIES A                  COMMON STOCK             SERIES C PREFERRED               ACCUMULATED
                     MANDATORILY REDEEMABLE ------------------------------  --------------------                 OTHER
                                                                ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                           PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)     TOTAL
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------
BALANCE, MAY 31, 2012   1,549 $1,841,555   270,352,831 $27,035  $3,664,923     6,805 $10,330,112 $(23,281,717) $148,375 $(9,111,272)

Issuance of common
 stock as compensation
 for services               -          -    22,600,000   2,260      57,630         -           -           -          -      59,890

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -    15,201,974   1,521     191,662         -           -           -          -     193,183

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     37,117             -       -           -         -           -     (37,117)         -     (37,117)

Accrued dividends of
 Series C equity
 preferred stock            -          -             -       -           -         -     449,847    (449,847)         -           -

Increase (Decrease) in
 accural of common
 shares to be issued
 in connection with
 financing arrangements     -          -             -       -       9,423         -           -           -          -       9,423

Unrealized net loss
 on available for sale
 securities                 -          -             -       -           -         -           -           -     48,643      48,643

Net income (loss),
 six month period
 ended November 30,2012     -          -             -       -           -         -           -   (1,085,909)        -  (1,085,909)
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------

BALANCE,
 NOVEMBER 30, 2012      1,549 $1,878,672   308,154,805 $30,816  $3,923,638     6,805 $10,779,959 $(24,854,590) $197,018 $(9,923,159)
                       ====== ==========   =========== =======  ========== ========= =========== ============= ======== ============

                       -----------------    ----------------------------------------------------------------------------------------











                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended November 30, 2012, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2013. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 13, 2012.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Condensed Financial Statements for the three and six month periods ended November 30, 2011 to be consistent with the presentation in the Consolidated Condensed Financial Statements for the three and six month periods ended November 30, 2012. This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholder's equity.

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

For the three month period ended November 30, 2012, the Company had a loss from operations of approximately $235,000, or a loss of approximately $651,000 after interest expense and accrued dividends on mandatorily redeemable preferred stock are taken into account. For the six month period ended November 30, 2012, the Company had a loss from operations of approximately $271,000, or a loss of approximately $1,123,000 after interest expense and accrued dividends on mandatorily redeemable preferred stock are taken into account. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets, the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd's of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled FSC to write more bonds and of greater size for its coal reclamation bonding clients. Management

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


expects this reinsurance arrangement to continue FSC's expansion of market share and to result in increased cash flow for each of the Company's operating subsidiaries

Expansion of FSC's business to other states is a key component of fully implementing the Company's business plan. Regulatory approval and licensing is required by each state in which FSC seeks to conduct business. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC's insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves and based upon the financial condition of the parent company, notwithstanding the reinsurance agreement entered into by FSC with Lloyd's of London and the resulting increase in bonding capacity. Management believes that if FSC's capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed.

Beginning in fiscal 2008 and completed during the first quarter of fiscal 2009, the Company obtained two rounds of bridge financing totaling an aggregate of $3,500,000. The purpose of the financing was to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing and, in addition, to increase the capital surplus of FSC to make possible the reactivation of FSC's surety license in the state of Ohio. The terms of the bridge-financing arrangement provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and because such a qualified equity offering was not consummated by September 10, 2008, accrued interest-to-date was payable, and quarterly installments of principal and interest became payable over five years commencing in December 2008. The interest rates on such notes were fixed at 10%. Payments due December 2008 and March 2009 were not made by the Company as scheduled, but a forbearance agreement was subsequently entered into with the bridge lenders on June 5, 2009, modifying payment terms to cure the default (including increasing the interest rate on the loans to 17%), issuing additional common stock to the loan holders, and pledging the stock of the Company's subsidiary, CMW, as security for repayment of the loans. The modification required the Company to pay interest of $224,515 on June 10, 2009 and increase the quarterly payments by $67,185 (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. Although the Company has failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans. To date, none of the bridge lenders has elected to pursue legal remedies.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In December 2011, the FASB issued Accounting Standards Update 2011-12, "Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". The object of this Update is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassifications adjustments. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. This update did not have a material effect on the Company's financial statements.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

In June 2011, the FASB issued Accounting Standards Update 2011-05, "Comprehensive Income: Presentation of Comprehensive Income". The object of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. This update did not have a material effect on the Company's financial statements.

In May 2011, the FASB issued  Accounting  Standards Update  2011-04,"Fair  Value
Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IAFRSs". The amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. This update did not have a material effect on the Company's financial statements.

In October 2010, the FASB issued Accounting Standards Update 2010-26, "Financial Services - Insurance: Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts". This FASB is intended to specify costs incurred in the acquisition of new and renewal contracts that should be capitalized as deferred acquisition costs and amortized over time using amortization methods dependent upon the nature of the underlying insurance contract. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. This update did not have a material effect on the Company's financial statements.

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and six month periods ended November 30, 2012, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

The Company uses derivatives in the form of covered call options sold to generate additional income and provide limited downside protection in the event of a market correction. These transactions expose the Company to potential market risk for which the Company receives a premium up front. The market risk relates to the requirement to deliver the underlying security to the purchaser of the call within a definite time at an agreed price regardless of the then current price of the security. As a result, the Company takes the risk that it may be required to sell the security at the strike price, which could be a price less than the then market price. Should the security decline in price over the

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


holding period of the call option, the Company realizes the option premium received as income and the Company lessens or mitigates this risk which may be eliminated by a closing transaction for the covered call and sale of the underlying security.

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

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on November 30, 2012.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        2,672,253  $            71,228  $           10,120  $         2,733,361
Equity securities                             494,107                8,495              37,624              464,978
Derivatives                                    (5,347)              (7,546)               (193)             (12,700)
Foreign obligations                           202,997                    -                 380              202,617
U.S. government agency
 mortgage-backed securities                 3,825,265              178,154               5,382            3,998,037
                                   ------------------- -------------------- ------------------- --------------------
                                   $        7,189,275  $           250,331  $           53,313  $         7,386,293
                                   =================== ==================== =================== ====================

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2012.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        2,077,399  $            16,051  $            6,110  $         2,087,340
Equity securities                             533,669               15,176              52,377              496,468
Derivatives                                   (14,549)              (2,344)             (4,699)             (12,194)
Foreign obligations                           205,247                    -               9,997              195,250
U.S. government agency
 mortgage-backed securities                 3,632,782              185,140               1,864            3,816,058
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,434,548  $           214,023  $           65,649  $         6,582,922
                                   =================== ==================== =================== ====================

The Company's short-term investments of $262,333 and $991,875 at November 30, 2012 and May 31, 2012 consisted of money-market investment funds.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements or other similar factors, therefore the Company classifies all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income.

There are no securities classified as held to maturity at May 31, 2012 or November 30, 2012.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                  November 30, 2012
                                        ----------------------------------------------------------------------
                                                    Fair Value Measurements Using
                                                                                                Assets At
                                             Level 1          Level 2          Level 3          Fair Value
                                        ------------------ --------------- ----------------- -----------------
Assets:
Fixed income securities at fair value   $               -  $    6,934,015  $              -  $      6,934,015
Equity securities at fair value                   452,278               -                 -           452,278
(includes derivatives)
Short-term investments at fair value              262,333               -                 -           262,333
                                        ------------------ --------------- ----------------- -----------------
Total Assets                            $         714,611  $    6,934,015  $              -  $      7,648,626
                                        ================== =============== ================= =================

                                                                    May 31, 2012
                                        ----------------------------------------------------------------------
                                                    Fair Value Measurements Using
                                                                                                Assets At
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
                                        ================== =============== ================= =================

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2012 or at November 30, 2012.

During the three months ended November 30, 2012, the Company recognized gross realized gains on the sale of securities classified as available-for-sale as follows:
                                                       Gross       Gross
                                            Gross     Realized    Realized
                                           Proceeds    Gains       Losses
                                         ----------- ----------- -----------
       Equity securities                 $   132,723 $     7,161 $   (1,418)
       Equity securities (derivatives)        30,409      10,129     (1,417)
                                         ----------- ----------- -----------
       Total                             $   163,132 $    17,290 $   (2,835)
                                         =========== =========== ===========

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


During the six months ended November 30, 2012, the company recognized gross realized gains on the sale of securities classified as available-for-sale as follows:

                                                       Gross       Gross
                                            Gross     Realized    Realized
                                           Proceeds    Gains       Losses
                                         ----------- ----------- -----------
       Equity securities                 $   172,439 $     9,004 $   (1,418)
       Equity securities (derivatives)        50,105      19,711     (1,417)
                                         ----------- ----------- -----------
       Total                             $   222,544 $    28,715 $   (2,835)
                                         =========== =========== ===========


NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following unsecured notes payable to individuals and businesses as of November 30, 2012 and May 31, 2012 respectively:

                                                    November 30,     May 31,
                                                        2012          2012
                                                   -------------- -------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10% ($75,000
to related party)                                  $   1,369,000  $  1,589,000

Secured demand note payable to individual;
interest rate fixed @ 12%                                 15,000        15,000

Secured demand note payable to individuals;
interest rate fixed @ 14%; secured by accounts
receivable for investment advisory fees                  222,000        62,000

Secured demand note payable to individuals;
interest rate fixed @ 10%; secured by accounts
receivable for investment advisory fees                  175,000       105,000

Unsecured short-term advances from principal
shareholder and chief executive officer;
interest rate fixed @ 12%                               (214,162)      (57,046)

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below
($360,000 to related party)                            3,500,000     3,500,000
                                                   -------------- -------------
                                    Notes payable  $   5,066,838  $  5,213,954
                                                   ============== =============

In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2% of the Company's common

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the noteholder's pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

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


                Date of Issuance             Shares Issued
                -------------------------- ----------------
                September 10, 2008               4,870,449
                March 10, 2009                   5,010,640
                September 10, 2009               5,354,642
                March 10, 2010                   6,005,925
                September 10, 2010               6,213,285
                March 10, 2011                   6,738,900
                September 10, 2011               7,043,710
                March 10, 2012                   7,430,017
                September 10, 2012               8,573,594
                                           ----------------
                                                57,241,162
                                           ================

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

On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of the Company's subsidiary, Crystal Mountain Water (CMW), as security for repayment of the loans. The original repayment schedule called for quarterly payments of $224,515. The Holders agreed that under the forbearance the Company may satisfy its obligation by increasing the quarterly payments by $67,185, (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. In addition, the interest rate was increased to 17%. Although the Company has failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


refinance or otherwise repay the bridge loans. To date, none of the bridge lenders has elected to pursue legal remedies.

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

During the three and six months ended November 30, 2012 and the year ended May 31, 2012, a company owned by a board member provided consulting services. This company provided services totaling $15,525 and $31,050 in the three and six months ended November 30, 2012 and $15,525 and $31,050 in the three and six months ended November 30, 2011. Amounts owed to this company are treated as related party payables in the amounts $111,859 and $109,309 at November 30, 2012 and May 31, 2012.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12%. The following table summarizes the activity under such arrangement for the three and six month periods ended November 30, 2012.

                                             Three month        Six month
                                             period ended      period ended
                                             November 30,      November 30,
                                                 2012               2012
                                          ------------------ -----------------

Balance owed, beginning of period         $         (6,323)  $       (57,046)
Proceeds from borrowings                           225,436           442,806
Assumption of company debt                               -           221,868
Accrued payroll offsetting repayments                    -                 -
Repayments                                        (433,275)         (821,790)
                                          ------------------ -----------------
Balance owed, end of period               $       (214,162)  $      (214,162)
                                          ================== =================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Scheduled maturities and principal payments for each of the next five years ending November 30 are as follows:

                2013 (including demand notes)          $    4,764,589
                2014                                          156,834
                2015                                          145,415
                2016 - 2017                                         -
                                                       ---------------
                                                       $    5,066,838
                                                       ===============

NOTE E-STOCKHOLDERS EQUITY
--------------------------

In the three month period ending November 30, 2012, the Company issued 1,002,000 shares of the Company's common stock in connection with new and continued borrowings totaling $762,000. The shares were valued at approximately $.006930 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $6,944.

On October 1, 2012 the Company issued 719,543 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity. The shares were valued at approximately $.0015375 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $11,063.

In the three month period ending November 30, 2012, the Company issued 8,573,594 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.018740 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $160,669.

On July 9, 2012 the Company issued 22,600,000 shares of the Company's common stock to employees and other individuals for services rendered. The shares were valued at approximately $.002650 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $59,890.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE F-PREFERRED STOCK
----------------------

REDEEMABLE PREFERRED STOCK

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A
Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2012, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000. No shares were issued in the six month period ending November 30, 2012.

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

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of December 31, 2012, is $3,865,255.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

For the three months ended November 30, 2012, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $651,072 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $491,418 for the three months ended November 30, 2011.

For the six months ended November 30, 2012, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $1,123,026 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $649,759 for the six months ended November 30, 2011.

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity of $228,373 and $449,847 for the three and six month periods ending November 30, 2012, as compared with a charge to common stockholders' equity of $210,936 and $415,500 for the three and six month periods ending November 30, 2011.

DIVIDEND PREFERENCE AND ACCRETION

The Series A Shares are entitled to receive cumulative dividends at the rate of 4% per annum.

The Series B Shares have an 8% per annum compounding dividend preference, are convertible into Common Shares of JFG at the option of the holders at a conversion price of $1.00 per Share (as adjusted for dilution) and, to the extent not converted, must be redeemed by the Corporation at any time after December 31, 2010 at the option of the holder. Any such redemption is subject to legal constraints, such as the availability of capital or surplus out of which to pay the redemption, and to a determination by our Board of Directors that the redemption will not impair the operations of First Surety.

The Series C Shares issued in the Recapitalization have the same 8% per annum compounding dividend preference and carry over from the Series B Shares the same accrued but unpaid dividends. While dividends had never been declared on the Series B shares, they had been accrued, increasing the dividend preference and the redemption price and liquidity preference of such shares and increasing the liability represented thereby based upon the Series B Shares fixed maturity date. The accrued (but undeclared) dividends associated with the Series C exchange amounted to $2,295,624 and are included in the total amount exchanged for Series C Shares. Unlike the Series B Shares with their fixed maturity date, the Series C Shares are permanent equity, with accruing dividends only increasing the preference amount that must be satisfied before junior securities may participate in dividends or on liquidation. Accordingly, the effect of the accrual of dividends with respect to the Series C Shares on the Company's balance sheet is to increase the aggregate claim of the Series C Shares on the equity of the corporation and to increase the deficit in common equity, while having no effect on the net equity of the corporation as a whole. The entitlement of the Series C Shares to a priority in relation to junior securities with respect to dividends and on liquidation does not create an obligation to the Company and therefore no liability is recorded until the dividends are declared by the Board of the Company. The Series C Shares are pari passu with the Corporation's Series A Preferred Stock and Series B Shares (to the extent any remain outstanding following the Recapitalization) and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Preferred while dividends are in arrears. In addition, the Series C Shares are convertible into Common Shares of JFG at the option of the holders at a conversion price of $0.10 per Share. The Series C Shares may be redeemed by the Corporation, at its option, when it is in a financial position to do so.

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer, it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $94,869 for the three-month period ended November 30, 2012 and $186,871 for the six month period ending November 30, 2012. The remaining Series B shares not converted were accreted

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the six month period ending November 30, 2012.

During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. The shares of these Series A Preferred shareholders are listed in the liability section of the Balance Sheet in the amount of $1,453,581, which consists of $1,126,000 face value of stock and $327,581 in dividends payable. The dividends associated with these shares of Series A stock are a deduction from net income in the amount of $14,509 and $28,719 for the three and six month periods ended November 30, 2012. There was no accretion on these shares of Series A stock.

As of November 30, 2012 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $657,252 through November 30, 2012.

As of November 30, 2012 the Company has chosen to defer payment of dividends on the Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $1,982,617 and $4,749,028 through November 30, 2012.

NOTE G - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------

As of November 30, 2012, the Company had accrued and withheld approximately $207,000 in noncurrent Federal payroll taxes and approximately $29,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. Management is in discussion with the IRS and intends to satisfy this obligation as soon as possible.

As of November 30, 2012, the Company had accrued and withheld approximately $41,000 in State of West Virginia payroll withholdings and approximately $9,900 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities. In August 2012 the Company entered into a payment plan with the State of West Virginia which will satisfy this obligation in full over a 15 month payment period.

NOTE H - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                                                 THREE MONTH PERIOD ENDED
                        INDUSTRY SEGMENT     NOVEMBER 30,         NOVEMBER 30,
                        ----------------         2012                 2011
                                             ------------       ---------------

REVENUES:
 Investment advisory                         $     43,786       $        57,695
 Surety insurance                                 296,756               266,416
 Corporate                                              -                     -
                                             ------------       ---------------
 Total revenues                              $    340,542       $       324,111
                                             ============       ===============

NET INCOME (LOSS):
 Investment advisory                         $    (13,124)      $         5,115
 Surety insurance                                  57,172                 7,640
 Corporate                                       (676,368)             (472,213)
                                             ------------       ---------------
 Total net income (loss)                     $   (632,320)      $      (459,458)
                                             ============       ===============


                                                   SIX MONTH PERIOD ENDED
                        INDUSTRY SEGMENT     NOVEMBER 30,         NOVEMBER 30,
                        ----------------         2012                 2011
                                             ------------       ---------------
REVENUES:
 Investment advisory                         $    102,708       $       133,311
 Surety insurance                                 622,211               847,564
 Corporate                                              -                     -
                                             ------------       ---------------
 Total revenues                              $    724,919       $       980,875
                                             ============       ===============

NET INCOME (LOSS):
 Investment advisory                         $      4,763       $        30,028
 Surety insurance                                 184,835               336,406
 Corporate                                     (1,275,507)             (952,933)
 Total net income (loss)                     $ (1,085,909)      $      (586,499)
                                             ============       ===============

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

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London ("Reinsurer") for its coal reclamation surety bonding programs. The agreement has been renewed annually with the Reinsurer, with the most recent renewal effective July 1, 2012. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for a premium rate of 35% subject to a minimum premium $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $140,000. At November 30, 2012 and May 31, 2012, the Company had prepaid reinsurance premiums of $175,857 and $243,877 and ceded reinsurance deposited of $18,250 and $42,458.

At the close of the contract year ended June 30, 2012, the Company had written $407,274 in ceded premium on coal reclamation surety bonds. In order to meet the contract minimum of $490,000 of ceded premium written, the Company had to record an additional $82,726 in ceded premium at June 30, 2012.

There were no ceded losses and LAE expenses for the six months ended November 30, 2012 or 2011.

The effects of reinsurance on premium written and earned for the three and six month periods ending November 30, 2012 are as follows;

               THREE MONTH     THREE MONTH         THREE MONTH     THREE MONTH
              PERIOD ENDING   PERIOD ENDING       PERIOD ENDING   PERIOD ENDING
               NOVEMBER 30,    NOVEMBER 30,        NOVEMBER 30,    NOVEMBER 30,
                 2012 -          2012 -              2011 -          2011 -
                 WRITTEN         EARNED              WRITTEN         EARNED
               ------------     ----------         ----------       -----------


     DIRECT    $    130,757     $  326,953         $   37,176       $   292,206
     CEDED     $     43,155     $  108,828         $   11,375       $    97,875
               ------------     ----------         ----------       -----------
     NET       $     87,602     $  218,125         $   25,801       $   194,331
               ============     ==========         ==========       ===========


                SIX MONTH       SIX MONTH           SIX MONTH       SIX MONTH
              PERIOD ENDING   PERIOD ENDING       PERIOD ENDING   PERIOD ENDING
               NOVEMBER 30,    NOVEMBER 30,        NOVEMBER 30,    NOVEMBER 30,
                 2012 -          2012 -              2011 -          2011 -
                 WRITTEN         EARNED              WRITTEN         EARNED
               ------------     ----------         ----------       -----------

     DIRECT    $    480,959     $  660,612         $  406,246       $   699,465
     CEDED     $    234,290     $  302,311         $  137,926       $   237,590
               ------------     ----------         ----------       -----------
     NET       $    246,669     $  358,301         $  268,320       $   461,875
               ============     ==========         ==========       ===========

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

NOTE K - SUBSEQUENT EVENTS
--------------------------

Subsequent to November 30, 2012, the Company extended borrowings of $25,000 from individuals to fund ongoing operation and made no repayments on existing debt. Such borrowings were obtained under a demand note bearing an interest rate of 10%. This borrowing included the issuance of 25,000 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $274,560 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12% and made repayments totaling $87,075. After taking into account the net accrued payroll owed that is to be offset against these borrowings, the balance owed to the principal shareholder is $27,025 at the date of this filing.

On December 30, 2012, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with such cumulative accrued and unpaid dividends amounting to $690,848, $2,079,398 and $4,982,007, respectively.

On January 1, 2013 the Company issued 2,434,098 shares of common stock as additional 2% dividend to holders of Series B Preferred that had requested redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2012 and the six-month period ended November 30, 2012, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED NOVEMBER 30, 2011

The Company experienced a loss from operations for the three-month period ended November 30, 2012 of $235,404 as compared with a loss from operations of $145,096 for the corresponding period ended November 30, 2011.

REVENUES

Revenues from operations for the three-month period ended November 30, 2012 were $340,542 as compared with $324,111 for the corresponding period ended November 30, 2011. The overall increase in revenues is largely attributable to an increase in premiums written by FSC in the current year, as well as more gains recognized in the current year on the sale of investments held by the Company. For the three-month period ended November 30, 2012 net investment income declined due to the re-allocation of assets in the investment portfolio compared to the previous year. Some interest bearing mortgage backed securities were sold at various times during the previous twelve-month period and replaced with non-interest bearing, or zero coupon bonds. In addition, investment advisory fees declined due to the decrease in the size of the portfolios under management.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $42,438 for the three-month period ended November 30, 2012 as compared with $56,100 for the corresponding period ended November 30, 2011. Investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $296,757 for the three-month period ended November 30, 2012 as compared with $266,416 for the corresponding period ended November 30, 2011. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                Three-month Period Ended
                                                     November 30,
                                                 2012              2011
                                           ----------------- -----------------
Premium earned                             $        218,126  $        194,331
Commissions earned                                    3,450             4,377
Net investment income                                60,726            65,082
Net realized investment gains                        14,455             2,626
                                           ----------------- -----------------
                                    Total  $        296,757  $        266,416
                                           ================= =================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue, which is dependent on the timing of issuance or renewal of bonds, is somewhat more seasonal from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The increase in premium earned for the three-month period ended November 30, 2012 in comparison to the corresponding period from the prior year is a result of increase in bonds issued for new and existing clients.

Investment income should remain relatively consistent but can fluctuate based on interest rates, dividends and market conditions as well as the average assets held for investment. The decrease in corresponding periods reflects a decrease in average assets held for investment in FSC's investment portfolio, from $7.730 million for the three-month period ended November 30, 2011 to $7.579 million for the three-month period ended November 30, 2012, as well as a decrease in investment yield from approximately 3.72% for the three-month period ended November 30, 2011 to 2.92% for the three-month period ended November 30, 2012. This decrease in investment yield is mostly attributable to the diversification of some invested assets from interest earning, mortgage backed securities to tax-exempt zero coupon bonds. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

During the three-month period ending November 30, 2012, the Company sold certain equity investments for $163,132, resulting in realized gains of $14,455. In the three-month period ending November 30, 2011, the Company sold certain equity investments for $7,660, resulting in realized gains of $2,626.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of November 30, 2012. However, "incurred but not reported" (IBNR) policy losses for the three-month periods ending November 30, 2012 and 2011 amounted to $47,032 and $43,183 respectively. Such amounts represent the provision for loss and loss adjustment expense estimated attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 22% and 22% of earned premium.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $67,733 and $68,389 for the three-month periods ended November 30, 2012 and 2011, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 31% and 35% for the periods ended November 30, 2012 and 2011 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative  expenses for the three-month  periods ended November
30, 2012 and 2011 were $458,510 and $354,942 respectively, representing an increase of approximately $104,000, and were comprised of the following:

                                                                 Three-month Period Ended
                                                                       November 30,
                                                           -------------------------------------
                                                                 2012               2011             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         273,250  $         203,710  $           69,540
General office expense                                                28,152             27,452                 700
Legal and other professional fees and costs                           34,597              9,320              25,277
Audit, accounting and related services                                52,420             51,748                 672
Travel, meals and entertainment                                       24,993             21,027               3,966
Other general and administrative                                      45,098             41,685               3,413
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         458,510  $         354,942  $          103,568
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $70,000 and are comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                           -------------------------------------
                                                                   2012             2011            Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                         $         220,374  $         135,215  $          85,159
Commissions                                                            4,143              5,712             (1,569)
Fringe benefits                                                       28,565             24,270              4,295
Key-man insurance                                                     19,758             19,832                (74)
Deferred payroll costs                                                   410             18,681            (18,271)
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs  $         273,250  $         203,710  $          69,540
                                                           ================== ================== ===================

The increase in salaries and taxes is due to the issuance of Company stock to its employees as compensation for services rendered. The slight decrease in commissions is attributable to the timing of payment of commissions based upon collections. The Company's commission structure pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                      November 30,
                                                           -------------------------------------
                                                                   2012              2011            Difference
                                                           ------------------ ------------------ -------------------
General corporate services                                 $           8,238  $           2,667  $            5,571
Coal reclamation consulting                                            6,175              6,000                 175
Acquisition and financing related costs                               20,184                653              19,531
                                                           ------------------ ------------------ -------------------
                  Total legal and other professional fees  $          34,597  $           9,320  $           25,277
                                                           ================== ================== ===================

The increase in general corporate services expense results primarily increased legal and consulting expenses affecting the insurance subsidiary. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $20,184 and $653 for the three-month periods ended November 30, 2012 and 2011, respectively.

The increase in travel, meals and entertainment expense for the three-month period ended November 30, 2012 as compared to the corresponding 2011 period related primarily to expanded efforts by management to obtain financing necessary for the Company's business and penetration of additional markets.

Other general and administrative expense increased approximately $3,500 for the three-month period ended November 30, 2012 as compared to the corresponding 2011 period. This increase is attributable to increases in public filing fees, outside consultants and temporary help, as well as overall increases in several less significant items.

INTEREST EXPENSE

Interest expense for the three-month period ended November 30, 2012 was $287,538 as compared with $226,537 for the corresponding period ended November 30, 2011. Components of interest expense are comprised of the following:

                                                                    Three-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                      2012             2011           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        148,343  $        148,343   $             -
Expense of common shares issued or to be issued in
connection with bridge financing and other arrangements                  96,462            36,844            59,618
Interest expense on demand and term notes                                38,968            39,918              (950)
Other finance charges                                                     3,765             1,432             2,333
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        287,538  $        226,537  $         61,001
                                                               ================= ================= =================

The increased expense of common shares issued (or to be issued) for the three-month period ended November 30, 2012 as compared to the previous year period is attributable to rise in market value of the common stock used to calculate the price of shares to be issued for the semi-annual bridge loan issuance. Other finance charges for the three-month period ended November 30, 2012 consists of interest charged on past due accounts payable and Federal and State payroll taxes.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for three-month periods ended November 30, 2012 and 2011 are as follows:

                                                                    Three-month Period Ended
                                                                          November 30,
                                                            -----------------------------------------
                                                                     2012                2011           Difference
                                                            --------------------- ------------------- ----------------
Accrued dividends - mandatorily redeemable preferred stock  $            18,752   $         31,960    $       (13,208)
Accrued dividends - equity preferred stock                              228,373            210,936             17,437
                                                            --------------------- ------------------- ----------------
                            Total accretion and dividends   $           247,125   $        242,896    $         4,229
                                                            ===================== =================== ================

The remaining Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, for the three-month period ending November 30, 2012, dividends of $94,869 associated with the Series B after November 30, 2009 are deductions from net income and not included in the table above. For the thee-month period ending November 30, 2011 accretion of $126 and dividends of $87,699 associated with the Series B remaining after that date are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore, these shares of Series A Preferred are listed in the liability section of the Consolidated Condensed Balance Sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amount of $14,509 and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED NOVEMBER 30, 2012

The Company experienced a loss from operations for the six-month period ended November 30, 2012 of $270,860 as compared with income from operations of $42,538 for the corresponding period ended November 30, 2011.

REVENUES

Revenues from operations for the six-month period ended November 30, 2012 were $724,919 as compared with $980,875 for the corresponding period ended November 30, 2011. The apparent decrease in revenues is largely attributable to the previous year's receipt of a cumulative No Claims Bonus from its reinsurers for the years ended June 30, 2010 and June 30, 2011, as well as the need to recognize additional ceded premium in the current year in order to meet the minimum amount set forth in the Reinsurance contract. For the six-month period ended November 30, 2012 net investment income declined due to the re-allocation of assets in the investment portfolio compared to the previous year. Some interest bearing mortgage backed securities were sold at various times during the previous twelve-month period and replaced with U.S. Treasury-backed zero coupon bonds. In addition, investment advisory fees declined due to the decrease in the size of the portfolios under management.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $97,330 for the six-month period ended November 30, 2012 as compared with $131,071 for the corresponding period ended November 30, 2011. Investment advisory fees are based on the market value of assets under management and some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc. ("TSA"), were $622,211 for the six-month period ended November 30, 2012 as compared with $847,564 for the corresponding period ended November 30, 2011. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                  Six-month Period Ended
                                                       November 30,
                                            -----------------------------------
                                                   2012              2011
                                            ----------------- -----------------

Premium earned                              $        358,301  $        461,875
Commissions earned                                    20,315            22,591
No Claims Bonus from Reinsurers                       98,000           213,281
Net investment income                                119,715           135,099
Net realized investment gains                         25,880            14,718
                                            ----------------- -----------------
                                     Total  $        622,211  $        847,564
                                            ================= =================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue is dependent on the timing of issuance or renewal of bonds and is somewhat more seasonal quarter-to-quarter, with fluctuations for comparable periods largely reflecting overall growth or loss of business. The decrease in premium earned for the six-month period ended November 30, 2012, in comparison to the corresponding period from the prior year is a result of the need to recognize additional ceded premium in the current year in order to meet the minimum premium set forth in the Reinsurance contract.

For the six-month period ended November 30, 2011, the Company's insurance subsidiary, FSC, recorded $213,281 from its reinsurers representing cumulative No Claims Bonus under the terms of its reinsurance agreement for the claim years ending June 30, 2010 and June 30, 2011. For the six-month period ended November 30, 2012, the Company recorded $98,000 of No Claims Bonus receivable for the claim year ending June 30, 2012.

Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The decrease in corresponding periods reflects a decrease in average assets held for investment in FSC's investment portfolio, from approximately $7.692 million for the six-month period ended November 30, 2011 to approximately $7.618 million for the six-month period ended November 30, 2012, as well as a decrease in investment yield from approximately 3.60% for the six-month period ended November 30, 2011 to approximately 2.94% for the six-month period ended November 30, 2012. This decrease in investment yield is mostly attributable to the diversification of some invested assets from interest earning, mortgage backed securities to non-interest earning, zero coupon bonds. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

During the six-month period ending November 30, 2012, the Company sold certain equity investments for $222,544, resulting in a realized gain of $25,880. During the six-month period ending November 30, 2011, the Company sold certain US Government agency mortgage backed securities and equity investments for $128,568, resulting in realized gains of $14,718.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of November 30, 2012. However, "incurred but not reported" (IBNR) policy losses for the six-month period ended November 30, 2012 and 2011 amounted to $96,405 and $103,596 respectively. Such amounts represent the provision for loss and loss adjustment expense that may be incurred by surety bonds issued by FSC. Those estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. IBNR policy loss provisions were approximately 27% and 22% of earned premium for the six-month periods ending November 30, 2012 and 2011, respectively. The increase as a percentage of earned premium for the current period is due to FSC's need to recognize the minimum ceded premium amount required in the Reinsurance contract, without corresponding premium written.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $137,456 and $153,308 for the six-month periods ended November 30, 2012 and 2011, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such costs as a percentage of earned premium were approximately 38% and 33% for the periods ended November 30, 2012 and 2011 respectively. The increase as a percentage of earned premium for the current period is due to FSC's need to recognize the minimum ceded premium amount required in the Reinsurance contract, without corresponding premium written.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six-month periods ended November 30, 2012 and 2011 were $756,575 and $676,047 respectively, representing an increase of approximately $81,000, and were comprised of the following:

                                                                  Six-month Period Ended
                                                                       November 30,
                                                           -------------------------------------
                                                                 2012               2011             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         403,937  $         349,493  $           54,444
General office expense                                                55,095             55,752                (657)
Legal and other professional fees and costs                           94,708             63,922              30,786
Audit, accounting and related services                                81,870             86,054              (4,184)
Travel, meals and entertainment                                       43,146             43,864                (718)
Other general and administrative                                      77,819             76,962                 857
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         756,575  $         676,047  $           80,528
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $54,000 and are comprised of the following:

                                                                 Six-month Period Ended
                                                                      November 30,
                                                           --------------------------------------
                                                                   2012              2011            Difference
                                                           ------------------ ------------------ -------------------
Salaries and taxes                                         $         357,175  $         267,980  $          89,195
Commissions                                                           13,862             55,759            (41,897)
Stock option expense                                                       -                370               (370)
Fringe benefits                                                       50,840             53,220             (2,380)
Key-man life insurance                                                34,509             24,448             10,061
Deferred policy acquisition costs                                    (52,449)           (52,284)              (165)
                                                           ------------------ ------------------ -------------------
                         Total salaries and related costs  $         403,937  $         349,493  $          54,444
                                                           ================== ================== ===================

The increase in salaries and taxes is due to the issuance of Company stock to its employees as compensation for services rendered. The decrease in commissions is partially attributable to FSC's commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals. In addition, two customers were purchased by a multi-national firm with existing surety capacity, resulting in the release of those bonds and reducing commissions, and those bonds were released and the timing of some commission payments contributed to the decrease.

Legal and other professional fees and costs were comprised of the following:

                                                                 Six-month Period Ended
                                                                        November,
                                                          --------------------------------------
                                                                   2012               2011            Difference
                                                          --------------------- ------------------ -----------------

General corporate services                                $           19,488    $         6,533     $        12,955
Coal reclamation consulting                                           24,413             13,916              10,497
Statutory examination costs                                                -              7,675              (7,675)
Acquisition and financing related costs                               50,807              8,298              42,509
Acquisition and financing related costs - due diligence                    -              27,50             (27,500)
                                                          --------------------- ------------------ -----------------
                  Total legal and other professional fees $           94,708    $        63,922     $        30,786
                                                          ===================== =================== ================

The increase in general corporate services expense results primarily increased legal and consulting expenses affecting the insurance subsidiary. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $50,807 and $8,298 for the six-month periods ended November 30, 2012 and 2011, respectively. In the six-month period ending November 30, 2011, the Company incurred costs associated with a statutory examination of its insurance subsidiary by the West Virginia Insurance Commission. In the six months ended November 30, 2011, the Company incurred $27,500 in costs associated with the due diligence performed by third parties for the benefit of investors considering a substantial investment in the Company.

INTEREST EXPENSE

Interest expense for the six-month period ended November 30, 2012 was $599,459 as compared with $456,110 for the corresponding period ended November 30, 2011. Components of interest expense are comprised of the following:

                                                                    Six-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                      2012             2011           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $        298,316  $        298,316  $              -
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                209,436            69,152           140,284
Interest expense on demand and term notes                                82,828            87,210            (4,382)
Other finance charges                                                     8,879             1,432             7,447
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        599,459  $        456,110  $        143,349
                                                               ================= ================= =================

The increase in the expense of common shares issued (or to be issued) for the six-month period ended November 30, 2012, as compared to the corresponding period of the previous year is attributable to rise in market value of the common stock used to calculate the price of shares to be issued for the semi-annual bridge loan issuance. Other finance charges for the six-month period ended November 30, 2012 consists of interest charged on past due accounts payable and Federal and State payroll taxes.

ACCRETION AND DIVIDENDS

Accretion of mandatorily redeemable convertible preferred stock issued at a discount and accrued dividends for six-month periods ended November 30, 2012 and 2011 are as follows:

                                                                    Six-month Period Ended
                                                                          November 30,
                                                               -----------------------------------
                                                                     2012              2011           Difference
                                                               ----------------- ----------------- -----------------
Accrued dividends - mandatorily redeemable preferred stock     $        37,117   $        63,260   $       (26,143)
Accrued dividends - equity preferred stock                             449,847           415,500            34,347
                                                               ----------------- ----------------- -----------------
                            Total accretion and dividends      $       486,964   $       478,760   $         8,204
                                                               ================= ================= =================

The Series B class of stock is treated as a liability as of November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, for the six-month period ending November 30, 2012, dividends of $186,871 associated with the Series B outstanding after November 30, 2009 are deductions from net income and not included in the table above. For the six-month period ending November 30, 2011 accretion of $251 and dividends of $172,676 associated with the Series B remaining after that date are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock, which matures after December 30, 2012, released all of their outstanding bonds held with FSC. Therefore, these soon to be eligible for redemption shares of Series A Preferred Shareholders are listed in the liability section of the Consolidated Condensed Balance Sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amount of

$28,719 and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of November 30, 2012.

FSC holds licenses to write coal permit and miscellaneous fixed-liability limit surety bonds in West Virginia and Ohio. Coal permit bonds are required by regulatory agencies to assure the reclamation of land that has been disturbed by mining operations and accordingly is a highly regulated process by federal and state agencies. Such bonds are generally long-term in nature with mining operations and reclamation work conducted in unison. Additionally, no two principals and properties are alike due to varied company structures and unique geography and geology of each site.

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

For the six-month period ended November 30, 2012 the Company had a loss from operations of approximately $270,860, which, when accrued dividends on mandatorily redeemable preferred stock are taken into account, results in a loss of approximately $1,123,000. The Company had positive cash flow of approximately $135,000 from operating activities for the six-month period ended November 30, 2012. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation or to cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly when its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC develops a more substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without prior approval of the Insurance Commissioner. Of the Company's investments and cash of $7,869,398 as of November 30, 2012, $7,867,950 is restricted to FSC.

By Order dated March 26, 2012 the West Virginia Insurance Commissioner terminated the conditions imposed upon FSC by Consent Order dated December 23, 2005 and the Amended Consent Order dated June 8, 2007, which, among other conditions, included limitations before seeking license or Extension of its Authority in other states without obtaining prior approval of the Commissioner.

Effective April 1, 2009, and continuing through annual renewals, the most recent of which was July 1, 2012, various syndicates of Lloyd's of London have reinsured FSC for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled the underwriting of more and greater size bonds for its coal reclamation bonding clients. This reinsurance arrangement has allowed FSC to expand its market share and increase cash flow for each of the Company's operating subsidiaries.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of November 30, 2012. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2012, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of November 30, 2012, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of November 30, 2012 and May 31, 2012 and the results of its operations and cash flows for the six month period ended November 30, 2012 and 2011 in conformity with U.S. generally accepted accounting principals (GAAP).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the six months ended November 30, 2012, 2,063,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings and 8,573,594 common shares were issued to the Bridge lenders. In the six months ended November 30, 2012, 4,565,380 common shares were issued as additional 2% stock dividend for holders of Series B Preferred shares that had requested to be redeemed upon maturity and 22,600,000 common shares were issued to employees and individuals as compensation for services rendered. Subsequent to November 30, 2012, 25,000 common shares were issued in private placement to various individuals pursuant to short term borrowings, and 2,434,098 common shares were issued as stock dividends to Series B Preferred shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $4,083,806.

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


Date: January 22, 2013                      JACOBS FINANCIAL GROUP, INC.
                                    --------------------------------------------
                                                    (Registrant)
                                 By:
                                    /s/John M. Jacobs
                                    --------------------------------------------
                                    John M. Jacobs, President