Form 10-Q
period 2013-02-28
JACOBS FINANCIAL GROUP, INC.
filed 2013-04-22
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2013

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


               300 SUMMERS STREET, SUITE 970, CHARLESTON, WV 25301
      --------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

               Yes[ ]                              No[X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 321,921,908 shares of common stock as of April 22, 2013.


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The following financial statements are included herein in response to Item 1:

Financial Statements (Unaudited)                                      Page
                                                                  -------------

Consolidated Condensed Balance Sheets                                  F-1
Consolidated Condensed Statements of Operations                        F-2
Consolidated Condensed Statements of Comprehensive Income (Loss)       F-3
Consolidated Condensed Statements of Cash Flows                        F-4
Consolidated Condensed Statements of Mandatorily Redeemable          F-5 and
 Preferred Stock and Stockholders Equity (Deficit)                     F-6
Notes to Consolidated Condensed Financial Statements                   F-7

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                                                                  FEBRUARY 28, 2013  MAY 31, 2012
                                                                                   ---------------  --------------
ASSETS

INVESTMENTS AND CASH:

Bonds and mortgaged-back securities available for sale, at market value            $   6,435,343    $  6,098,648
(amortized cost - 2/28/13 $6,292,393; 05/31/12 $5,915,428)
Equity investments available for sale, at market value, net                              508,788         484,274
(amortized cost - 2/28/13 $523,403; 05/31/12 $519,120)
Short-term investments, at cost (approximates market value)                              655,970         991,875
Cash                                                                                     148,327         259,079
                                                                                   ---------------  --------------
                         TOTAL INVESTMENTS AND CASH                                    7,748,428       7,833,876

Investment income due and accrued                                                         25,734          42,981
Premiums and other accounts receivable                                                   173,413         289,463
Prepaid reinsurance premium                                                              160,353         243,877
Funds deposited with Reinsurers                                                           79,389          42,458
Deferred policy acquisition costs                                                        180,508         167,010
Furniture, automobile, and equipment, net of accumulated
 depreciation of $110,630 and $102,606 respectively                                       14,391          22,404
Other assets                                                                             102,580          96,370
Intangible assets                                                                        150,000         150,000
                                                                                   ---------------  --------------
                                       TOTAL ASSETS                                $   8,634,796    $  8,888,439
                                                                                   ===============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                               $   1,165,747    $  1,026,489
Reserve for unearned premiums                                                            532,125         771,089
Advanced premium                                                                         208,298         139,402
Accrued expenses and professional fees payable                                           674,187         473,540
Accounts payable                                                                         220,014         172,627
Related party payable                                                                    122,384         109,309
Term and demand notes payable to related party                                           348,163         377,954
Notes payable                                                                          4,739,151       4,836,000
Accrued interest payable                                                               2,149,665       1,716,884
Accrued interest payable to related party                                                260,453         209,069
Other liabilities                                                                        391,495         290,706
Mandatorily  redeemable Series A Preferred Stock,  $.0001 par value per share; 1 million shares authorized; 1,126 shares issued and outstanding at February 28, 2013 and May 31,  2012,  respectively;
stated liquidation  value of $1,000 per share                                          1,468,237       1,424,863
Mandatorily  redeemable  Series B Preferred  Stock,  $.0001 par value per share; 3,136 shares authorized; 2,817 shares issued and outstanding at February 28, 2013 and May 31, 2012; stated liquidation value of
$1,000 per share                                                                       4,893,877       4,610,224
                                                                                   ---------------  --------------
                                  TOTAL LIABILITIES                                   17,173,796      16,158,156

Series A  Preferred  Stock,  $.0001  par  value  per  share;  1  million shares authorized; 1,549 shares issued and outstanding at February 28, 2013
and May 31, 2012, respectively; stated liquidation value of $1,000 per share           1,897,613       1,841,555
                                                                                   ---------------  --------------
        TOTAL MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                       1,897,613       1,841,555

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized; 6,805 shares issued and outstanding  at February  28,  2013 and May 31,  2012, respectively;  includes  $4,982,007 and  $4,299,181
accrued Series C dividends, respectively                                              11,012,938      10,330,112
Common  stock,  $.0001 par value per  share;  490  million  shares
authorized;   310,847,903  and 270,352,831  shares issued and outstanding
at February  28, 2013 and May 31,  2012,  respectively                                    31,085          27,035
Additional  paid in capital                                                            3,961,738       3,664,923
Accumulated deficit                                                                  (25,570,709)    (23,281,717)
Accumulated other comprehensive income                                                   128,335         148,375
                                                                                   ---------------  --------------
                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (10,436,613)     (9,111,272)
                                                                                   ---------------  --------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $   8,634,796    $  8,888,439
                                                                                   ===============  ==============

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               FEBRUARY 28 AND 29,                  FEBRUARY 28 AND 29,
                                                         ------------------------------     ---------------------------------
                                                               2013            2012                2013            2012
                                                         --------------- --------------     ------------------ --------------
REVENUES:

Investment advisory services                             $     43,363    $     46,963       $       140,694    $    178,034
Insurance premiums and commissions                            197,877         225,084               674,496         922,831
Net investment income                                          50,801          72,369               170,516         207,468
Net realized investment gains (losses)                         15,144          (2,363)               41,024          12,355
Other income                                                      368           5,383                 5,746           7,623
                                                         --------------- --------------     ------------------ --------------
                                    TOTAL REVENUES            307,553         347,436             1,032,476       1,328,311


OPERATING EXPENSES:

Incurred policy losses                                         42,853          50,386               139,258         153,982
Insurance policy acquisition costs                             65,868          71,876               203,325         225,184
General and administrative                                    317,531         314,451             1,074,109         990,498
Depreciation                                                    2,671           2,679                 8,014           8,065
                                                         --------------- --------------     ------------------ --------------
                          TOTAL OPERATING EXPENSES            428,923         439,392             1,424,706       1,377,729
                                                         --------------- --------------     ------------------ --------------

                     NET INCOME (LOSS) FROM OPERATIONS       (121,370)        (91,956)             (392,230)        (49,418)

Accrued dividends of Series A Mandatorily Redeemable
 Preferred Stock                                              (14,655)              -               (43,374)              -
Accrued dividends and accretion of Series B Mandatorily
 Redeemable Preferred Stock                                   (96,781)        (89,392)             (283,652)       (262,318)
Interest expense                                             (231,393)       (220,634)             (830,852)       (676,745)
                                                         --------------- --------------     ------------------ --------------

                                  NET INCOME (LOSS)          (464,199)       (401,982)           (1,550,108)       (988,481)

Accretion of Mandatorily Redeemable Convertible
 Preferred Stock, including accrued dividends                 (18,941)        (32,282)              (56,058)        (95,542)
Accrued dividends on Series C Preferred Stock equity         (232,979)       (215,190)             (682,826)       (630,690)
                                                         --------------- --------------     ------------------ --------------

  NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS  $   (716,119)   $  ( 649,454)      $    (2,288,992)   $ (1,714,713)
                                                         =============== ==============     ================== ==============


BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS) PER SHARE                            $          -    $          -       $         (0.01)   $      (0.01)
                                                         =============== ==============     ================== ==============


  WEIGHTED-AVERAGE SHARES OUTSTANDING                     309,815,347     257,684,080           289,575,312     251,312,413
                                                         =============== ==============     ================== ==============









                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)





                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  FEBRUARY 28 AND 29,               FEBRUARY 28 AND 29,
                                                              ---------------------------     -----------------------------

                                                                  2013            2012              2013            2012
                                                              ------------- -------------     -------------- --------------
COMPREHENSIVE INCOME (LOSS):

Net loss attributable to common stockholders                  $ (716,119)   $   (649,454)     $ (2,288,992)  $  (1,714,713)


OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gain (loss) of available-for-sale
 investments arising during period                               (69,801)        106,720            (5,983)        147,252

 Reclassification adjustment for realized (gain) loss
 included in net loss                                              1,118            (513)          (14,057)         (7,255)
                                                              ------------- -------------     -------------- --------------

 Net unrealized gain (loss) attributable to
 available-for-sale investments recognized in other
 comprehensive income (loss)                                     (68,683)        106,207           (20,040)         139,997
                                                              ------------- -------------     -------------- --------------


 COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $ (784,802)   $   (543,247)     $ (2,309,032)  $  (1,574,716)
                                                              ============= =============     ============== ==============



























                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          FEBRUARY 28 AND 29,                FEBRUARY 28 AND 29,
                                                                    ------------------------------      ----------------------------
                                                                          2013           2012                2013          2012
                                                                    ------------------------------      ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Loss                                                           $    (464,199)   $  (401,982)       $(1,550,108)    $ (988,481)

 Adjustments  to reconcile  net loss
 to net cash provided by (used in) operating activities:

        Unearned premium                                                   13,528        106,105            (86,543)        18,743
        Stock option expense                                                    -              -                  -            370
        Stock issued (or to be issued) in connection with
         financing arrangements                                            27,306         10,479            207,906         55,616
        Stock issued (or to be issued) in connection with
         dividend arrangements                                             11,063         10,920             33,068         32,157
        Stock issued (or to be issued) in connection with
         services rendered                                                      -          4,470             59,890          4,470
        Accrual of Series A preferred stock dividends                      14,656              -             43,374              -
        Accrual of Series B preferred stock dividends and accretion        96,782         89,392            283,653        262,318
        Provision for loss reserves                                        42,853         50,386            139,258        153,982
        Amortization of premium                                            26,824         19,604             64,615         61,300
        Depreciation                                                        2,671          2,678              8,013          8,064
        Accretion of discount                                              (6,264)             -            (17,400)             -
        Realized (gain) loss on sale of securities                        (15,144)         2,363            (41,024)       (12,356)
        Change in operating assets and liabilities:
         Other assets                                                     (11,985)       (74,807)            (6,211)       (68,888)
         Premiums and other receivables                                    64,871         40,764            116,050         17,451
         Investment income due and accrued                                 20,761         10,084             20,212          2,694
         Deferred policy acquisition costs                                (25,387)       (24,978)           (13,498)        34,983
         Related party accounts payable                                    10,525          1,025             13,075         13,575
         Accounts payable and cash overdraft                              (16,779)        39,319             47,387         35,640
         Accrued expenses and other liabilities                           143,331        221,354            748,671        557,888
                                                                    ---------------- -------------      --------------- ------------
  NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                      (64,587)       107,176             70,388        189,526

CASH FLOWS FROM INVESTING ACTIVITIES

        Decrease (increase) in short-term investments                    (393,637)       270,757            335,905        760,682
        Costs of bonds acquired                                          (551,756)      (371,556)        (1,137,860)    (1,325,124)
        Costs of mortgaged-backed securities acquired                           -       (288,829)          (599,797)      (634,182)
        Purchase of equity securities                                    (119,267)       (81,817)          (276,367)      (220,815)
        Proceeds from sale of securities available for sale               781,883         64,297            995,224        200,100
        Repayment of mortgage-backed securities                           257,203        199,335            631,360        677,233
        (Purchase)/Collection - accrued interest                           (2,760)         4,273             (2,965)         1,008
                                                                    ---------------- -------------      --------------- ------------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                             (28,334)      (203,540)           (54,500)      (541,098)

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from related party debt                                  351,145        314,479          1,015,819        787,180
        Repayment of related party debt                                  (223,820)      (355,091)        (1,045,610)      (790,589)
        Proceeds from borrowings                                           12,000        382,500            320,000        794,000
        Repayment of borrowings                                          (118,849)      (173,500)          (416,849)      (606,500)
                                                                    ---------------- -------------      --------------- ------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                         20,476        168,388           (126,640)       184,091

NET INCREASE (DECREASE) IN CASH                                           (72,445)        72,024           (110,752)      (167,481)

CASH AT BEGINNING OF PERIOD                                               220,772         51,064            259,079        290,569
                                                                    ---------------- -------------      --------------- ------------
CASH AT END OF PERIOD                                               $     148,327    $   123,088        $   148,327     $  123,088
                                                                    ================ =============      =============== ============
SUPPLEMENTAL DISCLOSURES
        Interest paid                                               $      24,479    $    20,562        $    98,095     $   90,650
        Income taxes paid                                                       -              -                  -              -
        Non-cash investing and financing transaction:
         Additional shares of stock paid for issuance of debt              27,306         10,479            207,906         55,788

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2013

                       -----------------    ----------------------------------------------------------------------------------------

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)

                                            ----------------------------------------------------------------------------------------
                          SERIES A                  COMMON STOCK             SERIES C PREFERRED               ACCUMULATED
                     MANDATORILY REDEEMABLE ------------------------------  --------------------                 OTHER
                                                                ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                           PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)     TOTAL
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------
BALANCE,
 NOVEMBER 30, 2012      1,549 $1,878,672   308,154,805 $30,816  $3,923,638    6,805 $10,779,959 $(24,854,590) $197,018 $(9,923,159)

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -     2,693,098     269      12,268        -           -            -         -       12,537

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     18,941             -       -           -        -           -      (18,941)        -      (18,941)

Accrued dividends of
 Series C equity
 preferred stock            -          -             -       -           -        -     232,979     (232,979)        -            -

Accrual of common
 shares to be issued
 in connection with
 financing arrangements     -          -             -       -      25,832        -           -            -         -       25,832

Unrealized net loss
 on available for sale
 securities                 -          -             -       -           -        -           -            -   (68,683)     (68,683)

Net loss,
 three month period
 ended February 28, 2013    -          -             -       -           -        -           -     (464,199)        -     (464,199)
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------

BALANCE,
 FEBRUARY 28, 2013      1,549 $1,897,613   310,847,903 $31,085  $3,961,738    6,805 $11,012,938 $(25,570,709) $128,335 $(10,436,613)
                       ====== ==========   =========== =======  ========== ======== =========== ============= ======== =============

                       -----------------    ----------------------------------------------------------------------------------------





                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE NINE MONTH PERIOD ENDED FEBRUARY 28, 2013


                       -----------------    ----------------------------------------------------------------------------------------

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)

                                            ----------------------------------------------------------------------------------------
                          SERIES A                  COMMON STOCK             SERIES C PREFERRED               ACCUMULATED
                     MANDATORILY REDEEMABLE ------------------------------  --------------------                 OTHER
                                                                ADDITIONAL                                    COMPREHENSIVE
                       PREFERRED STOCK                           PAID-IN                AMOUNT     ACCUMULATED   INCOME
                       SHARES   AMOUNT       SHARES     AMOUNT   CAPITAL     SHARES    AND APIC      DEFICIT     (LOSS)     TOTAL
                       ------ ----------   ----------- -------  ---------- --------- ----------- ------------- -------- ------------
BALANCE, MAY 31, 2012   1,549 $1,841,555   270,352,831 $27,035  $3,664,923    6,805 $10,330,112 $(23,281,717) $148,375  $(9,111,272)

Issuance of common
 stock as compensation
 for services               -          -    22,600,000   2,260      57,630        -           -           -          -       59,890

Issuance of common
 stock as additional
 consideration for
 financing arrangements     -          -    17,895,072   1,790     203,930        -           -           -          -      205,720

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock            -     56,058             -       -           -        -           -     (56,058)         -      (56,058)

Accrued dividends of
 Series C equity
 preferred stock            -          -             -       -           -        -     682,826    (682,826)         -            -

Accrual of common
 shares to be issued
 in connection with
 financing arrangements     -          -             -       -      35,255        -           -           -          -       35,255

Unrealized net loss
 on available for sale
 securities                 -          -             -       -           -        -           -           -    (20,040)     (20,040)

Net loss,
 nine month period
 ended February 28, 2013    -          -             -       -           -        -           -   (1,550,108)        -   (1,550,108)
                       ------ ----------   ----------- -------  ---------- -------- ----------- ------------- -------- ------------

BALANCE,
 FEBRUART 28, 2013      1,549 $1,897,613   310,847,903 $31,085  $3,961,738    6,805 $11,012,938 $(25,570,709) $128,335 $(10,436,613)
                       ====== ==========   =========== =======  ========== ======== =========== ============= ======== ============

                       -----------------    ----------------------------------------------------------------------------------------











                            See accompanying notes.
                                      F-6

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements are of Jacobs Financial Group, Inc. (the "Company" or "JFG"). These financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended February 28, 2013, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending May 31, 2013. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 8. of Form 10-K filed on September 13, 2012.

RECLASSIFICATIONS

Certain amounts have been reclassified in the presentation of the Consolidated Condensed Financial Statements for the three and nine month periods ended February 29, 2012 to be consistent with the presentation in the Consolidated Condensed Financial Statements for the three and nine month periods ended February 28, 2013. This reclassification had no impact on previously reported net income, cash flow from operations or changes in stockholders equity.

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

For the three month period ended February 28, 2013, the Company had a loss from operations of approximately $121,000, or a loss of approximately $483,000 after interest expense and accrued dividends on mandatorily redeemable preferred stock are taken into account. For the nine month period ended February 28, 2013, the Company had a loss from operations of approximately $392,000, or a loss of approximately $1,606,000 after interest expense and accrued dividends on mandatorily redeemable preferred stock are taken into account. Losses are expected to continue until the Company's insurance company subsidiary, First Surety Corporation ("FSC") develops a more substantial book of business. While improvement is anticipated as the business plan is implemented, restrictions on the use of FSC's assets, the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassification out of accumulated other comprehensive income on the respective line items in net income of the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet instead of directly to income or expense in the same reporting period. This update is effective for annual

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


reporting periods beginning on or after December 15, 2012. Management does not expect this update to have a material effect on the Company's financial statements.

In January 2013, the FASB issued Accounting  Standards Update 2013-01,  "Balance
Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. Management does not expect this update to have a material effect on the Company's financial statements.

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

In May 2011, the FASB issued  Accounting  Standards Update 2011-04,  "Fair Value
Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". The amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This update is effective for annual reporting periods beginning on or after December 15, 2011 and interim periods within that fiscal year. This update did not have a material effect on the Company's financial statements.

In October 2010, the FASB issued Accounting Standards Update 2010-26, "Financial Services - Insurance: Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts". This FASB is intended to specify costs incurred in the acquisition of new and renewal contracts that should be capitalized as deferred

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

NOTE C - INVESTMENTS AND FAIR VALUE DISCLOSURES
-----------------------------------------------

The Company classifies its investments as available-for-sale, and as such, they are carried at fair value. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts which are included in net investment income. Changes in fair value are reported as a component of other comprehensive income, exclusive of other-than-temporary impairment losses, if any. For the three and nine month periods ended February 28, 2013, there have been no other-than-temporary impairments. The Company intends and believes it has the ability to hold all investments in an unrealized loss position until the expected recovery in value, which may be at maturity.

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

The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on February 28, 2013.

                                                         Gross Unrealized     Gross Unrealized
                                      Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        2,547,025  $            20,772  $           25,329  $         2,542,468
Equity securities                             539,714               22,966              30,038              532,642
Derivatives                                   (16,311)              (8,137)               (594)             (23,854)
Foreign obligations                           201,873                    -               6,503              195,370
U.S. government agency                      3,543,495              159,619               5,609            3,697,505
 mortgage-backed securities
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,815,796  $           195,220  $           66,885  $         6,944,131
                                   =================== ==================== =================== ====================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The following table sets forth the amortized cost and estimated market value of bonds and equity securities available-for-sale and carried at market value on May 31, 2012.

                                                        Gross Unrealized     Gross Unrealized
                                     Amortized Cost           Gains               Losses         Fair Market Value
                                   ------------------- -------------------- ------------------- --------------------
State and municipal securities     $        2,077,399  $            16,051  $            6,110  $         2,087,340
Equity securities                             533,669               15,176              52,377              496,468
Derivatives                                   (14,549)              (2,344)             (4,699)             (12,194)
Foreign obligations                           205,247                    -               9,997              195,250
U.S. government agency                      3,632,782              185,140               1,864            3,816,058
                                   ------------------- -------------------- ------------------- --------------------
                                   $        6,434,548  $           214,023  $           65,649  $         6,582,922
                                   =================== ==================== =================== ====================

The Company's short-term investments of $655,970 and $991,875 at February 28, 2013 and May 31, 2012 consisted of money-market investment funds.

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

There are no securities classified as held to maturity at May 31, 2012 or February 28, 2013.

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

Assets measured at fair value on a recurring basis are summarized below:

                                                                   February 28, 2013
                                          --------------------------------------------------------------------
                                                    Fair Value Measurements Using
                                                                                                Assets At
                                              Level 1         Level 2          Level 3          Fair Value
                                          ---------------- --------------- ----------------- -----------------
Assets:
Fixed income securities at fair value     $             -  $    6,435,343  $              -  $      6,435,343
Equity securities at fair value
 (includes derivatives)                           508,788               -                 -           508,788
Short-term investments at fair value              655,970               -                 -           655,970
                                          ---------------- --------------- ----------------- -----------------
Total Assets                              $     1,164,758  $    6,435,343  $              -  $      7,600,101
                                          ================ =============== ================= =================

                                                                     May 31, 2012
                                          --------------------------------------------------------------------
                                                    Fair Value Measurements Using
                                                                                                Assets At
                                              Level 1         Level 2          Level 3          Fair Value
                                          ---------------- --------------- ----------------- -----------------
Assets:
Fixed income securities at fair value     $             -  $    6,098,648  $              -  $      6,098,648
Equity securities at fair value
 (includes derivatives)                           484,274               -                 -           484,274
Short-term investments at fair value              991,875               -                 -           991,875
                                          ---------------- --------------- ----------------- -----------------
Total Assets                              $     1,476,149  $    6,098,648  $              -  $      7,574,797
                                          ================ =============== ================= =================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2012 or at February 28, 2013.

During the three months ended  February 28, 2013, the Company  recognized  gross realized  gains on the sale of securities  classified as  available-for-sale  as follows:
                                                                      Gross              Gross
                                                  Gross             Realized            Realized
                                                 Proceeds             Gains              Losses
                                             ------------------ ------------------  ------------------
       State and municipal securities        $         700,224  $           18,108  $         $     -
       Equity securities                                56,797               1,700             (2,743)
       Equity securities (derivatives)                  13,897               2,339             (4,260)
                                             ------------------ ------------------- ------------------
       Total                                 $         770,918  $           22,147  $          (7,003)
                                             ================== =================== ==================

During the nine months ended  February 28, 2013,  the company  recognized  gross realized  gains on the sale of securities  classified as  available-for-sale  as follows:
                                                                      Gross              Gross
                                                   Gross            Realized            Realized
                                                 Proceeds             Gains              Losses
                                             ------------------ ------------------  ------------------
       State and municipal securities        $         700,224  $           18,108  $               -
       Equity securities                               229,236              10,704             (4,161)
       Equity securities (derivatives)                  64,002              22,050             (5,677)
                                             ------------------ ------------------- ------------------
       Total                                 $         993,462  $           50,862  $          (9,838)
                                             ================== =================== ==================

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE D - NOTES PAYABLE AND ADVANCES FROM RELATED PARTY
------------------------------------------------------

The Company had the following notes payable to individuals and businesses as of February 28, 2013 and May 31, 2012 respectively:

                                                         February 28, 2013    May 31, 2012
                                                        ------------------ ------------------
Unsecured demand notes payable to individuals
and others; interest rate fixed @ 10% ($75,000
to related party)                                       $       1,262,151  $       1,589,000

Secured demand note payable to individual;
interest rate fixed @ 12%                                          15,000             15,000

Secured demand note payable to individuals;
interest rate fixed @ 14%; secured by accounts
receivable for investment advisory fees                           222,000             62,000

Secured demand note payable to individuals;
interest rate fixed @ 10%; secured by accounts
receivable for investment advisory fees                           175,000            105,000

Unsecured short-term advances to principal
shareholder and chief executive officer;
interest rate fixed @ 12%                                        (86,837)           (57,046)

Unsecured note(s) payable to individual(s) under
a bridge-financing arrangement described below
($360,000 to related party)                                     3,500,000          3,500,000
                                                        ------------------ ------------------
                                    Notes payable       $       5,087,314  $       5,213,954
                                                        ================== ==================

In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that, when added to the stock initially issued to the holders of the notes, will equal the noteholder's pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).

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

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

During the three and nine months ended February 28, 2013 and the year ended May 31, 2012, a company owned by a board member provided consulting services. This company provided services totaling $15,525 and $46,575 in the three and nine months ended February 28, 2013 and $15,525 and $46,575 in the three and nine months ended February 29, 2012. Amounts owed to this company are treated as related party payables in the amounts $122,384 and $109,309 at February 28, 2013 and May 31, 2012.

Advances have been made to the Company by its principal shareholder and chief executive officer to fund ongoing operations under a pre-approved unsecured financing arrangement bearing interest at the rate of 12%. The following table summarizes the activity under such arrangement for the three and nine month periods ended February 28, 2013.

                                             Three month        Nine month
                                             period ended       period ended
                                          February 28, 2013  February 28, 2013
                                         ------------------ ------------------
Balance owed, beginning of period        $       (214,162)  $        (57,046)
Proceeds from borrowings                          168,110            610,915
Assumption of company debt                         97,785            319,654
Accrued payroll offsetting repayments              85,250             85,250
Repayments                                       (223,820)        (1,045,610)
                                         ------------------ ------------------
Balance owed, end of period              $        (86,837)  $        (86,837)
                                         ================== ==================


Scheduled maturities and principal payments for each of the next five years ending May 31 are as follows:

2013 (including demand notes)           $   4,785,065
2014                                          156,834
2015                                          145,415
2016 - 2017                                         -
                                       ---------------
                                        $   5,087,314
                                       ===============

NOTE E-STOCKHOLDERS EQUITY
--------------------------

In the three month period ending February 28, 2013, the Company issued 259,000 shares of the Company's common stock in connection with new and continued borrowings totaling $259,000. The shares were valued at approximately $.005694 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $1,476.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


On January 1, 2013 the Company issued 2,434,098 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that had requested redemption upon maturity. The shares were valued at approximately $.004545 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $11,063.

In the three month period ending November 30, 2012, the Company issued 1,002,000 shares of the Company's common stock in connection with new and continued borrowings totaling $762,000. The shares were valued at approximately $.006930 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $6,944.

On October 1, 2012 the Company issued 719,543 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity. The shares were valued at approximately $.015375 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $11,063.

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

On July 9, 2012 the Company issued 22,600,000 shares of the Company's common stock to employees and other individuals for services rendered. The shares were valued at approximately $.002650 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $59,890.

In the three month period ending August 31, 2012, the Company issued 1,061,000 shares of the Company's common stock in connection with new and continued borrowings totaling $969,000. The shares were valued at approximately $.003359 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $3,564.

On July 1, 2012 the Company issued 3,845,837 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series B Preferred shares that were requested to be redeemed upon maturity. The shares were valued at approximately $.002845 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $10,941.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE F-PREFERRED STOCK
----------------------

REDEEMABLE PREFERRED STOCK

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A
Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2012, the Company had issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000. No shares were issued in the nine month period ending February 28, 2013.

The Company's outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of this report, the Company has received requests for redemption of 100 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of March 31, 2013, is $133,476.

Under the terms of the Series A Preferred Stock, upon receipt of such a request, the Company's Board was required to make a good faith determination regarding
(A) whether the funds of the Company legally available for redemption of shares of Series A Stock are sufficient to redeem the total number of shares of Series A Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however,

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series A Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series A Stock to be redeemed shall be increased by 2% of the Series A Face Amount, with the amount of such increase (i.e., 2% of the Series A Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series A Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series A Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series A Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject to redemption shall be paid on a pari passu basis with the Redemption Price of the Series A Stock subject to redemption in accordance herewith. Until the Redemption Price for each share of Series A Stock elected to be redeemed shall have been paid in full, such share of Series A Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

On April 4, 2013, the Company's Board of Directors determined based on the criteria established under the terms of the Preferred Stocks that there were insufficient funds available for the redemption of Preferred Stocks.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,890 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and non-assessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during this fiscal year.

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of March 31, 2013, is $3,941,501.

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

For the three months ended February 28, 2013, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $483,140 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $434,264 for the three months ended February 29, 2012.

For the nine months ended February 28, 2013, the Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $1,606,166 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock of $1,084,023 for the nine months ended February 29, 2012.

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity of $232,979 and $682,826 for the three and nine month periods ending February 28, 2013, as compared with a charge to common

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


stockholders' equity of $215,190 and $630,690 for the three and nine month periods ending February 29, 2012.

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

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. Those Series B Preferred Shareholders that chose not to convert at this time are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. As the redemption date on the Series B shares got closer, it became apparent that it was unlikely that the shares would be converted to common at $1.00, and thus the classification was changed. Dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $96,781 for the three-month period ended February 28, 2013 and $283,652 for the nine month period ending February 28, 2013. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the nine month period ending February 28, 2012.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. The shares of these Series A Preferred shareholders are listed in the liability section of the Balance Sheet in the amount of $1,468,237, which consists of $1,126,000 face value of stock and $342,237 in dividends payable. The dividends associated with these shares of Series A stock are a deduction from net income in the amount of $14,655 and $43,374 for the three and nine month periods ended February 28, 2013. There was no accretion on these shares of Series A stock.

As of February 28, 2013 the Company has chosen to defer payment of dividends on the Series A Preferred Stock with such accrued and unpaid dividends amounting to $690,848 through February 28, 2013.

As of February 28, 2013 the Company has chosen to defer payment of dividends on the Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $2,079,398 and $4,982,007 through February 28, 2013.

NOTE G - COMMITMENTS, CONTINGENCIES, AND MATERIAL AGREEMENTS
------------------------------------------------------------

As of February 28, 2013, the Company had accrued and withheld approximately $294,000 in Federal payroll taxes and approximately $40,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. Management is in discussion with the IRS and intends to satisfy this obligation as soon as possible.

As of February 28, 2013, the Company had accrued and withheld approximately $67,000 in State of West Virginia payroll withholdings and approximately $13,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities. In August 2012 the Company entered into a payment plan with the State of West Virginia to satisfy this obligation in full over a 15 month payment period, but the Company is not currently up to date on the scheduled payments.

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE H - SEGMENT REPORTING
--------------------------

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.
                                              THREE MONTH PERIOD ENDED
        INDUSTRY SEGMENT                FEBRUARY 28,             FEBRUARY 29,
        ----------------                    2013                     2012
                                      ----------------          --------------
REVENUES:
 Investment advisory                  $        43,731           $      52,346
 Surety insurance                             263,822                 295,090
 Corporate                                          -                       -
                                      ----------------          --------------
 Total revenues                       $       307,553           $     347,436
                                      ================          ==============

NET INCOME (LOSS):
 Investment advisory                  $         8,082           $      14,895
 Surety insurance                              42,676                  65,809
 Corporate                                   (514,957)               (482,686)
                                      ----------------          --------------
 Total net income (loss)              $      (464,199)          $    (401,982)
                                      ================          ==============


                                               NINE MONTH PERIOD ENDED
        INDUSTRY SEGMENT                FEBRUARY 28,             FEBRUARY 29,
        ----------------                    2013                     2012
                                      ----------------          --------------
REVENUES:
 Investment advisory                  $       146,440           $     185,656
 Surety insurance                             886,036               1,142,655
 Corporate                                          -                       -
                                      ----------------          --------------
 Total revenues                       $     1,032,476           $   1,328,311
                                      ================          ==============

NET INCOME (LOSS):
 Investment advisory                  $        12,846           $      44,924
 Surety insurance                             227,510                 402,214
 Corporate                                 (1,790,464)             (1,435,619)
                                      ----------------          --------------
 Total net income (loss)              $    (1,550,108)          $    (988,481)
                                      ================          ==============

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

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London ("Reinsurer") for its coal reclamation surety bonding programs. The agreement has been renewed annually with the Reinsurer, with the most recent renewal effective July 1, 2012. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for a premium rate of 35% subject to a minimum premium $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $140,000. At February 28, 2013 and May 31, 2012, the Company had prepaid reinsurance premiums of $160,353 and $243,877 and ceded reinsurance deposited of $79,389 and $42,458.

At the close of the contract year ended June 30, 2012, the Company had written $407,274 in ceded premium on coal reclamation surety bonds. In order to meet the contract minimum of $490,000 of ceded premium written, the Company had to record an additional $82,726 in ceded premium at June 30, 2012.

There were no ceded losses and LAE expenses for the nine months ended February 28, 2013 or February 29, 2012.

The effects of reinsurance on premium written and earned for the three and nine month periods ending February 28, 2013 and February 29, 2012 are as follows;

               THREE MONTH     THREE MONTH         THREE MONTH     THREE MONTH
              PERIOD ENDING   PERIOD ENDING       PERIOD ENDING   PERIOD ENDING
               FEBRUARY 28,    FEBRUARY 28,        FEBRUARY 29,    FEBRUARY 29,
                 2013 -          2013 -              2012 -          2012 -
                 WRITTEN         EARNED              WRITTEN         EARNED
               ------------     ----------         ----------       -----------

DIRECT         $  232,467       $ 291,779          $ 506,129        $   340,413
CEDED          $   78,861       $  94,365            176,084            115,761
               ------------     ----------         ----------       -----------
NET            $  153,606       $ 197,414          $ 330,045        $   224,652
               ============     ==========         ==========       ===========


               NINE MONTH      NINE MONTH          NINE MONTH      NINE MONTH
              PERIOD ENDING   PERIOD ENDING       PERIOD ENDING   PERIOD ENDING
               FEBRUARY 28,    FEBRUARY 28,        FEBRUARY 29,    FEBRUARY 29,
                 2013 -          2013 -              2012 -          2012 -
                 WRITTEN         EARNED              WRITTEN         EARNED
               ------------     ----------         ----------       -----------
                                                                       WRITTEN
DIRECT         $  713,426       $ 952,391         $  912,375        $ 1,039,878
CEDED          $  313,151       $ 396,676            314,010            353,351
               ------------     ----------         ----------       -----------
NET            $  400,275       $ 555,715         $  598,365        $   686,527
               ============     ==========         ==========       ===========

JACOBS FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


Under the terms of its reinsurance agreement, the Company is entitled to a No Claims Bonus from the reinsurers for each claim year in which no claims are received. The bonus is 20% of the annual reinsurance premium and is to be recorded upon the completion of each contract year. On August 31, 2011 the Company recorded receipt of $213,281 from its reinsurers representing the cumulative No Claims Bonus under the terms of its reinsurance agreement for the claim years ending June 30, 2010 and June 30, 2011. For the contract year ended June 30, 2012, the Company recorded a No Claims Bonus in the amount of $98,000. The No Claims Bonus is not included in the analysis of written and earned premium above.

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

NOTE K - SUBSEQUENT EVENTS
--------------------------

Subsequent to February 28, 2013, the Company extended borrowings of $19,500 from individuals to fund ongoing operation and made repayments of $215,767 on existing debt. Such borrowings were obtained under demand notes bearing an interest rate of 10%. This borrowing, and the continuation of existing borrowings, included the issuance of 69,500 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $227,573 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12% and made repayments totaling $165,840. After taking into account the net accrued payroll owed that is to be offset against these borrowings, the balance owed to the principal shareholder is $79,336 at the date of this filing.

On March 10, 2013, the Company issued  8,947,444  shares of the Company's common
stock  in  connection  with  the  semi-annual   issuance  of  shares  under  the
bridge-financing arrangements (see Note D).

On March 31, 2013, the Company elected to continue to defer payment of dividends on its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, with such cumulative accrued and unpaid dividends amounting to $724,045, $2,175,985 and $5,214,516, respectively.

On April 1, 2013 the Company issued 2,057,061 shares of common stock as additional 2% dividend to holders of Series B Preferred that had requested redemption.

On  April  4,  2013  the  Company's  Board  of  Directors  met to  consider  the
Corporation's financial condition, including the Corporation's unrestricted assets, the current maturities of the Corporation's indebtedness and the Corporation's substantial capital deficit, for the purpose of considering redemption request for its Series A Preferred and Series B Preferred shares. It was the determination of the Board that no funds are legally available to effect the redemption or partial redemption of Preferred Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2012 and the nine-month period ended February 28, 2013, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, arranging for potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation ("FSC"), to facilitate entry into other state markets.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED FEBRUARY 29, 2012

The Company experienced a loss from operations for the three-month period ended February 28, 2013 of $121,370 as compared with a loss from operations of $91,956 for the corresponding period ended February 29, 2012.

REVENUES

Revenues from operations for the three-month period ended February 28, 2013 were $307,553 as compared with $347,436 for the corresponding period ended February 29, 2012. The overall decrease in revenues is largely attributable to a decrease in premiums written by FSC in the current year, despite more gains recognized in the current year on the sale of investments held by the Company. For the three-month period ended February 28, 2013 net investment income declined due to the re-allocation of assets in the investment portfolio compared to the previous year. Some interest bearing mortgage backed securities were sold at various times during the previous twelve-month period and replaced with non-interest bearing, or zero coupon bonds. In addition, investment advisory fees declined due to the slight decrease in assets under management.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment (Jacobs & Company or J&C), net of advisory referral fees, were $43,363 for the three-month period ended February 28, 2013 as compared with $46,963 for the corresponding period ended February 29, 2012. Investment advisory fees are based on the market value of assets under management, some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or decline of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc ("TSA"), were $263,822 for the three-month period ended February 28, 2013 as compared with $295,090 for the corresponding period ended February 29, 2012. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                  Three-month Period Ended
                                                    February 28 and 29,
                                             -----------------------------------
                                                   2013              2012
                                             ----------------- -----------------

Premium earned                               $        197,414  $        224,652
Commissions earned                                        463               432
Net investment income                                  50,801            72,369
Net realized investment gains (losses)                 15,144            (2,363)
                                             ----------------- -----------------
                                      Total  $        263,822  $        295,090
                                             ================= =================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue, which is dependent on the timing of issuance or renewal of bonds, is somewhat more seasonal from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The decrease in premium earned for the three-month period ended February 28, 2013 in comparison to the corresponding period from the prior year is a result of decrease in bonds issued for existing clients.

Investment income should remain relatively consistent but can fluctuate based on interest rates, dividends and market conditions as well as the average assets held for investment. The decrease in corresponding periods reflects a slight decrease in average assets held for investment in FSC's investment portfolio, from $7.836 million for the three-month period ended February 29, 2012 to $7.652 million for the three-month period ended February 28, 2013, as well as a decrease in investment yield from approximately 3.67% for the three-month period ended February 29, 2012 to 2.46% for the three-month period ended February 28, 2013. This decrease in investment yield is mostly attributable to the diversification of some invested assets from interest earning, mortgage backed securities to tax-exempt zero coupon bonds. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

During the three-month period ending February 28, 2013, the Company sold certain equity investments and municipal bonds for $770,918, resulting in realized gains of $15,144. In the three-month period ending February 29, 2012, the Company sold certain equity investments for $57,826, resulting in realized losses of $2,363.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 28, 2013. However, "incurred but not reported" (IBNR) policy losses for the three-month periods ending February 28, 2013 and February 29, 2012 amounted to $42,853 and $50,386 respectively. Such amounts represent the provision for estimated loss and loss adjustment expense attributable to surety bonds issued by FSC. Such estimates are based on industry averages adjusted for factors that are unique to FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. For each of these periods, IBNR policy losses were approximately 22% and 22% of earned premium.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $65,868 and $71,876 for the three-month periods ended February 28, 2013 and February 29, 2012, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such cost as a percentage of earned premium was approximately 33% and 32% for the periods ended February 28, 2013 and February 29, 2012 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative  expenses for the three-month  periods ended February
28,  2013 and  February  29,  2012  were  $317,531  and  $314,451  respectively, representing  an increase of  approximately  $3,000,  and were  comprised of the following:
                                                                 Three-month Period Ended
                                                                   February 28 and 29,
                                                           -------------------------------------
                                                                  2013               2012            Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         170,017  $         161,047  $            8,970
General office expense                                                26,367             27,891              (1,524)
Legal and other professional fees and costs                           18,022             46,482             (28,460)
Audit, accounting and related services                                30,743             19,638              11,105
Travel, meals and entertainment                                       22,993             21,093               1,900
Other general and administrative                                      49,389             38,300              11,089
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $         317,531  $         314,451  $            3,080
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $9,000 and are comprised of the following:

                                                                Three-month Period Ended
                                                                   February 28 and 29,
                                                          --------------------------------------
                                                                  2013               2012            Difference
                                                          ------------------- ------------------ -------------------
Salaries and taxes                                        $        $ 151,266  $         168,212  $          (16,946)
Commissions                                                           12,391             64,486             (52,095)
Fringe benefits                                                       21,422             20,029               1,393
Key-man insurance                                                     13,115             12,608                 507
Deferred payroll costs                                               (28,177)          (104,288)             76,111
                                                          ------------------- ------------------ -------------------
                         Total salaries and related costs $          170,017  $         161,047  $            8,970
                                                          =================== ================== ===================

The decrease in salaries and taxes is due to the retirement of an employee. The decrease in commissions is attributable to the timing of payment of commissions based upon collections. The Company's commission structure pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals.

Legal and other professional fees and costs were comprised of the following:

                                                                Three-month Period Ended
                                                                   February 28 and 29,
                                                          --------------------------------------
                                                                   2013               2012            Difference
                                                          -------------------- ------------------- -----------------
General corporate services                                $            5,623   $          1,309    $          4,314
Coal reclamation consulting                                            6,100             12,130              (6,030)
Acquisition and financing related costs                                6,299             33,043             (26,744)
                                                          -------------------- ------------------- -----------------
                  Total legal and other professional fees $           18,022   $         46,482    $        (28,460)
                                                          ==================== =================== =================

The increase in general corporate services expense results primarily from increased legal and consulting expenses affecting the insurance subsidiary. Coal reclamation consulting costs decreased in the current quarter compared to the previous year due to the prior year's additional efforts to expand the surety business into nearby states and the additional understanding needed of regulatory issues in those states. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $6,299 and $33,043 for the three-month periods ended February 28, 2013 and February 29, 2012, respectively.

Other general and administrative expense increased approximately $11,000 for the three-month period ended February 28, 2013 as compared to the corresponding 2012 period. This increase is attributable to increases in bank fees, outside contracted services and temporary help, as well as overall increases in several less significant items.

INTEREST EXPENSE

Interest expense for the three-month period ended February 28, 2013 was $231,393 as compared with $220,634 for the corresponding period ended February 29, 2012.
Components of interest expense are comprised of the following:

                                                                    Three-month Period Ended
                                                                      February 28 and 29,
                                                               -----------------------------------
                                                                      2013              2012           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge-financing                           $        146,713  $        148,343  $         (1,630)
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                 39,155            26,984            12,171
Interest expense on demand and term notes                                41,802            43,103            (1,301)
Other finance charges                                                     3,723             2,204             1,519
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        231,393  $        220,634  $         10,759
                                                               ================= ================= =================

The increased expense of common shares issued (or to be issued) for the three-month period ended February 28, 2013 as compared to the previous year period is attributable to rise in market value of the common stock used to calculate the price of shares to be issued for the semi-annual bridge loan issuance. Other finance charges for the three-month period ended February 28, 2013 consists of interest charged on past due Federal and State payroll taxes.

ACCRETION AND DIVIDENDS

Accretion of  mandatorily  redeemable  convertible  preferred  stock issued at a discount and accrued  dividends for three-month  periods ended February 28, 2013 and February 29, 2012 are as follows:
                                                                   Three-month Period Ended
                                                                      February 28 and 29,
                                                             --------------------------------------
                                                                      2013               2012            Difference
                                                             -------------------- ------------------ ------------------
Accrued dividends - mandatorily redeemable preferred stock   $          18,941             32,282    $       (13,341)
Accrued dividends - equity preferred stock                             232,979            215,190             17,789
                                                             -------------------- ------------------ ------------------
                            Total accretion and dividends    $         251,920    $       247,472    $      $  4,448
                                                             ==================== ================== ==================

The remaining Series B class of stock became treated as a liability November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, for the three-month period ending February 28, 2013, dividends of $96,781 associated with the Series B after November 30, 2009 are deductions from net income and not included in the table above. For the thee-month period ending February 29, 2012, dividends of $89,392 associated with the Series B remaining after that date are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore, these shares of Series A Preferred are listed in the liability section of the Consolidated Condensed Balance Sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amount of $14,655 (for the three-month period ended February 28, 2013) and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED FEBRUARY 28, 2013

The Company experienced a loss from operations for the nine-month period ended February 28, 2013 of $392,230 as compared with a loss from operations of $49,418 for the corresponding period ended February 29, 2012.

REVENUES

Revenues from operations for the nine-month period ended February 28, 2013 were $1,032,476 as compared with $1,328,311 for the corresponding period ended February 29, 2012. The decrease in revenues is largely attributable to the receipt in 2012 of a cumulative No Claims Bonus from its reinsurers for the two years ending June 30, 2010 and June 30, 2011, as well as the need to recognize additional ceded premium in the current year in order to meet the minimum amount set forth in the Reinsurance contract. For the nine-month period ended February 28, 2013 net investment income declined due to the re-allocation of assets in the investment portfolio compared to the previous year. Some interest bearing mortgage backed securities were sold at various times during the previous twelve-month period and replaced with U.S. Treasury-backed zero coupon bonds. In addition, investment advisory fees declined due to the decrease in the amount of assets in portfolios under management.

INVESTMENT ADVISORY REVENUES

Quarterly revenues from the Company's investment management segment, Jacobs & Company (J&C), net of advisory referral fees, were $140,694 for the nine-month period ended February 28, 2013 as compared with $178,034 for the corresponding period ended February 29, 2012. Investment advisory fees are based on the market value of assets under management and some fluctuation will occur due to overall market conditions. For the most part, however, such revenues will remain relatively constant from quarter to quarter with any large fluctuations being attributable to the growth or loss of assets under management.

INSURANCE AND INVESTMENT REVENUES

Quarterly revenues from the Company's surety insurance segment, consisting of FSC and Triangle Surety Agency, Inc. ("TSA"), were $886,036 for the nine-month period ended February 28, 2013 as compared with $1,142,654 for the corresponding period ended February 29, 2012. Revenues attributable to premium earned, net investment income and commissions earned are as follows:

                                                Nine-month Period Ended
                                                   February 28 and 29,
                                           -----------------------------------
                                                  2013              2012
                                           ----------------- -----------------

Premium earned                             $        555,715  $        686,527
Commissions earned                                   20,781            23,023
No Claims Bonus from Reinsurers                      98,000           213,281
Net investment income                               170,516           207,468
Net realized investment gains                        41,024            12,355
                                           ----------------- -----------------
                                    Total  $        886,036  $      1,142,654
                                           ================= =================

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue is dependent on the timing of issuance or renewal of bonds and is somewhat more seasonal quarter-to-quarter, with fluctuations for comparable periods largely reflecting overall growth or loss of business. The decrease in premium earned for the nine-month period ended February 28, 2013, in comparison to the corresponding period from the prior year is a result of the need to recognize additional ceded premium in the current year in order to meet the minimum premium set forth in the Reinsurance contract, as well as a decrease in premium written for existing clients.

For the nine-month period ended February 29, 2012, the Company's insurance subsidiary, FSC, recorded $213,281 from its reinsurers representing cumulative No Claims Bonus under the terms of its reinsurance agreement for the claim years ending June 30, 2010 and June 30, 2011. For the nine-month period ended February 28, 2013 the Company recorded $98,000 of No Claims Bonus for the claim year ending June 30, 2012.

Investment income should remain relatively consistent, but can fluctuate based on interest rates and market conditions. The decrease in corresponding periods reflects a decrease in average assets held for investment in FSC's investment portfolio, from approximately $7.740 million for the nine-month period ended February 29, 2012 to approximately $7.630 million for the nine-month period ended February 28, 2013, as well as a decrease in investment yield from approximately 3.62% for the nine-month period ended February 29, 2012 to approximately 2.78% for the nine-month period ended February 28, 2013. This decrease in investment yield is mostly attributable to the diversification of some invested assets from interest earning, mortgage backed securities to non-interest earning, zero coupon bonds. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

During the nine-month period ending February 28, 2013, the Company sold certain equity investments and municipal bonds for $993,462, resulting in realized gains of $41,024. During the nine-month period ending February 29, 2012, the Company sold certain US Government agency mortgage backed securities and equity investments for $186,395, resulting in realized gains of $12,355.

EXPENSES

INCURRED POLICY LOSSES

The Company has experienced no claims for losses as of February 28, 2013. However, "incurred but not reported" (IBNR) policy losses for the nine-month period ended February 28, 2013 and February 29, 2012 amounted to $139,258 and $153,982 respectively. Such amounts represent the provision for loss and loss adjustment expense that may be incurred by surety bonds issued by FSC. Those estimates are based on industry averages adjusted for factors that are unique to the FSC's underwriting approach and are routinely reviewed for adequacy based on current market conditions and other factors unique to FSC's business. IBNR policy loss provisions were approximately 25% and 22% of earned premium for the nine-month periods ending February 28, 2013 and February 29, 2012, respectively. The increase as a percentage of earned premium for the current period is due to FSC's need to recognize the minimum ceded premium amount required in the Reinsurance contract, without corresponding premium written.

POLICY ACQUISITION COSTS

Insurance policy acquisition costs of $203,325 and $225,184 for the nine-month periods ended February 28, 2013 and February 29, 2012, respectively, represent charges to operations for policy acquisition expense and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. Such costs as a percentage of earned premium were approximately 37% and 33% for the periods ended February 28, 2013 and February 29, 2012 respectively. The increase as a percentage of earned premium for the current period is due to FSC's need to recognize the minimum ceded premium amount required in the Reinsurance contract, without corresponding premium written.

GENERAL AND ADMINISTRATIVE

General and  administrative  expenses for the nine-month  periods ended February
28,  2013 and  February  29, 2012 were  $1,074,109  and  $990,498  respectively, representing  an increase of  approximately  $84,000,  and were comprised of the following:
                                                                 Nine-month Period Ended
                                                                   February 28 and 29,
                                                           -------------------------------------
                                                                  2013               2012             Difference
                                                           ------------------ ------------------ -------------------
Salaries and related costs                                 $         573,951  $         510,466  $           63,485
General office expense                                                81,462             83,643              (2,181)
Legal and other professional fees and costs                          112,730            110,404               2,326
Audit, accounting and related services                               112,613            105,693               6,920
Travel, meals and entertainment                                       66,074             65,030               1,044
Other general and administrative                                     127,279            115,262              12,017
                                                           ------------------ ------------------ -------------------
                         Total general and administrative  $       1,074,109  $         990,498  $           83,611
                                                           ================== ================== ===================

Salaries and related costs, net of deferred internal policy acquisition costs, increased approximately $63,000 and are comprised of the following:

                                                                 Nine-month Period Ended
                                                                   February 28 and 29,
                                                          --------------------------------------
                                                                  2013               2012            Difference
                                                          --------------------- ----------------- ------------------
Salaries and taxes                                        $          508,441    $       436,191   $          72,250
Commissions                                                           26,253            120,244             (93,991)
Stock option expense                                                       -                370                (370)
Fringe benefits                                                       72,262             65,641               6,621
Key-man life insurance                                                47,624             44,664               2,960
Deferred policy acquisition costs                                    (80,629)          (156,644)             76,015
                                                          --------------------- ----------------- ------------------
                         Total salaries and related costs $          573,951    $       510,466   $          63,485
                                                          ===================== ================= ==================

The increase in salaries and taxes is due to the issuance of Company stock to its employees as compensation for services rendered. The decrease in commissions is partially attributable to FSC's commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy, as well as to the timing of payment of commissions based upon collections. In addition, two customers were purchased by a multi-national firm with existing surety capacity, resulting in the release of those bonds and the subsequent reduced commissions.

Legal and other professional fees and costs were comprised of the following:

                                                                 Nine-month Period Ended
                                                                   February 28 and 29,
                                                          --------------------------------------
                                                                  2013                2012            Difference
                                                          --------------------- ------------------ -----------------
General corporate services                                $           25,111    $         7,842    $         17,269
Coal reclamation consulting                                           30,513             26,046               4,467
Statutory examination costs                                                -              7,675              (7,675)
Acquisition and financing related costs                               57,106             41,341              15,765
Acquisition and financing related costs - due diligence                    -             27,500             (27,500)
                                                          --------------------- ------------------ -----------------
                  Total legal and other professional fees $          112,730    $       110,404    $          2,326
                                                          ===================== ================== =================

The increase in general corporate services expense results primarily from increased legal and consulting expenses affecting the insurance subsidiary. Legal and other professional services and costs related to the Company's pending acquisitions and on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets amounted to $57,106 and $41,341 for the nine-month periods ended February 28, 2013 and February 29, 2012, respectively. In the nine-month period ending February 29, 2012, the Company incurred costs associated with a statutory examination of its insurance subsidiary by the West Virginia Insurance Commission. In the nine months ended February 29, 2012, the Company incurred $27,500 in costs associated with the due diligence performed by third parties for the benefit of investors considering a substantial investment in the Company.

INTEREST EXPENSE

Interest expense for the nine-month  period ended February 28, 2013 was $830,852 as compared with $676,745 for the corresponding  period ended February 29, 2012.
Components of interest expense are comprised of the following:
                                                                    Nine-month Period Ended
                                                                      February 28 and 29,
                                                               -----------------------------------
                                                                      2013              2012           Difference
                                                               ----------------- ----------------- -----------------
Interest expense on bridge financing                           $        445,028  $        446,658  $         (1,630)
Expense of common shares issued or to be issued in
 connection with bridge financing and other arrangements                248,592            96,136           152,456
Interest expense on demand and term notes                               124,630           130,314            (5,684)
Other finance charges                                                    12,602             3,637             8,965
                                                               ----------------- ----------------- -----------------
                                       Total interest expense  $        830,852  $        676,745  $        154,107
                                                               ================= ================= =================

The increase in the expense of common shares issued (or to be issued) for the nine-month period ended February 28, 2013, as compared to the corresponding period of the previous year is attributable to rise in market value of the common stock used to calculate the price of shares to be issued for the semi-annual bridge loan issuance. Other finance charges for the nine-month period ended February 28, 2013 consists of interest charged on past due accounts payable and Federal and State payroll taxes.

ACCRETION AND DIVIDENDS

Accretion of  mandatorily  redeemable  convertible  preferred  stock issued at a discount and accrued  dividends for  nine-month  periods ended February 28, 2013 and February 29, 2012 are as follows:
                                                                 Nine-month Period Ended
                                                                   February 28 and 29,
                                                            ------------------------------------
                                                                    2013              2012            Difference
                                                            ------------------- ----------------- ------------------
Accrued dividends - mandatorily redeemable preferred stock  $         56,058    $        95,542   $         (39,484)
Accrued dividends - equity preferred stock                           682,826            630,690              52,136
                                                            ------------------- ----------------- ------------------
                            Total accretion and dividends   $        738,884    $       726,232   $          12,652
                                                            =================== ================= ==================

The Series B class of stock became treated as a liability November 30, 2009 after the majority was exchanged for Series C equity stock. Therefore, for the nine-month period ending February 28, 2013, dividends of $283,652 associated with the Series B outstanding after November 30, 2009 are deductions from net income and not included in the table above. For the nine-month period ending February 29, 2012 accretion of $251 and dividends of $262,067 associated with the Series B remaining after that date are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock, which matures after December 30, 2012, released all of their outstanding bonds held with FSC. Therefore, these soon to be eligible for redemption shares of Series A Preferred Shareholders are listed in the liability section of the Consolidated Condensed Balance Sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amount of $43,374 (for the nine-month period ended February 28, 2013) and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using individual case-basis valuations in conjunction with estimates derived from industry and company experience. FSC has experienced no claims for losses as of February 28, 2013.

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

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the relevant properties in accordance with the specifications of the mining permit prepared by independent outside professionals experienced in this field of work. Such estimates are updated periodically and contrasted to the principal's pledged asset account, which FSC requires to mitigate risk exposure. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds in the collateral account to reclaim the property or as an offset in forfeiting the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations if sufficient collateral is not obtained or if the collateral has experienced significant deterioration in value and FSC is not otherwise able to recover under its contractual rights to indemnification.
In general, miscellaneous fixed-liability surety bonds are collateralized in full by the principal's cash investment in a collateral investment account managed by Jacobs & Co. that mitigates FSC's exposure to loss. Losses can occur should the principal default on the performance required by the bond and the collateral investment account experiences deterioration in value.

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

For the nine-month period ended February 28, 2013 the Company had a loss from operations of approximately $392,000, which, when accrued dividends on mandatorily redeemable preferred stock are taken into account, results in a loss of approximately $1,606,000. The Company had positive cash flow of approximately $70,000 from operating activities for the nine-month period ended February 28, 2013. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions. Despite the continued reduction of operating expenses, the Company has not been able to pay certain amounts due to professionals and others, continues to be unable to pay its preferred stock dividend obligation or to cure its default in certain quarterly payments due its bridge-financing lenders. While management expects revenue growth and cash flow to increase significantly when its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC develops a more substantial book of business.

The Company is restricted in its ability to withdraw monies from FSC without prior approval of the Insurance Commissioner. Of the Company's investments and cash of $7,748,428 as of February 28, 2013, $7,747,083 is restricted to FSC.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of February 28, 2013. As previously reported in our Annual Report on Form 10-K for the year ended May 31, 2012, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of February 28, 2013, were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, management believes the unaudited consolidated condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition as of February 28, 2013 and May 31, 2012 and the results of its operations and cash flows for the nine month period ended February 28, 2013 and February 29, 2012 in conformity with U.S. generally accepted accounting principals (GAAP).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
-----------------------------------------------

Certificates of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 is set forth as Exhibit 4.1

In the nine months ended February 28, 2013, 2,322,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short-term borrowings and 8,573,594 common shares were issued to the Bridge lenders. In the nine months ended February 28, 2013, 6,999,478 common shares were issued as additional 2% stock dividend for holders of Series B Preferred shares that had requested to be redeemed upon maturity and 22,600,000 common shares were issued to employees and individuals as compensation for services rendered. Subsequent to February 28, 2013, 69,500 common shares were issued in private placement to various individuals pursuant to short term borrowings; 8,947,444 shares were issued to the Bridge lenders; 1,994,439 common shares were issued as stock dividends to Series B Preferred shareholders and 62,622 common shares were issued as stock dividends to Series A Preferred shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

The Company has incurred an event of default with respect to quarterly interest and principal payments under its bridge-financing arrangement. As of the date of filing this report, the amount required to cure the default is $4,375,506.

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


Date: April 22, 2013                        JACOBS FINANCIAL GROUP, INC.
                                  ----------------------------------------------
                                                    (Registrant)
                               By:
                                  /s/John M. Jacobs
                                  ----------------------------------------------
                                  John M. Jacobs, President