Form 10-K
period 2013-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2015-01-16
CIK 857501

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2013

                         Commission file number 0-21210

                          JACOBS FINANCIAL GROUP, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


======================================== =====================================
               DELAWARE                               84-0922335
                                                      ----------
---------------------------------------- -------------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
            incorporation)
======================================== =====================================


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

------------------------------------------- ------------------------------------
          Yes [_]                                             No [X]
------------------------------------------- ------------------------------------

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act.

------------------------------------------- ------------------------------------
          Yes [_]                                             No [X]
------------------------------------------- ------------------------------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

------------------------------------------- ------------------------------------
          Yes [X]                                             No [_]
------------------------------------------- ------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

--------------------------------------------------------------------------------
                                       [X]
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

------------------------- ---------  -------------------------------- ----------
Large accelerated filer     [_]      Accelerated filer                     [_]
------------------------- ---------  -------------------------------- ----------
Non-accelerated filer       [_]      Smaller reporting company             [X]
------------------------- ---------  -------------------------------- ----------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

------------------------------------------- ------------------------------------
          Yes [_]                                             No [X]
------------------------------------------- ------------------------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of November 30, 2012: $1,355,881 (308,154,805 shares at $.0044 /
share)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 332,980,027 shares of common stock as of September 13, 2013.

                                                                            PAGE
                                   TABLE OF CONTENTS                        ----

          PART I

ITEM 1    BUSINESS                                                            4
ITEM 1A   RISK FACTORS                                                        5
ITEM 2    PROPERTIES                                                          5
ITEM 3    LEGAL PROCEEDINGS                                                   5
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 5

          PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND ISSUER PURCHASES OF EQUITY SECURITIES                           6
ITEM 6    SELECTED FINANCIAL DATA                                             8
ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               8
ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          24
ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         24
ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                                26
ITEM 9A(T)CONTROLS AND PROCEDURES                                             26
ITEM 9B   OTHER INFORMATION                                                   27

          PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE              27
ITEM 11   EXECUTIVE COMPENSATION                                              30
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS                                         32
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE                                                        34
ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES                              35

          PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES                             37

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

The Company is headquartered in Charleston, West Virginia, and through its wholly-owned subsidiaries, employs a total of six (6) full-time employees.

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

None.

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


                                        HIGH       LOW
                                        ----       ---

FISCAL YEAR ENDED MAY 31, 2013

         4th Quarter                    .012      .005
         3rd Quarter                    .006      .004
         2nd Quarter                    .025      .004
         1st Quarter                    .052      .003


FISCAL YEAR ENDED MAY 31, 2012

         4th Quarter                    .004      .003
         3rd Quarter                    .005      .002
         2nd Quarter                    .007      .005
         1st Quarter                    .009      .005


As of May 31, 2013, there were approximately 900 holders of record of the Company's common stock.

Under the West Virginia insurance code, ordinary dividends to stockholders are allowed to be paid only from that part of the insurance subsidiary's (FSC's) available surplus funds which constitutes realized net profits from the business and whereby all such dividends or distributions made within the preceding twelve months does not exceed the lesser of 10% of the insurance subsidiary's (FSC's) surplus as regards to policyholders as of December 31st of the preceding year-end or net income from the insurance subsidiary's (FSC's) operations from the previous two calendar years not including capital gains. Any payment of extraordinary dividends requires prior approval from the WV state insurance commissioner.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

Regulatory approval of the acquisition of FSC by JFG was provided under the condition that no dividends or monies are to be paid to JFG from FSC without regulatory approval. This consent order was terminated on March 26, 2012 and dividends in the amounts of $590,000 and $380,000 were paid during the years ended May 31, 2013 and May 31, 2012. For further information, see Notes C and O to the Consolidated Financial Statements and "Restrictions on Use of Assets"
within  the  section  of  "Capital   Resources  and   Financial   Condition"  of
Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II Item 7 of this Annual Report on Form 10-K.

As of May 31, 2013, shares of the Company's common stock authorized for issuance under the Registrant's 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

Number of Shares to be Issued    Weighted-Average        Number of Shares
      Upon Exercise of           Exercise Price of      Remaining Available
     Outstanding Options        Outstanding Options     For Future Issuance
-----------------------------   -------------------    ---------------------
          9,800,000                   .0400                  2,600,000

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

In the year ended May 31, 2013, 2,527,500 common shares were issued as additional consideration to various lenders in private placements pursuant to short term borrowings. 17,521,038 common shares were issued to the Bridge lenders. 22,650,000 common shares were issued to an individual as compensation for services instrumental to advancing the Company's business plan. 9,056,539 common shares were issued in connection with the additional 2% stock quarterly dividend associated with Series A and B Preferred shares that have requested to be redeemed upon maturity. Subsequent to May 31, 2013, 319,000 common shares have been issued in private placements to various individuals pursuant to short term borrowings, 9,316,337 shares were issued to Bridge lenders, and 1,236,782 common shares were issued July 1, 2013 in connection with the additional 2% stock quarterly dividend associated with Series A and B Preferred shares that have requested to be redeemed.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

During fiscal 2013, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, securing potential strategic relationships that will accelerate the progression of the Company's business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation (FSC), to facilitate entry into other state markets.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE YEAR ENDED MAY 31, 2013

RESULTS OF OPERATIONS

Total  revenues  decreased  from  approximately  $1,833,000  in  fiscal  2012 to approximately $1,345,000 in fiscal 2013, while total operating expenses decreased from approximately $1,817,000 in fiscal 2012 to approximately $1,790,000 in fiscal 2013. This resulted in a net loss from operations of approximately $445,000 in 2013 as compared with income from operations of approximately $16,000 in fiscal 2012.

The decrease in revenues is largely attributable to the receipt in 2012 of a cumulative No Claims Bonus from its reinsurers for the two years ending June 30, 2010 and June 30, 2011, as well as the need to recognize additional ceded premium in 2013 in order to meet the minimum amount set forth in the Reinsurance contract. For the twelve month period ended May 31, 2013 net investment income declined due to the re-allocation of assets in the investment portfolio compared to the previous year. Some interest bearing mortgage backed securities were sold at various times during the previous twelve-month period and replaced with U.S. Treasury-backed zero coupon bonds. In addition, investment advisory fees declined due to the decrease in the amount of assets in portfolios under management. The decrease in expenses is attributable to decreased policy losses incurred and policy acquisition costs as a result of a decrease in premium written for existing clients.

Interest expense increased from approximately $906,000 in fiscal 2012 to approximately $1,073,000 in fiscal 2013, as a result of the rise in market value of the common stock used to calculate the price of shares to be issued for the semi-annual bridge loan issuance in September 2012.

In the years ending May 31, 2012 the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $150,604 based upon the vendor no longer requiring payment on a portion of the balance owed to them. These removals were recorded as gains on debt extinguishment.

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

The Company's outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of this report, the Company has received requests for redemption of 291 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2013, is $387,071.

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

The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of this report, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate redemption amount to which the holders are entitled as of June 30, 2013, is $4,020,115.

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

As an inducement to the initial preferred stock shareholders, warrants to purchase 45,402,996 shares of common stock at an exercise price of one-tenth of one cent ($.001) per share were issued. Warrants issued to Series A Preferred holders had a seven year expiration; warrants issued to Series B Preferred holders had a five-year expiration period. Such warrants were valued at approximately $533,000 using the Black-Scholes pricing model. 386,667 warrants issued in connection with Series B Preferred Stock expired unexercised on December 31, 2010, while 600,000 warrants issued in connection with Series A Preferred Stock expired unexercised on December 31, 2012.

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $2,031,471 in fiscal 2013 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,219,559 in fiscal 2012.

EQUITY PREFERRED STOCK

In November 2009, as a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Board deemed it advisable to designate a Series C Preferred Stock, with 10,000 authorized shares. The Recapitalization consisted of the exchange of 6,805 Series B Shares Preferred for a combination of Series C Preferred Shares and Common Stock Shares. For each Series B Preferred Share, the participating holder received (i) one Series C Preferred Share and (ii) 2,000 shares of JFG Common Stock. The accumulated dividend rights and preferences associated with the Series B Preferred Shares transferred undiminished to the corresponding Series C Preferred Shares. This exchange amounted to $6,269,051 of carrying value of Series B Preferred stock being exchanged for Series C Preferred and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Preferred Stock holders at the rate of 2,000 Common shares for each exchanged Series B Preferred Stock, with the related cost associated with the Common issuance offsetting the Series C Preferred carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction. Series C Preferred stock may be redeemed by the Company but does not have a fixed maturity date and is considered permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization.

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock of $915,335 in fiscal 2013 as compared with a charge to common stockholders' equity of $847,833 in fiscal 2012.

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

RESTRICTIONS ON USE OF ASSETS

Regulatory approval for the acquisition of FSC by JFG was provided by a Consent Order issued December 23, 2005 by the Commissioner of Insurance of the State of West Virginia and imposed several conditions for the operation of FSC, including the condition that no dividends or monies were to be paid to JFG without regulatory approval. On May 26, 2012, all conditions imposed by the Consent Order were terminated by the Commissioner of Insurance. Accordingly, the payment of ordinary dividends is no longer restricted but cash, marketable investments, and other receivables held by FSC are restricted from the Company's use to fund operations or meet cash needs outside of the insurance company's domain. As of May 31, 2013, such assets amounted to approximately $7.50 million.

Under the West Virginia insurance code, ordinary dividends to stockholders are allowed to be paid only from that part of the insurance subsidiary's (FSC's) available surplus funds which constitutes realized net profits from the business and whereby all such dividends or distributions made within the preceding twelve months does not exceed the lesser of 10% of the insurance subsidiary's (FSC's) surplus as regards to policyholders as of December 31st of the preceding year-end or net income from the insurance subsidiary's (FSC's) operations from the previous two calendar years not including capital gains. Any payment of extraordinary dividends requires prior approval from the WV state insurance commissioner.

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

REINSURANCE

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies but these reinsurance contracts do not relieve the Company from its obligations to policyholders. Ceded premiums, at a rate of 35% of written premium, are recognized as reductions in revenue ratably over the term of the related policies. Ceded unearned premiums represent the portion of ceded premiums written applicable to the unexpired terms of policies in force determined on a pro rata basis.

Under the terms of its reinsurance treaty, the Company is entitled to a No Claims Bonus from the reinsurers for each contract year in which no claims are received. The bonus is 20% of the contract year reinsurance premium and no claims have been made since the inception of the treaty.

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

RESERVE FOR LOSSES AND LOSS EXPENSES

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using information derived from Company experience in addition to management's estimate of expected future claims on those policies in force. Management's estimate considers relevant industry information but is largely dependent upon management's experience and judgment since prior Company experience and industry data available are extremely limited. FSC has experienced no claims for losses as of May 31, 2013.

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

In establishing its reserves for losses and loss adjustment expense, management continually reviews its exposure to loss based on reports provided in conjunction with the periodic monitoring and inspections performed along with industry averages and historical experience. Management has estimated such losses based on management's experience, adjusted for factors that are unique to the Company's approach, and in consultation with its consulting actuary experienced in the surety field. As a result of the limited Company and industry data and experience there is a significant risk that amounts reserved for future expected losses and loss adjustment expenses could vary from those amounts reserved and the variance could be material. Adjustments to reserves are reflected in earnings in the period of determination.

LIQUIDITY AND GOING CONCERN

The Company experienced operating income (loss) from operations of approximately ($445,000) and $16,000 for the years ended May 31, 2013 and 2012, respectively. The Company's income (or loss) decreases (or increases) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, to losses of approximately $2,031,000 and $1,220,000 for the years ended May 31, 2013 and 2012. The Company has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock dividend obligation and to cure its defaults in certain quarterly payments due its bridge-financing lenders. A substantial portion of the Company's cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions and regulatory restrictions including the ability to pay dividends to its parent. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

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

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority. While growth of the FSC business continues to provide additional revenue opportunities to the Company's other subsidiaries, Jacobs & Company and Triangle Surety, it is anticipated that working capital deficiencies will continue to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COMPARISON OF RESULTS OF OPERATIONS FOR FISCAL 2013 WITH 2012

The Company experienced a loss from operations of approximately $445,000 in 2013 as compared with income from operations of $16,000 in fiscal 2012. The net loss attributable to common stockholders was $2,946,806 in fiscal 2013 as compared $2,067,392 in fiscal 2012.

REVENUES

Revenues decreased 27% in fiscal 2013, $1,344,655 as compared with $1,833,194 in fiscal 2012. The decrease is largely attributable to the receipt in 2012 of a cumulative No Claims Bonus from its reinsurers totaling $213,281 for the two years ending June 30, 2010 and June 30, 2011, as well as the need to recognize additional ceded premium in 2013 in order to meet the minimum amount set forth in the Reinsurance contract. In addition, premium written to existing clients decreased during the current fiscal year.

Revenue from the investment management segment, net of advisory referral fees, declined 26% with fiscal 2013 reporting $178,328 as compared to $242,472 in fiscal 2012, a decrease of $64,144. Net investment income declined due to the re-allocation of assets in the investment portfolio compared to the previous year. Some interest bearing mortgage backed securities were sold at various
times  during  the  previous   twelve-month   period  and  replaced   with  U.S.
Treasury-backed zero coupon bonds. In addition, investment advisory fees declined due to the decrease in the amount of assets in portfolios under management. Investment advisory fees are based on the market value of assets under management and some fluctuation will occur due to overall market conditions. Generally such revenues will remain relatively constant from year to year with large fluctuations attributable to the growth or loss of assets under management.

Revenue from the surety insurance segment, consisting of FSC and TSA, decreased 27%, with $1,150,621 in fiscal 2013 as compared with $1,576,107 for the prior year. Revenues attributable to the insurance segment are as follows:

                                                    Year Ended May 31,
                                               2013                  2012
                                       --------------------- -------------------

   Premiums earned                       $      748,112          $    956,615
   Commissions earned                            30,898                33,422
   No Claims Bonus from Reinsurers               98,000               213,281
   Net investment income                        230,373               279,410
   Net realized investment gains                 43,238                93,379
                                       --------------------- -------------------

                               Total     $    1,150,621          $  1,576,107
                                       ===================== ===================

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

The decrease in revenues reflected above is mainly attributable to the receipt in 2012 of a cumulative No Claims Bonus from its reinsurers for the two years ending June 30, 2010 and June 30, 2011, as well as the need to recognize additional ceded premium in 2013 in order to meet the minimum amount set forth in the Reinsurance contract. The Company has experienced no claims for losses as of May 31, 2013. Gross premium written in fiscal 2013 amounted to $1,088,202 as compared to $1,343,661 in fiscal 2012 and is reflective of a decline in the volume of bonds required by a major customer, as well as overall decrease in new premium written for new and existing clients. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.

FSC's investment holdings in fiscal 2013 averaged $7.570 million as compared to $7.749 million for fiscal 2012, with investment yields decreasing from 3.58% to 2.75%. This decrease in investment yield is mostly attributable to the diversification of some invested assets from interest earning, mortgage backed securities to non-interest earning, zero coupon bonds. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

EXPENSES

Incurred policy losses represent the provision for loss and loss adjustment expense for "incurred but not reported" (IBNR) losses attributable to surety bonds issued by FSC. Incurred policy losses for fiscal 2013 have been recorded as $181,414 or 24% of earned premium as compared to $210,977 or 22% of earned premium for fiscal 2012. The increase is due to the increased cost of reinsurance based upon the reduced volume of written premiums. IBNR loss estimates have been based on management's judgment that are unique to the FSC's underwriting approach. As of May 31, 2013 FSC has not received any claims for losses on any bonds underwritten since business began in 2006, therefore its actuary has adjusted the percentage of premiums reserved for IBNR due to this historical pattern.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2013 such costs amounted to $267,587 or 36% of earned premium as compared with $311,385 or 33% in fiscal 2012. The decrease of $43,798 in expenses is attributable to costs associated to the decrease in gross premium written, while the increase as a percentage of earned premium for the current fiscal year is due to FSC's increased cost of ceded premiums required in the Reinsurance contract, without a corresponding increase in the premiums written.

General and administrative expenses for fiscal 2013 were $1,330,234 as compared with $1,284,341 for fiscal 2012, representing an increase of $45,893 and are comprised of the following:

                                             Year Ended May 31,
                                            2013           2012     Difference
                                        ------------- ------------ -------------

Salaries and related costs              $   710,376   $   642,539  $     67,837
General office expense                      108,257       111,816        (3,559)
Legal and other professional fees           125,672       156,460       (30,788)
Audit, accounting and related services      133,109       136,687        (3,578)
Travel, meals and entertainment              83,483        85,006        (1,523)
Other general and administrative            169,337       151,833        17,504
                                        ------------- ------------ -------------
     Total general and administrative   $ 1,330,234   $ 1,284,341  $     45,893
                                        ============= ============ =============

Salaries and related costs, net of deferred internal policy acquisition costs, increased $67,837 and are comprised of the following:

                                           Year Ended May 31,
                                          2013           2012      Difference
                                      ------------- ------------- -------------
Salaries and wages                    $  596,103    $  528,871    $   67,232
Commissions                               32,261       134,564      (102,303)
Payroll taxes                             44,061        48,033        (3,972)
Stock option expense                           -           370          (370)
Fringe benefits                           97,629        89,266         8,363
Key-man life insurance                    60,355        56,889         3,466
Deferred policy acquisition costs       (120,033)     (215,454)       95,421
                                      ------------- ------------- -------------

    Total salaries and related costs  $  710,376    $  642,539    $   67,837
                                      ============= ============= =============

The increase in salaries is due to the issuance of Company stock to its employees as compensation for services rendered. The decrease in payroll taxes is due to the rate used for State Unemployment tax reducing from 4.5% to 3.7% in 2013, as well as certain employee wages reaching the taxable limit for social security due to the stock compensation awarded. The decrease in commissions is partially attributable to FSC's commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy, as well as to the timing of payment of commissions based upon collections. In addition, two customers were purchased by a multi-national firm with existing surety capacity, resulting in the release of those bonds and the subsequent reduced commissions. The increase in fringe benefits is attributable to increased cost of health insurance and additional life insurance for employees.

Legal and professional fees decreased compared to the prior year. In 2012 the Company incurred $27,500 in costs associated with the due diligence performed by third parties for the benefit of potential investors as well as costs associated with a statutory examination of its insurance subsidiary by the West Virginia Insurance Commission in that year. Costs related to the Company's on-going efforts to obtain financing necessary to expand the Company's business and penetrate new markets decreased in 2013, offset by increases in general corporate services, resulting primarily from increased legal and consulting expenses affecting the insurance subsidiary.

Other general and administrative expense increased approximately $17,000 compared to the corresponding 2012 period. This increase is due to the non-recurring use of temporary personnel for clerical projects in the current year. Other less significant increases and decreases were experienced in other general administrative categories in fiscal 2013 as compared to fiscal 2012.

Gain on Extinguishment of Debt

During the year ended May 31, 2012, the Company removed certain dormant accounts payable in the aggregate amount of $150,604 based on the vendor no longer requiring payment on a portion of the balance owed.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense for fiscal 2013 was $1,073,338 compared to $905,601 in fiscal 2012. Components of interest expense are comprised of the following:

                                                 Year Ended May 31,
                                                 2013         2012    Difference
                                            ------------- ----------- ----------
Interest expense on bridge financing        $   595,000   $ 596,630   $  (1,630)
Expense of common shares issued or to
 be issued in connection with bridge
 financing and other arrangements               301,333     122,621     178,712
Interest expense on demand and term notes       159,924     179,010     (19,086)
Other finance charges                            17,081       7,340       9,741
                                            ------------- ----------- ----------

                     Total interest expense $ 1,073,338   $ 905,601   $ 167,737

The increase in the expense of common shares issued (or to be issued) for fiscal year 2013 as compared to fiscal year 2012 was attributable a rise in the market value of the common stock, affecting the calculated expense of shares issued for the semi-annual bridge loan issuance in September 2012. Interest expense on demand and term notes decreased due to reduced borrowings taken during the current year. Other finance charges in the current year reflect interest charged on past due accounts payable and Federal and State payroll taxes.

Preferred Stock Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount and accrued but unpaid dividends on preferred stock as follows:

                                                    Year Ended May 31,
                                                   2013             2012
                                             ----------------- ----------------
Accrued dividends - mandatorily redeemable
 preferred stock                             $       74,774     $     113,726
Accrued dividends - equity preferred stock          915,335           847,833
                                             ----------------- ----------------

                                             $      990,109     $     961,559
                                             ================= ================

The Series B class of stock became treated as a liability effective November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the year ended May 31, 2013, dividends of $380,239 associated with the Series B outstanding after November 30, 2009 are deductions from net income and not included in the table above. For the year ended May 31, 2012, accretion of $251 and dividends of $352,271 associated with the Series B outstanding after that date are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore these shares of Series A Preferred Shareholders are listed in the liability section of the Consolidated Condensed Balance Sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amounts of $57,855 and $14,069, for the years ended May 31, 2013 and 2012, and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The following financial statements are included herein in response to Item 8:

                                                                     Page
                                                                   ---------
Table of Contents                                                     F-1

Report of Independent Registered Public Accounting Firm               F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                           F-4
Consolidated Statements of Operations                                 F-5
Consolidated Statements of Comprehensive Loss                         F-6
Consolidated Statements of Cash Flows                                 F-7
Consolidated Statements of Series A Redeemable Preferred Stock
 and Stockholders' Equity (Deficit)                                   F-8
Notes to Consolidated Financial Statements                            F-10

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

                               TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm               F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                           F-4
Consolidated Statements of Operations                                 F-5
Consolidated Statements of Comprehensive Loss                         F-6
Consolidated Statements of Cash Flows                                 F-7
Consolidated Statements of Series A Redeemable Preferred Stock
 and Stockholders' Equity (Deficit)                                   F-8
Notes to Consolidated Financial Statements                            F-10

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

Schedule III - Supplementary Insurance Information                    F-48

Schedule IV - Supplementary Insurance Information - Reinsurance       F-49

Schedule VI - Supplemental Information                                F-50

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Jacobs Financial Group, Inc.
Charleston, West Virginia

We have audited the accompanying consolidated balance sheet of Jacobs Financial Group, Inc. and subsidiaries (the "Company") as of May 31, 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and Series A redeemable preferred stock and stockholders' deficit for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jacobs Financial Group, Inc. and subsidiaries as of May 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has insufficient liquidity and capitalization, is in default with respect to certain loan and preferred stock agreements and has suffered recurring losses from operations. These conditions among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note A. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

January 16, 2015
Denver, Colorado

MALIN, BERGQUIST & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS




            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the  Board  of Directors and Stockholders
Jacobs Financial Group, Inc.
Charleston, West Virginia

We have audited the accompanying consolidated balance sheet of Jacobs Financial Group, Inc. and subsidiaries (the "Company") as of May 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and mandatorily redeemable preferred stock and stockholders' equity (deficit) for the year then ended. Our audit also included the financial statement schedules listed in the Index as Item 15. The Company's management is responsible for these consolidated financial statements and financial statement schedules. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

/s/ Malin, Bergquist & Company, LLP
Pittsburgh, PA

September 13, 2012


JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                              MAY 31, 2013   MAY 31, 2012
                                                                                             -----------------------------
ASSETS

INVESTMENTS AND CASH:

Bonds and mortgaged-back securities available for sale, at fair value                        $   5,472,116   $  6,098,648
(amortized cost - 5/31/13 $5,374,252; 05/31/12 $5,915,428)
Equity investments available for sale, at fair value, net                                          454,639        484,274
( cost - 5/31/13 $455,708; 05/31/12 $519,120)
Short-term investments, at cost (approximates fair value)                                        1,255,234        991,875
Cash                                                                                               315,226        259,079
                                                                                             -----------------------------
                                                 TOTAL INVESTMENTS AND CASH                      7,497,215      7,833,876

Investment income due and accrued                                                                   41,605         42,981
Premiums and other accounts receivable                                                             258,698        289,463
Prepaid reinsurance premium                                                                        196,565        243,877
Funds deposited with Reinsurers                                                                     90,647         42,458
Deferred policy acquisition costs                                                                  138,497        167,010
Furniture, automobile, and equipment, net of accumulated
 depreciation of $113,302 and $102,616, respectively                                                11,719         22,404
Other assets                                                                                        99,187         96,370
Intangible assets                                                                                  150,000        150,000
                                                                                             -----------------------------
                                                               TOTAL ASSETS                  $   8,484,133   $  8,888,439
                                                                                             =============================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses                                                         $   1,207,903   $  1,026,489
Reserve for unearned premiums                                                                      621,974        771,089
Advanced premium                                                                                   117,920        139,402
Accrued expenses and professional fees payable                                                     737,925        473,540
Accounts payable                                                                                   295,960        172,627
Related party payable                                                                              124,409        109,309
Term and demand notes payable to related party                                                     259,688        377,954
Notes payable                                                                                    4,587,482      4,836,000
Accrued interest payable                                                                         2,286,052      1,716,884
Accrued interest payable to related party                                                          277,769        209,069
Other liabilities                                                                                  418,368        290,706
Mandatorily  redeemable Series A Preferred Stock,  $.0001 par value per share; 1 million shares authorized; 1,126 shares issued and outstanding at May 31, 2013 and May 31, 2012,  respectively;
 stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2013 and May 31, 2012, of $1,482,718 and
 $1,424,863,  respectively.                                                                      1,482,718      1,424,863
Mandatorily  redeemable  Series B  Preferred  Stock, $.0001 par value per share; 3,136 shares authorized; 2,817 shares issued and outstanding at May 31, 2013 and May 31, 2012;  stated  liquidation value of $1,000 per share;  aggregate liquidation value at
 May 31, 2013 and May 31, 2012, of $4,990,463 and $4,610,224, respectively.                      4,990,463      4,610,224
                                                                                             -----------------------------
                                                          TOTAL LIABILITIES                     17,408,631     16,158,156

Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,549 shares issued and outstanding at May
 31, 2013 and May 31, 2012, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2013
 and May 31, 2012, of $1,916,330 and $1,841,555, respectively.                                   1,916,330      1,841,555
                                                                                             -----------------------------
                   TOTAL MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                      1,916,330      1,841,555

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIT)

Series C Preferred Stock,  $.0001 par value per share; 10,000 shares authorized; 6,805  shares  issued  and  outstanding  at  May
 31, 2013 and  May  31, 2012, respectively;  includes  $5,214,516 and $4,299,181 accrued Series C dividends, respectively;  aggregate liquidation value at May 31, 2013 and May 31, 2012, of $11,245,447
 and $10,330,112,  respectively.                                                                11,245,447     10,330,112
Common stock,  $.0001 par value per share;  490  million  shares authorized;  322,107,908  and  270,352,831  shares issued and outstanding
 at May 31, 2013 and May 31, 2012, respectively                                                     32,211         27,035
Additional paid in capital                                                                       4,013,242      3,664,923
Accumulated deficit                                                                            (26,228,523)   (23,281,717)
Accumulated other comprehensive income                                                              96,795        148,375

                                        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (10,840,828)    (9,111,272)
                                                                                             -----------------------------

                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $   8,484,133   $  8,888,439
                                                                                             =============================

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED MAY 31,
                                                                           2013               2012
                                                                     ---------------      -------------
REVENUES:

Investment advisory services                                         $      178,328       $    242,472
Insurance premiums and commissions                                          877,010          1,203,318
Net investment income                                                       230,373            279,410
Net realized investment gains                                                43,238             93,379
Other income                                                                 15,706             14,615
                                                                     ---------------      -------------
                                    TOTAL REVENUES                        1,344,655          1,833,194

OPERATING EXPENSES:

Incurred policy losses                                                      181,414            210,977
Insurance policy acquisition costs                                          267,587            311,385
General and administrative                                                1,330,234          1,284,341
Depreciation                                                                 10,685             10,736
                                                                     ---------------      -------------
                            TOTAL OPERATING EXPENSES                      1,789,920          1,817,439
                                                                     ---------------      -------------

                           NET INCOME (LOSS) FROM OPERATIONS               (445,265)            15,755

Gain on debt extinguishment                                                       -            150,604
Accrued dividends of Series A Mandatorily Redeemable
Preferred Stock                                                             (57,855)           (14,069)
Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock                                                 (380,239)          (352,522)
Interest expense                                                         (1,073,338)          (905,601)
                                                                     ---------------      -------------

                                  NET INCOME (LOSS)                      (1,956,697)        (1,105,833)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends                                (74,774)          (113,726)
Accrued dividends on Series C Preferred Stock equity                       (915,335)          (847,833)
                                                                     ---------------      -------------

            NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS    $   (2,946,806)      $ (2,067,392)
                                                                     ===============      =============

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

NET INCOME (LOSS) PER SHARE                                          $        (0.01)      $      (0.01)
                                                                     ===============      =============


WEIGHTED-AVERAGE SHARES OUTSTANDING                                     297,316,429        255,549,409
                                                                     ===============      =============


                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS






                                                                   YEAR ENDED MAY 31,
                                                                  2013           2012
                                                              -------------- --------------
COMPREHENSIVE INCOME (LOSS):

Net loss attributable to common stockholders                  $ (2,946,806)  $ (2,067,392)


OTHER COMPREHENSIVE INCOME (LOSS):

Net unrealized gain (loss) of available-for-sale investments
 arising during period                                             (43,844)        19,320

Reclassification adjustment for realized loss included in
 net loss                                                           (7,736)       (53,616)
                                                              -------------- --------------

Net unrealized loss attributable to available-for-sale
 investments recognized in other comprehensive income (loss)       (51,580)       (34,296)
                                                              -------------- --------------


     COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS   $ (2,998,386)  $ (2,101,688)
                                                              ============== ==============

JACOBS FINANCIAL GROUP, INC,
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED MAY 31,
                                                                       2013             2012
                                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                          $ (1,956,697)   $ (1,105,833)

Adjustments to reconcile net loss to net cash provided by operating activities:

(Increase) decrease in short-term investments                         (263,359)         15,742
 Unearned premium                                                     (123,285)         59,399
 Stock option expense                                                        -             370
 Stock issued in connection with financing arrangements                249,133          70,175
 Stock issued in connection with dividend arrangements                  33,312          43,098
 Accrual of Series A preferred stock dividends                          57,855          14,069
 Accrual of Series B preferred stock dividends and accretion           380,239         352,521
 Stock issued in connection with services rendered                      71,049           4,470
 Provision for loss reserves                                           181,414         210,977
 Amortization of premium                                                90,162          81,247
 Depreciation                                                           10,685          10,736
 Accretion of discount                                                 (23,055)           (104)
 Realized gain on sale of securities                                   (43,238)        (93,379)
 Gain on extinguishment of debt                                              -        (150,604)
 Change in operating assets and liabilities:
   Other assets                                                         (2,817)        (74,384)
   Premium and other receivables                                        30,765        (117,761)
   Investment income due and accrued                                     4,114          (5,831)
   Deferred policy acquisition costs                                    28,513          23,701
   Related party accounts payable                                       15,100          10,100
   Accounts payable                                                    123,333          27,630
   Accrued expenses and other liabilities                              981,727         768,973
                                                                ----------------  ----------------

        NET CASH FLOWS FROM OPERATING ACTIVITIES                      (155,050)        145,312

CASH FLOWS FROM INVESTING ACTIVITIES

Costs of bonds acquired                                             (1,137,860)     (1,883,581)
Costs of mortgaged-backed securities acquired                         (759,207)       (634,182)
Purchase of equity securities                                         (365,751)       (247,056)
Proceeds from sale of securities available for sale                  1,974,793       1,757,718
Repayment of mortgage-backed securities                                868,743         894,294
(Purchase)/Collection - accrued interest                                (2,737)          1,586
                                                                ----------------  ----------------

     NET CASH FLOWS USED IN INVESTING ACTIVITIES                       577,981        (111,221)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt                                     1,310,924       1,124,925
Repayment of related party debt                                     (1,429,190)     (1,152,006)
Proceeds from borrowings                                               452,500         849,000
Repayment of borrowings                                               (701,018)       (887,500)
Proceeds from exercise of common stock warrants                              -               -
                                                                ----------------  ----------------

           NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES         (366,784)        (65,581)

NET INCREASE (DECREASE) IN CASH                                         56,147         (31,490)

CASH AT BEGINNING OF PERIOD                                     $      259,079         290,569
                                                                ================  ================

CASH AT END OF PERIOD                                           $      315,226    $    259,079
                                                                ================  ================

SUPPLEMENTAL DISCLOSURES

Interest paid                                                   $      134,138    $    145,398
Income taxes paid                                                            -               -

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt                     249,133          70,347

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF SERIES A REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED MAY 31, 2013


                                           -----------------------------------------------------------------------------------------

                                                                            STOCKHOLDERS' EQUITY (DEFICIT)

                           SERIES A        -----------------------------------------------------------------------------------------
                          REDEEMABLE              COMMON STOCK             SERIES C PREFERRED                ACCUMULATED
                                           ------------------------------ ---------------------                 OTHER
                                                               ADDITIONAL                                  COMPREHENSIVE
                          PREFERRED STOCK                       PAID-IN               AMOUNT    ACCUMULATED    INCOME
                         SHARES     AMOUNT   SHARES    AMOUNT   CAPITAL     SHARES   AND APIC     DEFICIT      (LOSS)      TOTAL
                         -----  ---------- ----------- ------- ---------- --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2012    1,549  $1,841,555 270,352,831 $27,035 $3,664,923     6,805 $10,330,112 $(23,281,717) $148,375 $(9,111,272)

Issuance of common
 stock as compensation
 for services                -           -  22,650,000   2,265     57,869         -           -            -         -      60,134

Issuance of common
 stock as additional
 consideration for
 financing arrangements      -           -  29,105,077   2,911    260,553         -           -            -         -     263,464

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock             -      74,775           -       -          -         -           -      (74,775)        -     (74,775)

Accrued dividends of
 Series C equity
 preferred stock             -           -           -       -          -         -     915,335     (915,335)        -           -

Accrual of common
 shares to be issued
 in connection with
 financing arrangements      -           -           -       -     29,897         -           -            -         -      29,897

Unrealized net loss
 on available for
 sale securities             -           -           -       -          -         -           -            -   (51,580)    (51,580)

Net loss, year ended
 May 31, 2013                -           -           -       -          -         -           -   (1,956,697)        -  (1,956,697)

                         -----  ---------- ----------- ------- ---------- --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2013    1,549  $1,916,330 322,107,908 $32,211 $4,013,242     6,805 $11,245,447 $(26,228,524) $ 96,795 $(10,840,829)
                         =====  ========== =========== ======= ========== ========= =========== ============  ======== ============

                            See accompanying notes.

JACOBS FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENT OF SERIES A REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED MAY 31, 2012

                                           -----------------------------------------------------------------------------------------

                                                                            STOCKHOLDERS' EQUITY (DEFICIT)

                           SERIES A        -----------------------------------------------------------------------------------------
                          REDEEMABLE              COMMON STOCK             SERIES C PREFERRED                ACCUMULATED
                                           ------------------------------ ---------------------                 OTHER
                                                               ADDITIONAL                                   COMPREHENSIVE
                          PREFERRED STOCK                       PAID-IN                AMOUNT    ACCUMULATED    INCOME
                         SHARES     AMOUNT   SHARES    AMOUNT   CAPITAL      SHARES   AND APIC     DEFICIT      (LOSS)      TOTAL
                         -----  ---------- ----------- ------- ----------  --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2011    2,675  $3,138,623 242,304,304 $24,230 $3,549,443      6,805 $ 9,482,279 $(21,214,153) $182,671 $(7,975,530)

Issuance of common
 stock as compensation
 for services                -           -   1,000,000     100      4,370          -           -            -         -       4,470

Issuance of common
 stock as additional
 consideration for
 financing arrangements      -           -  27,048,527   2,705    120,818          -           -            -         -     123,523

Accrued dividends of
 Series A mandatorily
 redeemable convertible
 preferred stock             -     113,726           -       -          -          -           -     (113,726)        -    (113,726)

Accrued dividends of
 Series C equity
 preferred stock             -           -           -       -          -          -     847,833     (848,005)        -        (172)

Reclassification of
 Series A from
 temporary equity
 to liabilities         (1,126) (1,410,794)          -       -          -          -           -            -         -           -

Increase (Decrease) in
 accrual of common
 shares to be issued
 in connection with
 financing arrangements      -           -           -       -    (10,078)         -           -            -         -     (10,078)

Common stock option
 expense                     -           -           -       -        370          -           -            -         -         370

Unrealized net loss
 on available for
 sale securities             -           -           -       -          -          -           -            -   (34,296)    (34,296)

Net loss, year ended
 May 31, 2012                -           -           -       -          -          -           -   (1,105,833)        -  (1,105,833)

                         -----  ---------- ----------- ------- ----------  --------- ----------- ------------  -------- ------------
BALANCE, MAY 31, 2012    1,549  $1,841,555 270,352,831 $27,035 $3,664,923      6,805 $10,330,112 $(23,281,717) $148,375 $(9,111,272)
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

         LIQUIDITY AND GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Additionally, the Company has insufficient liquidity and capitalization, is in default with respect to certain loan and preferred stock agreements, and has suffered recurring losses from operations. Losses are expected to continue until FSC develops a more substantial book of business. While improvement is anticipated as the Company's business plan is implemented, other conditions, such as restrictions on the use of FSC's assets (See Note C), and the Company's significant deficiency in working capital and stockholders' equity raise substantial doubt about the Company's ability to continue as a going concern.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         USE OF ESTIMATES

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates are loss reserves, stock options, valuation of investments, and the valuation of deferred tax assets. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         REVENUE RECOGNITION

         Fees for investment advisory services are based on an agreed percentage of the value of client assets under management and are accrued monthly based on the market value of client assets.

         The Company accounts for its surety bond issuances as short duration contracts. Surety premiums are recorded as receivables when due and are earned pro rata over the term of the policies of generally one year, subject to annual renewal. The reserve for unearned premiums represents the portion of premiums written relating to the unexpired terms of coverage. The reserve for unearned premium is determined using the monthly pro rata method. Advance premiums represent renewal premiums paid in advance of the effective renewal date.

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

         Debt and equity securities that are bought and held principally for sale in the near future are classified as trading securities and are carried at current fair values, with changes in fair value being recorded in current operations.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Debt and equity securities that the Company may not have a positive intent to hold until maturity and not classified as trading, are considered to be available for sale and carried at fair value.

         Management has determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company classifies all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders' equity as a separate component of accumulated other comprehensive income.

         An investment is considered impaired when its fair value investment is less than its cost or amortized cost, as applicable. When an investment is impaired, a determination is made as to whether the impairment is other than temporary ("OTTI").

         Factors considered in identifying OTTI include: 1) for debt securities, whether the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the security prior to the anticipated recovery in value; 2) the likelihood of the recoverability of principal and interest for debt securities (i.e., whether there is a credit loss) or cost for equity securities;
         3) the length of time and extent to which the fair value has been less than amortized cost for debt securities or cost for equity securities; and 4) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         RESERVE FOR LOSSES AND LOSS EXPENSES

         Losses and loss adjustment expenses represent management's best estimate of the ultimate net cost of all reported and unreported losses incurred. Reserves for unpaid losses and loss adjustment expenses are estimated using industry averages, however, will include individual case-basis valuations in the event if claims are received. These estimates and methods of establishing reserves are continually reviewed and updated.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         STOCK-BASED COMPENSATION

         The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected volatility and dividend yields, expected stock price, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management's best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company.

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

         The Company prescribes a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. If taxing authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the stockholders rather than the Company.

         Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed as of May 31, 2013 or 2012. The Company's tax returns subject to examination by tax authorities include May 31, 2011 through the current period for state and federal tax reporting purposes.

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

         RECLASSIFICATIONS

         Certain amounts in the 2012 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2013 and for the year then ended. These reclassifications had no impact on previously reported net income, cash flows from operations or changes in shareholders' equity.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - NEWLY ADOPTED AND RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------------------------

         In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-11 (ASU 2011-11), DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or
         Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning after January 1, 2013 and for interim periods within those fiscal years. The amendments of ASU 2011-11 did not have a material impact on the Company's consolidated financial statements.

         In January 2013, the FASB issued Accounting Standards Update 2013-01 (ASU 2013-01), CLARIFYING THE SCOPE OF DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES. The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments of ASU 2013-01 did not have a material impact on the Company's consolidated financial statements.

         In February 2013, the FASB issued Accounting Standards Update 2013-02 (ASU 2013-02), REPORTING OF AMOUNTS RECLASSIFIED OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those annual periods. The amendments of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

         In July 2013, the FASB issued Accounting Standards Update 2013-11 (ASU 2013-11), PRESENTATION OF AN UNRECOGNIZED TAX BENEFIT WHEN A NET
         OPERATING LOSS CARRYFORWARD, A SIMILAR TAX LOSS, OR A TAX CREDIT CARRYFORWARD EXISTS A CONSENSUS OF THE FASB EMERGING ISSUES TASK FORCE. The objective of this Update is to eliminate the diversities that exist in financial statement presentation. The amendments aim at attaining this objective by giving explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments of ASU 2013-11 did not have a material impact on the Company's consolidated financial statements.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), REVENUE FROM CONTRACTS WITH CUSTOMERS. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements.

         In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, PRESENTATION OF FINANCIAL STATEMENTS-GOING CONCERN (SUBTOPIC 205-40) (ASU 2014-15). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending May 31, 2017 and interim and annual periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

         Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

NOTE C - INVESTMENTS
--------------------

         The Company held the following investments, by security type, that have been classified as available-for-sale and carried at fair value at May 31, 2013:
                                              Gross        Gross
                                            Unrealized   Unrealized
                            Amortized Cost     Gains       Losses    Fair Value
                            -------------- ------------ ----------- -----------
State and municipal           $  1,760,341 $      5,293 $    36,627 $ 1,729,007
securities
Equity securities                  474,311       52,190      21,979     504,522
Derivatives                        (18,603)     (31,442)       (162)    (49,883)
Foreign Obligations                200,750            -       6,913     193,837
Mortgage Backed Securities       3,413,161      145,390       9,279   3,549,272
                            -------------- ------------ ----------- -----------
                            $    5,829,960 $    171,431 $    74,636 $ 5,926,755
                            ============== ============ =========== ===========

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company held the following investments, by security type, that were classified as available-for-sale and carried at fair value at May 31, 2012:

                                               Gross       Gross
                                            Unrealized  Unrealized
                            Amortized Cost     Gains      Losses    Fair Value
                            -------------- ----------- ----------- ------------
State and municipal           $  2,077,399 $    16,051 $     6,110 $  2,087,340
securities
Equity securities                  533,669      15,176      52,377      496,468
Derivatives                        (14,549)     (2,344)     (4,699)     (12,194)
Foreign Obligations                205,247           -       9,997      195,250
Mortgage Backed Securities       3,632,782     185,140       1,864    3,816,058
                            -------------- ----------- ----------- ------------
                            $    6,434,548 $   214,023 $    65,649 $  6,582,922
                            ============== =========== =========== ============


         There are no securities classified as held to maturity at May 31, 2013 or May 31, 2012.

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

         Fair values are provided by the Company's independent investment custodians that utilize third-party quotation services for the valuation of the fixed-income investment securities and money-market funds held. The Company's investment custodians are large money-center banks. The Company's equity investment is valued using quoted market prices.

         The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         ASSETS  MEASURED  AT FAIR  VALUE ON A  RECURRING  BASIS ARE  SUMMARIZED
         BELOW:

                                                                             May 31, 2013
                                                   ------------------------------------------------------------------
                                                   -------------------------------------------------- ---------------
                                                             Fair Value Measurements Using
                                                                                                        Assets At
                                                       Level 1          Level 2          Level 3        Fair Value
                                                   ---------------- ---------------- ---------------- ---------------
         Assets:
         Fixed income securities at fair value     $             -  $     5,472,116  $             -  $    5,472,116
         Equity securities at fair value (includes
         derivatives)                                      454,639                -                -         454,639
         Short-term investments at fair value            1,255,234                -                -       1,255,234
                                                   ---------------- ---------------- ---------------- ---------------
         Total Assets                              $     1,709,873  $     5,472,116  $             -  $    7,181,989
                                                   ================ ================ ================ ===============

                                                                             May 31, 2012
                                                   ------------------------------------------------------------------
                                                   -------------------------------------------------- ---------------
                                                             Fair Value Measurements Using
                                                                                                        Assets At
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
                                                   ================ ================ ================ ===============

         The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2013 or at May 31, 2012.

         At May 31, 2013, the Company's insurance subsidiary had securities and short term investment with a fair value of $1,068,225 on deposit with the State insurance department to satisfy regulatory requirements. In connection with regulatory approval of the Company's acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         state Insurance Commissioner. Accordingly, investments and cash in the amount of $7,495,538 and $7,833,825 as of May 31, 2013 and 2012,
         respectively, are restricted to the use of FSC.

         Principal   repayments  on  U.S.   government  agency   mortgage-backed
         securities held by the Company as of May 31, 2013 are estimated as follows:

                                                 Amortized      Fair Market
                                                    Cost           Value
                                                --------------- ---------------
         Due in one year or less                $      337,348  $      351,522
         Due after one year through five years         209,720         219,830
         Due after five years through ten years        130,678         137,147
         Due after ten years                         2,735,415       2,840,773
                                                --------------- ---------------
                                                $    3,413,161  $    3,549,272
                                                =============== ===============


         Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

         An analysis of net investment income follows:

                                             2013                  2012
                                       ------------------- ---------------------
         Bonds - fixed maturities      $           85,761  $             76,424
         Mortgage-backed securities
                                                  117,696               190,949
         Equity investments                        15,929                11,960
         Short-term investments                        88                    77
         Other investment income                   20,175                     -
                                       ------------------- ---------------------
         Total investment income                  239,649               279,410
                                       ------------------- ---------------------
         Investment expense                         9,276                     -
                                       ------------------- ---------------------
         Net investment income         $          230,373  $            279,410
                                       =================== =====================


         The increase (decrease) in unrealized appreciation of investments were as follows:


                                                      2013            2012
                                                --------------- ---------------

         Bonds-fixed maturities                 $      (58,185) $       26,899
         Mortgage-backed securities                    (47,164)        (23,802)
         Equity securities                              33,776         (37,393)
                                                --------------- ---------------
              Increase (decrease) in unrealized
                         appreciation           $      (71,573) $      (34,296)
                                                =============== ===============

         Gains and losses are calculated based on sales proceeds received less the cost of the security sold, which is determined by specific identification for each investment. The gross gains and gross losses realized on available-for-sale securities were as follows:

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Gross      Gross
                                             Gross       Realized    Realized
                                            Proceeds       Gains      Losses
                                           ------------ ----------- ------------
          2013
          Bonds-fixed maturities           $ 1,487,611  $   22,940  $   (7,512)

          Mortgage-backed securities            28,581           -      (1,627)
          Equity securities                    381,580      14,833      (5,054)
          Derivatives (equity securities)       72,967      27,695      (8,036)
                                           ------------ ----------- ------------
                                    Total  $ 1,970,739  $   65,468  $  (22,229)
                                           ============ =========== ============
          2012
          Bonds-fixed maturities           $   688,281  $   26,439  $        -

          Mortgage-backed securities           874,051      50,399           -
          Equity securities                    112,876       2,168      (2,976)
          Derivatives (equity securities)       78,578      26,676      (9,327)
                                           ------------ ----------- ------------
                                    Total  $ 1,753,786  $  105,682  $  (12,303)
                                           ============ =========== ============


         The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2013 and May 31, 2012.

                                Less than 12 Months               12 Months or More                      Total
                          --------------------------------- ------------------------------- --------------------------------
                               Cost          Unrealized          Cost         Unrealized         Fair         Unrealized
                                (a)            Losses            (a)            Losses          Value           Losses
                          ---------------- ---------------- --------------- --------------- --------------- ----------------
          2013

   Equity securities      $        71,398  $         1,665  $       89,751  $       20,314  $      139,171  $        21,979

Bonds- Fixed Maturities           856,467           20,752         836,301          22,788       1,649,229           43,540

    Mortgage-backed
       securities                 488,878            5,440         142,854           3,838         622,454            9,278
                          ---------------- ---------------- --------------- --------------- --------------- ----------------

         Total            $     1,416,743  $        27,857  $    1,068,906  $       46,940  $    2,410,854  $        74,797
                          ================ ================ =============== =============== =============== ================

          2012

   Equity securities      $       266,036  $        36,909  $       81,169  $       15,468  $      294,828  $        52,377

Bonds- Fixed Maturities           888,501           13,734         523,068           2,373       1,395,462           16,107

    Mortgage-backed
       securities                 272,548            1,362          38,189             503         308,872            1,865
                          ---------------- ---------------- --------------- --------------- --------------- ----------------

         Total            $     1,427,085  $        52,005  $      642,426  $       18,344  $    1,999,162  $        70,349
                          ================ ================ =============== =============== =============== ================

         (a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of May 31, 2013, the Company held nine mortgage-backed securities with gross unrealized losses of $9,278, three of which have been in a continuous loss position for more than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates.

         As of May 31, 2013, the Company held eight fixed maturity bonds with gross unrealized losses of $43,540, three of which has been in a continuous loss position for more than 12 months.

         As of May 31, 2013, the Company held five equity security investments with gross unrealized losses of $21,979, three of which has been in a continuous loss position for more than 12 months. These securities consist of common stock whose fair value is sensitive to movements in market interest rates.

NOTE D-DEFERRED POLICY ACQUISITION COSTS
----------------------------------------

         The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.


                                                     2013          2012
         -------------------------------------- ------------- -------------
         Balance at beginning of year           $    167,010  $    190,711
         -------------------------------------- ------------- -------------
         Acquisition costs deferred                  239,074       287,684
         -------------------------------------- ------------- -------------
         Amortization charged to operations         (267,587)     (311,385)
         -------------------------------------- ------------- -------------
                                 Total          $    138,497  $    167,010
         -------------------------------------- ------------- -------------

NOTE E - OTHER ASSETS
---------------------

         Included in other assets as of May 31, 2013 and May 31, 2012 are $99,187 and $96,370 of prepaid expenses and deposits. The balance on May 31, 2013 includes an $80,000 deposit for legal fees.

NOTE F - INTANGIBLES
--------------------

         As the result of the acquisition of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2013 and 2012.

NOTE G - RESERVE FOR LOSSES AND LOSS EXPENSE
--------------------------------------------

         Reserves for unpaid losses and loss adjustment expenses are estimated based primarily on management's judgment as the Company has not incurred a loss since its inception and available industry data is extremely limited. In the event of the Company receiving a claim it will use individual case basis estimates including all estimated future expenses to settle such claims. As of May 31, 2013, the Company's insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds while also providing other miscellaneous surety bonds, most of which are partially collateralized by investment accounts that

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         are managed by Jacobs & Company. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is being mined. Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site. In underwriting such bonds, management develops, through consultation with professionals experienced in the specific field of work, estimates of costs to reclaim the properties subject of the permit(s) in accordance with those mining permit(s), in addition to other underwriting and financial risk considerations. FSC requires the principal to provide cash, or other acceptable collateral such as irrevocable letters of credit, in amounts determined through the underwriting process to reclaim the disturbed land and thus mitigate the exposure to significant loss. FSC maintains reinsurance agreement with various syndicates at Lloyd's of London. The reinsurance agreement is an excess of loss contract that protects FSC against losses up to certain limits over stipulated amounts. Such cash is invested in investment collateral accounts managed by Jacobs utilizing investment strategies consistent with the state code governing investments of an insurance company. Inspections of mining activity and reclamation work are performed on a regular basis with initial costs estimates being updated periodically. Should the principal default in the obligation to reclaim the property in accordance with the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or would be required to forfeit the face amount of the bond to the agency to which the bond is issued. Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced no claims for losses as of May 31, 2013 and thus provisions for losses and loss adjustment expense have been based on management's experience adjusted for other factors unique to the Company's approach, and in consultation with consulting actuaries experienced in the surety field.

         At May 31, 2013 and May 31, 2012, the reserve for losses and loss expenses consisted of:


                                                    2013          2012
                                              --------------- -------------

         Balance at beginning of year
                                              $    1,026,489  $    815,512
         Incurred policy losses-current year         181,414       210,977
                                              --------------- -------------

         Balance at end of year               $    1,207,903  $  1,026,489
                                              =============== =============

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - NOTES PAYABLE
----------------------

         At May 31, 2013 and 2012, the Company had the following unsecured notes payable to individuals:

                                                                     2013           2012
                                                               --------------- ---------------
           Unsecured demand notes payable to individuals and
               others; interest rate fixed @ 10% ($75,000 to
                                              related party)   $    1,227,482  $   1,589,000

           Unsecured demand notes payable to individuals and
                           others; interest rate fixed @ 12%           15,000         15,000

                 Secured demand note payable to individuals;
              interest rate fixed @ 14%; secured by accounts
                     receivable for investment advisory fees          185,000         62,000

                 Secured demand note payable to individuals;
              interest rate fixed @ 10%; secured by accounts
                     receivable for investment advisory fees           95,000        105,000

                Unsecured short-term advances to principal
           shareholder and chief executive officer; interest
                         rate fixed @ 12% (Also See Note T -
                                 Related Party Transactions)        (175,312)        (57,046)

             Unsecured note(s)payable to individual(s) under
              bridge- financing arrangements described below
                                 ($360,000 to related party)        3,500,000       3,500,000
                                                               --------------- ---------------

                                                       Total   $    4,847,170  $    5,213,954
                                                               =============== ===============

         In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that when added to the stock initially issued to the holders of the notes, will equal the note holders' pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million).).This featured was analyzed and determined to be an embedded derivative, but the value was considered to be immaterial.

         Beginning September 10, 2008, because a qualified financing had not been completed, the Company became required under the terms of the bridge financing to issue 2.80% of the Company's outstanding common shares and shall issue 2.80% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. This feature was analyzed and determined to be an embedded derivative, but the value was considered to be immaterial. The following table summarizes the common shares issued to those note holders as a result incurring these penalties.


                        Date of Issuance       Shares Issued
                        --------------------  --------------
                        September 10, 2008         4,870,449
                        March 10, 2009             5,010,640
                        September 10, 2009         5,354,642
                        March 10, 2010             6,005,925
                        September 10, 2010         6,213,285
                        March 10, 2011             6,738,900
                        September 10, 2011         7,043,710
                        March 10, 2012             7,430,017
                        September 10, 2012         8,573,594
                        March 10, 2013             8,947,444
                                              --------------
                                                  66,188,606
                                              ==============

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

         On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. The Original forbearance was amended October 13, 2009. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of an inactive subsidiary of the Company, Crystal Mountain Water (CMW), as security for repayment of the loans. The original repayment schedule called for quarterly payments of $224,515. The Holders agreed that under the forbearance the Company may satisfy its obligation by increasing the quarterly payments by $67,185, (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. In addition, the interest rate was increased to 17.00%. Although the Company failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters,

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans.

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

         Scheduled maturities are as follows:

                                                                     2013
                                                               --------------

         Fiscal year 2013-2014 (including demand notes)        $   4,701,755
         Fiscal year 2014-2015                                       145,415
                                                       Total   $   4,847,170
                                                               ==============

NOTE I - OTHER LIABILITIES
--------------------------

         In the year ended May 31, 2012, the Company, upon advice of legal counsel, removed certain dormant accounts payable in the aggregate amount of $150,604, based on the vendor no longer requiring payment on that portion of the balance owed to them. Such removals were recorded as gains on debt extinguishment.

         As of May 31, 2013, the Company had accrued and withheld approximately $319,000 in Federal payroll taxes and approximately $45,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. Subsequent to the year ended May 31, 2013, the Company satisfied its obligation to the IRS in full.

         As of May 31, 2013, the Company had accrued and withheld approximately $64,000 in West Virginia payroll withholdings and approximately $14,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities. Subsequent to the year ended May 31, 2013, the Company satisfied its obligation to the State of West Virginia in full.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - PREFERRED STOCK
------------------------

         REDEEMABLE PREFERRED STOCK

         On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2013, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000, of which no shares were issued in fiscal 2013 or 2012.

         The Company's outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2013, the Company has received requests for redemption of 100 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of May 31, 2013, is $1,482,718.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,891 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and non-assessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during fiscal 2013.

         The Company's outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock that had not requested exchange to the Company's Series C Preferred stock became entitled to request that the Company redeem their Series B Shares. As of May 31, 2013, of the 2,807 shares of Series B Preferred that remained outstanding, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of May 31, 2013, is $4,990,463.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $2,031,471 in fiscal 2013 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,219,559 in fiscal 2012.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         For the year ending May 31, 2010, 6,805 shares of Series B Stock were surrendered and exchanged for 6,805 shares of Series C Stock. This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. For the year ending May 31, 2013, 2,817 shares of Series B Stock had not been exchanged.

         The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders' equity and a credit to the equity of equity preferred stock of $915,335 in fiscal 2013 as compared with a charge to common stockholders' equity of $847,833 in fiscal 2012.

         DIVIDEND PREFERENCE AND ACCRETION

         The Series A Shares are entitled to receive cumulative dividends at the compounding rate of 4.00% per annum.

         The Series B Shares have an 8.0% per annum compounding dividend preference, are convertible into Common Shares of JFG at the option of the holders at a conversion price of $1.00 per Share (as adjusted for dilution) and, to the extent not converted, must be redeemed by the Corporation at any time after December 31, 2010 at the option of the holder. Any such redemption is subject to legal constraints, such as the availability of capital or surplus out of which to pay the redemption, and to a determination by the Board of Directors that the redemption will not impair the operations of First Surety Corporation.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. The shares of Series B Preferred Shareholders that chose not to convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. Dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $380,239 for the year ended May 31, 2013. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the year ended May 31, 2013.

         During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. These shares of Series A Preferred Shareholders are listed in the liability section of the Balance Sheet as of May 31, 2013, in the amount of $1,482,718, which consists of $1,126,000 face value of stock and $356,718 in dividends payable. The dividends associated with these shares of Series A stock for the year ended May 31, 2013, is a deduction from net income in the amount of $57,855. There was no accretion on these shares of Series A stock.

         As of May 31, 2013 the Company has chosen to defer payment of dividends on Series A Preferred Stock with such accrued and unpaid dividends amounting to $724,048 through May 31, 2013.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of May 31, 2013 the Company has chosen to defer payment of dividends on Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $2,175,985 and $5,214,516 through May 31, 2013.

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

         386,667 warrants issued in connection with Series B Preferred Stock expired unexercised on the fifth anniversary at December 31, 2010; 600,000 warrants issued in connection with Series A Preferred Stock expired unexercised on the seventh anniversary at December 31, 2012.

         As of May 31, 2013 there were no warrants outstanding.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L-STOCK-BASED COMPENSATION
-------------------------------

         On October 12, 2005, the board of directors adopted its 2005 Stock Incentive Plan (the "Plan") to allow the Company to make awards of stock options as part of the Company's compensation to key employees, non-employee directors, contractors and consultants. The Plan was approved by the stockholders on December 8, 2005. The aggregate number of shares of Common Stock issuable under all awards under the Plan is 35,000,000. No awards may be granted under the Plan after December 8, 2015. On July 9, 2012, the Company issued 22,600,000 shares to employees and a board member as additional compensation, reducing the number of shares of Common Stock issuable under all awards under the plan to 12,400,000.

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

         On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 of incentive stock options to acquire common shares at an exercise price of $.04 per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014. As of May 31, 2013, the awarded options had been reduced to 9,800,000 due to changes in employment status.

         The following table summarizes option activity under the Plan for the fiscal year ended May 31, 2013.


                                                         Number    Weighted-Avg.
                                       Weighted-Avg.   Of Shares    Remaining      Aggregate
                                         Exercise        Under         Life        Intrinsic
                                           Price         Option      (Years)         Value
                                       -------------- ------------ ---------- --------------
         Balance at June 1, 2012       $      .04000   10,000,000
         Options granted                           -            -
         Options exercised                         -            -

         Options canceled/expired             .04000      200,000
                                       -------------- ------------
         Balance, May 31, 2013         $      .04000    9,800,000
                                       ============== ============

         Exercisable at May 31, 2013   $      .04000    9,800,000       1.08       $     -
                                       ============== ============
         Expected to vest              $           -            -          -       $     -
                                       ============== ============

         There were no options exercised in fiscal 2013 or 2012. The total fair value of shares vested amounted to approximately $9,000 in fiscal 2012. All shares were vested as of May 31, 2012.

         Stock-based compensation expense attributable to such awards amounted to $370 in the fiscal year ended May 31, 2012. There is no unrecognized

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         compensation expense related to non-vested awards at May 31, 2013 or May 31, 2012 as all awards are fully vested.

         The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free interest rate and the company's dividend yield.

NOTE M - INCOME TAXES
---------------------

         Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Such differences include the income recognition of a portion of the unearned premium reserve, loss reserve deductibility, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2013, the Company had operating loss carry forwards of approximately $18.6 million. These carry forwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

         The Company has fully reserved the $6.6 million tax benefit of the operating loss carry forward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

NOTE N - STOCKHOLDERS' EQUITY
-----------------------------

         In fiscal 2013, the Company issued 2,527,500 shares of the Company's common stock as additional consideration in connection with new and continued borrowings totaling $2,147,500. The shares were valued at approximately $.005295 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $13,383.

         On fiscal 2013, the Company issued 9,056,539 shares of the Company's common stock in connection with the additional 2% stock dividend associated with Series A and B Preferred shares that were requested to be redeemed upon maturity (see Note J). The shares were valued at approximately $.004883 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $44,227.

         In fiscal 2013, the Company issued 8,573,594 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.01874 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $160,669.

         In fiscal 2013, the Company issued 8,947,444 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         at approximately $.00505 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $45,185.

         In fiscal 2013, the Company awarded 50,000 shares to an individual as compensation for services instrumental to advancing the Company's business plan. The shares were valued at approximately $.004875 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $244.

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

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principals are that statutory financial statements do not reflect deferred policy acquisition costs and certain assets are non-admitted.

         Statutory surplus as of May 31, 2013 and 2012 and net income for the Company's insurance subsidiary for the calendar year ended December 31, 2012 and 2011 and five-month periods ended May 31, 2013 and 2012 are as follows:

         -------------------- ------------------------  ----------------
         Statutory Surplus    May 31, 2013                   $5,804,785
         -------------------- ------------------------  ----------------
         Statutory Surplus    May 31, 2012                    6,075,541
         ==================== ========================  ================
         Net Income           Calendar year 2012                350,214
         -------------------- ------------------------  ----------------
         Net Income           Calendar year 2011                378,455
         ==================== ========================  ================
         Net Income           Five-month period 2013             75,003
         -------------------- ------------------------  ----------------
         Net Income           Five-month period 2012            167,043
         -------------------- ------------------------  ----------------

         Statutory surplus exceeds the minimum capital requirements provided by West Virginia state law of $2.0 million.

         Under the West Virginia insurance code, ordinary dividends to stockholders are allowed to be paid only from that part of the insurance subsidiary's (FSC's) available surplus funds which constitutes realized net profits from the business and whereby all such dividends or distributions made within the preceding twelve months does not exceed the lesser of 10% of the insurance subsidiary's (FSC's) surplus as regards to policyholders as of December 31st of the preceding year-end or net income from the insurance subsidiary's (FSC's) operations from the previous two calendar years not including capital gains. Any payment of extraordinary dividends requires prior approval from the WV state insurance commissioner.

         On March 26, 2012 the Commissioner of the State of West Virginia terminated in its entirety the Amended Consent Order of June 7, 2007 and terminated the restrictive conditions of the Consent Order issued December 23, 2005 which approved acquisition of the insurance subsidiary by the Company. Among other consequences, removal of these restrictions allowed dividends to be declared by and paid from the insurance subsidiary to the Company. Dividends in the amounts of $590,000 and $380,000 were declared and paid for the twelve month periods ending May 31, 2013 and May 31, 2012.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         LEASE COMMITMENTS

         The Company leases certain office equipment with combined monthly payments of approximately $465 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $3,844 each month.

         The Company' inactive subsidiary, CMW, holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $180 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

         Rental expense for these lease commitments totaled approximately $54,880 and $56,112 during fiscal years 2013 and 2012.

         Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2013 are:

                    Fiscal year 2013-2014   $    5,580
                   -----------------------  -----------
                    Fiscal year 2014-2015        5,580
                   -----------------------  -----------
                    Fiscal year 2015-2016        5,580
                   -----------------------  -----------
                                    Total   $   16,740

NOTE Q - FINANCIAL INSTRUMENTS
------------------------------

         FAIR VALUE
         The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value:

         INVESTMENT SECURITIES
         Fair values for investment securities (U.S. Government, government agencies, government agency mortgage-backed securities, state and municipal securities, and equity securities) held for investment purposes (available-for-sale) are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

         The carrying values and fair values of the Company's financial instruments at May 31, 2013 and 2012 are as follows:

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 2013                     2012
                                                     -------------------------- ------------------------
                                                       Carrying        Fair       Carrying       Fair
                                                        Amount         Value       Amount        Value
                                                     ------------- ------------ ------------ -----------
         ASSETS
         Bonds available for sale                    $ 5,472,116   $ 5,472,116  $ 6,098,648  $ 6,098,648
         Cash and short-term investments               1,570,460     1,570,460    1,250,954    1,250,954
         Premiums and other receivables                  300,303       300,303      332,444      332,444
         Equity securities (including derivatives)       454,639       454,639      484,274      484,274

         LIABILITIES
         Notes payable                                 4,847,170     4,847,170    5,213,954    5,213,954
         Accounts payable and advance premiums           538,289       538,289      421,338      421,338
         Accrued expenses and other liabilities
                                                       3,720,114     3,720,114    2,690,199    2,690,199

NOTE R - OTHER RISKS AND CONCENTRATIONS
---------------------------------------

         CONCENTRATION OF CREDIT RISK

         As of May 31, 2013 the Company's investment securities of approximately $7,200,000 are solely comprised of mortgage-backed securities, fixed maturity municipal bonds, equity investments, and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

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

         CONCENTRATION IN PRODUCTS, MARKETS AND CUSTOMERS

         The Company's insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 56% and 63% of the Company's fiscal 2013 and 2012 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         interests that constitute 37% and 45% of the Company's fiscal 2013 and 2012 revenues, respectively, as follows:

------------------------------- ---------------------- ----------------------
                                        2013                   2012

------------------------------- ---------------------- ----------------------
                                            Investment             Investment
                                  Surety     Advisory    Surety     Advisory
                                 Premium       Fees     Premium       Fees
------------------------------- ---------- ----------- ---------- -----------
Customer group # 1              $ 133,000  $        -  $  77,000  $    2,900
------------------------------- ---------- ----------- ---------- -----------
Customer group # 2                117,000      40,000    567,000     104,000
------------------------------- ---------- ----------- ---------- -----------
Customer group # 3                242,000       3,000    195,000       3,000
------------------------------- ---------- ----------- ---------- -----------
Customer group # 4                138,000       3,700     94,000       3,400
------------------------------- ---------- ----------- ---------- -----------
                         TOTAL  $ 630,000  $   46,700  $ 933,000  $  113,300
------------------------------- ---------- ----------- ---------- -----------


NOTE S - SEGMENT REPORTING
--------------------------

         The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.













                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                      YEAR ENDED
         INDUSTRY SEGMENT                     MAY 31, 2013   MAY 31, 2012
         ----------------                   --------------- ---------------
         REVENUES:
          Investment advisory                 $    194,034    $    257,087
          Surety insurance                       1,150,621       1,576,107
          Corporate                                      -         150,604
                                            --------------- ---------------
          Total revenues                      $  1,344,655    $  1,983,798
                                            =============== ===============

         OPERATING INCOME (LOSS):
          Investment advisory                 $     19,372    $     73,432
          Surety insurance                         316,038         613,377
          Corporate                             (2,292,107)     (1,792,642)
                                            --------------- ---------------
          Total operating income (loss)       $ (1,956,697)   $ (1,105,833)
                                            =============== ===============

         IDENTIFIABLE ASSETS:
          Investment advisory                 $     51,017    $     60,932
          Surety insurance                       8,349,897       8,739,074
          Corporate                                 83,219          88,433
                                            --------------- ---------------
          Total assets                        $  8,484,133    $  8,888,439
                                            =============== ===============

         CAPITAL ACQUISITIONS:
          Investment advisory                 $          -    $          -
          Surety insurance                               -               -
          Corporate                                      -               -
                                            --------------- ---------------
          Total capital acquisitions          $          -    $          -
                                            =============== ===============

         DEPRECIATION CHARGED TO
         IDENTIFIABLE ASSETS:
          Investment advisory                 $         45    $         45
          Surety insurance                           7,874           7,874
          Corporate                                  2,766           2,817
                                            --------------- ---------------
          Total Depreciation                  $     10,685    $     10,736
                                            =============== ===============

         INTEREST EXPENSE:
          Investment advisory                 $          -    $          -
          Surety insurance                               -               -
          Corporate                              1,073,338         905,601
                                            --------------- ---------------
          Total interest expense              $  1,073,338    $    905,601
                                            =============== ===============

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

         During fiscal 2013, advances to the Company from Mr. Jacobs amounted to $1,310,925, which included assumption of company debt in the amount of $319,653, and repayments to Mr. Jacobs amounted to $1,429,190. As of May 31, 2013, the balance due the Company from Mr. Jacobs was $175,312. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2012 was $20,925.

         During fiscal 2012, advances to the Company from Mr. Jacobs amounted to $1,124,925, which included assumption of company debt in the amount of $393,519, and repayments to Mr. Jacobs amounted to $1,152,006. As of May 31, 2012, the balance due the Company was $57,046. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2012 was $18,003.

         The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2013 and 2012 fiscal years.

         OTHER RELATED PARTIES

         During the years ended May 31, 2013 and May 31, 2012, a company owned by a board member provided consulting services. This company provided services totaling $62,100 and $62,100 in 2013 and 2012. Amounts owed to this company at year end are treated as related party payables in the amounts $124,409 and $109,309 at May 31, 2013 and 2012 respectively.

         During the year ended May 31, 2009, the Company borrowed money from an individual that became a board member during 2010. On March 22, 2013 this individual resigned his duties as a board member. Total amounts owed to this individual at May 31, 2013 and May 31, 2012 consisted of $75,000 in demand notes and $360,000 in bridge financing.

NOTE U - REINSURANCE
--------------------

         The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

         Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd's of London ("Reinsurer") for its coal reclamation surety bonding programs. The agreement has been renewed annually with the Reinsurer, with the most recent renewal effective July 1, 2012. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for a premium rate of 35% subject to a minimum premium $490,000. Deposits are made to the reinsurers quarterly in arrears in equal amounts of $140,000. At May 31, 2013 and May 31, 2012, the Company had prepaid reinsurance premiums of $196,565 and $243,877 and ceded reinsurance deposited of $41,605 and $42,458.

         There were no ceded Loss and Loss Adjustment Expenses for the years ended May 31, 2013 or 2012.

         The effects of reinsurance on premium written and earned for fiscal 2013 and 2012 are as follows;

                 2013 Written  2013 Earned  2012 Written  2012 Earned
                 ------------- ------------ ------------- ------------
         Direct    $1,088,202   $1,237,316    $1,343,661  $ 1,424,355
          Ceded       441,893      489,204       446,853      467,739
                 ------------- ------------ ------------- ------------
            Net     $ 646,309    $ 748,112     $ 896,808    $ 956,616
                 ============= ============ ============= ============


NOTE V - EVENTS SUBSEQUENT TO MAY 31, 2013
------------------------------------------

         Subsequent to May 31, 2013, the Company obtained various borrowings from individuals and businesses totaling $645,500 at rates varying from 10% to 14%, which mature at various dates subsequent to this filing, and made repayments on notes in the amount of $497,406. These borrowings, and the renewal of other borrowings, included the issuance of 1,057,356 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $1,470,633 from its principal shareholder and chief executive officer under its pre-approved financing arrangement bearing interest at the rate of 12% and made repayments totaling $1,122,024. After taking into account the net accrued payroll owed that is to be offset against these borrowings, the balance owed to the principal shareholder is $330,311 at the date of this filing.

         On September 10, 2013, in accordance with the Bridge financing agreement, the Company became obligated to issue in the aggregate 9,316,337 shares of its common stock to the holders of such notes.

         On May 10, 2014, in accordance with the Bridge financing agreement, the Company became obligated to issue in the aggregate 9,630,856 shares of its common stock to the holders of such notes.

         On September 10, 2014, in accordance with the Bridge financing agreement, the Company became obligated to issue in the aggregate 10,221,845 shares of its common stock to the holders of such notes.

JACOBS FINANCIAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company elected to continue to defer payment of quarterly dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock with such accumulated accrued and unpaid dividends amounting to $933,351, $2,806,516, and $6,732,373 as of September 30,
         2014.

         On July 1, 2013 the Company issued 1,236,782 Common shares representing the additional 2% stock dividend for the quarter ending June 30, 2013 to the holders of Series A and B Preferred shares that had requested to be redeemed upon maturity (see Note J).

         On October 1, 2013 the Company issued 1,463,551 Common shares representing the additional 2% stock dividend for the quarter ending September 30, 2013 to the holders of Series A and B Preferred shares that had requested to be redeemed upon maturity (see Note J).

         On January 1, 2014 the Company issued 3,415,315 Common shares representing the additional 2% stock dividend for the quarter ending December 31, 2013 to the holders of Series A and B Preferred shares that had requested to be redeemed upon maturity (see Note J).

         On April 1, 2014 the Company issued 4,879,900 Common shares representing the additional 2% stock dividend for the quarter ending March 31, 2014 to the holders of Series A and B Preferred shares that had requested to be redeemed upon maturity (see Note J).

         On July 1, 2014 the Company issued 2,105,485 Common shares representing the additional 2% stock dividend for the quarter ending June 30, 2014 to the holders of Series A and B Preferred shares that had requested to be redeemed upon maturity (see Note J).

         On October 1, 2014 the Company issued 3,193,319 Common shares representing the additional 2% stock dividend for the quarter ending September 30, 2014 to the holders of Series A and B Preferred shares that had requested to be redeemed upon maturity (see Note J).

         On July 9, 2014 the Company completed a $4,500,000 financing. In effect, a subsidiary of Company borrowed the funds at 8.00% interest with principal repayments on a ten year schedule. Proceeds of the borrowing were applied (i) to purchase from certain of the Company's note holders 50.7% ($1.775 million face amount) of the outstanding senior promissory notes comprising a $3.5 million financing dating from 2008 (the Bridge financing agreement), together with interest accrued thereon and the associated collateral, which senior promissory notes have been in default, (ii) to pay in full delinquent tax liabilities owed to the Internal Revenue Service and State of West Virginia, (iii) to pay an outstanding judgment, and (iv) to pay certain other current liabilities. The financing was a product of the Registrant's ongoing efforts to restructure its balance sheet to position itself to take advantage of business opportunities.

-----------------------------------------------------------------------------------------------------------------------------
 SUMMARY OF INVESTMENTS-
 OTHER THAN INVESTMENTS IN RELATED PARTIES                                                                         SCHEDULE I
------------------------------------------------------------------------------------------------------------------------------




                                                                                                                   AMOUNT
                                                                                                                   AT WHICH
 AT MAY 31, 2013                                                                                                 SHOWN IN THE
                                                                            COST*                VALUE          BALANCE SHEET
                                                                         -------------     ---------------     ---------------
 Fixed maturities:
  Bonds:
   United States Government and government agencies and authorities      $         -       $           -       $            -
   Foreign obligations                                                       200,750             193,837              198,837
   States, municipalities, and political subdivisions                      1,760,341           1,729,007            1,729,007
                                                                         -------------     ---------------     ---------------
   Total fixed maturities                                                  1,961,091           1,922,844            1,927,844

 Equity securities (including derivatives):
   Common stock and derivatives                                              455,708             454,639              454,639
                                                                         -------------     ---------------     ---------------
   Total equity securities                                                   455,708             454,639              454,639


 Mortgage-backed securities guaranteed by U.S. government agency           3,413,161           3,549,272            3,549,272

 Short-term investments, at cost (approximates market value)               1,255,234           1,255,234            1,255,234
                                                                         -------------     ---------------     ---------------

   Total investments                                                     $ 7,085,194       $   7,181,989       $    7,186,989
                                                                         =============     ===============     ===============


* Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accrual of discounts

-----------------------------------------------------------------------------------------------------------
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                  SCHEDULE II
-----------------------------------------------------------------------------------------------------------

BALANCE SHEETS - PARENT COMPANY ONLY
                                                                                MAY 31, 2013  MAY 31, 2012
                                                                               -------------  -------------
 Assets:
 Cash                                                                          $    (72,647)  $    (22,407)
 Accounts receivable from affiliates                                                      -              -
 Prepaid expense and other assets                                                    81,389         83,864
 Furniture and equipment, net                                                         1,802          4,568
 Investment in subsidiaries, equity method                                        5,586,388      5,907,389
 Due from affiliates, net                                                           320,300        555,000
                                                                               -------------  -------------

 Total assets                                                                  $  5,917,232   $  6,528,414
                                                                               =============  =============

 LIABILITIES:
 Accounts payable                                                              $     27,673   $     46,661
 Accrued expenses and professional fees                                             527,064        367,572
 Related party payable                                                              394,444        310,644
 Notes payable                                                                    4,587,482      4,836,000
 Related party note payable                                                         259,688        377,954
 Due to affiliates                                                                        -              -
 Other liabilities                                                                2,668,993      1,972,588
 Series A Preferred Stock                                                         1,482,718      1,424,863
 Series B Preferred Stock                                                         4,990,463      4,610,224
                                                                               -------------  -------------

 Total liabilities                                                               14,938,525     13,946,506

 MANDATORILY REDEEMABLE PREFERRED STOCK                                           1,916,330      1,841,555

 STOCKHOLDERS EQUITY:
 Common stock                                                                        32,211         27,035
 Additional paid in capital                                                       4,013,242      3,664,923
 Series C Stock                                                                  11,245,447     10,330,112
 Accumulated deficit                                                            (26,228,523)   (23,281,717)
                                                                               ------------  -------------

 Total stockholders equity (deficit)                                            (10,937,623)    (9,259,647)
                                                                               ------------  -------------

 Total liabilities and stockholders equity                                     $  5,917,232   $  6,528,414
                                                                               =============  =============

STATEMENTS OF INCOME - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                   2013        2012
                                                                               ------------  -------------
 REVENUES
 Equity in undistributed net income (loss) of consolidated subsidiaries        $   (321,001) $     109,064
 Tax benefit to parent from subsidiary attributable to utilization of
  net operating loss carryforwards                                                   66,411        197,745
 Dividends paid to parent from subsidiary                                           590,000        380,000
 Gain on extinguishment of debt                                                           -        150,604
                                                                               ------------  -------------

 Total revenues                                                                     335,410        837,413

 EXPENSES:
 General and administrative                                                         777,909        668,238
 Interest                                                                         1,073,338        905,601
 Accrued dividends on stock liability                                               438,094        366,591
 Depreciation                                                                         2,766          2,816
                                                                               ------------  -------------

 Total expenses                                                                   2,292,107      1,943,246
                                                                               ------------  -------------

 Net income (loss)                                                               (1,956,697)    (1,105,833)

 Accrued dividends on equity stock                                                 (915,335)      (847,833)
 Accretion of mandatorily redeemable convertible preferred stock,
 including accrued dividends                                                        (74,774)      (113,726)
                                                                               ------------  -------------

 Net income (loss) attributable to common stockholders                         $ (2,946,806) $  (2,067,392)
                                                                               ============  =============



STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
 YEAR ENDED MAY 31,
                                                                                    2013          2012
                                                                               ------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                             $ (1,956,697) $  (1,105,833)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

 Equity in undistributed net loss of consolidated subsidiaries                      321,001       (108,967)
 Accrual of preferred stock dividend                                                438,094        366,339
 Accretion of preferred stock                                                             -            251
 Stock option compensation expense                                                        -            370
 Stock issued in connection with financing arrangements                             353,496        117,743
 Depreciation                                                                         2,766          2,817
 Loss on disposal of equipment                                                            -              -
 Gain on extinguishment of debt                                                           -       (150,604)
 Change in other assets, accounts payable and accrued expense, net                  923,184        825,718
                                                                               ------------  -------------

 TOTAL CASH USED IN OPERATIONS                                                       81,844        (52,166)


 CASH FLOWS FROM INVESTING ACTIVITIES:

 Funds provided to affiliates for operations                                        234,700        122,801
 Purchase of furniture and equipment                                                      -              -
                                                                               ------------  -------------

 TOTAL CASH USED IN INVESTING ACTIVITIES                                            234,700        122,801

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from exercise of stock warrants                                                 -              -
 Proceeds from borrowings                                                           452,500        849,000
 Repayment of borrowings                                                           (701,018)      (887,500)
 Proceeds from short-term borrowings from related party                           1,310,924      1,124,925
 Repayment of short-term borrowings to related party                             (1,429,190)    (1,152,006)
                                                                               ------------  -------------

 TOTAL CASH PROVIDED BY FINANCING ACTIVITIES                                       (366,784)       (65,581)
                                                                               ------------  -------------

 CHANGE IN CASH                                                                     (50,240)         5,054

 Cash at beginning of year                                                          (22,407)       (27,461)
                                                                               ------------  -------------

 Cash at end of year                                                           $    (72,647) $     (22,407)
                                                                               ============  =============

------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTARY INSURANCE INFORMATION
 AS OF MAY 31, 2013 AND 2012 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE III
------------------------------------------------------------------------------------------------------------------------------------



                           RESERVE FOR
                             LOSSES                  OTHER                                       AMORTIZATION
                               AND                  POLICY                             CLAIMS        OF
              DEFERRED    LOSS EXPENSES,              AND                            LOSSES AND   DEFERRED
               POLICY        FUTURE                 CONTRACT                 NET     SETTLEMENT    POLICY         OTHER      NET
             ACQUISITION     POLICY      UNEARNED    CLAIMS     PREMIUM   INVESTMENT   EXPENSES  ACQUISITION    OPERATING  PREMIUMS
  SEGMENT       COSTS        CLAIMS      PREMIUMS   PAYABLE     REVENUE     INCOME     INCURRED    COSTS         EXPENSES  WRITTEN
----------- ------------  -------------  ---------  --------  ----------  ---------- ----------- -----------    ---------- ---------

2013

Surety       $ 138,497   $ 1,207,903    $ 621,974       $ -   $  846,112   $ 230,373   $ 181,414   $ 267,587       $ -     $ 646,309

------------------------------------------------------------------------------------------------------------------------------------

2012

Surety       $ 167,010   $ 1,026,489    $ 771,089       $ -   $1,169,897   $ 279,410   $ 210,977   $ 311,385       $ -     $ 896,808




------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INSURANCE INFORMATION - REINSURANCE
 AS OF MAY 31, 2013 AND 2012 AND FOR THE YEARS THEN ENDED                                                         SCHEDULE IV
------------------------------------------------------------------------------------------------------------------------------

                                                                                       CEDED TO OTHER
2013                                                            GROSS AMOUNT             COMPANIES             NET AMOUNT

                                                            ---------------------    -------------------   -------------------
Premiums written:
         Property and casualty insurance                             $ 1,088,202              $ 441,893             $ 646,309

                                                            ---------------------    -------------------   -------------------
         Total premiums written                                      $ 1,088,202              $ 441,893             $ 646,309
                                                            =====================    ===================   ===================

Premiums earned:
         Property and casualty insurance                             $ 1,237,316              $ 489,205             $ 748,111

                                                            ---------------------    -------------------   -------------------
         Total premiums earned                                       $ 1,237,316              $ 489,205             $ 748,111
                                                            =====================    ===================   ===================



                                                                                       CEDED TO OTHER
2012                                                            GROSS AMOUNT             COMPANIES             NET AMOUNT

                                                            ---------------------    -------------------   -------------------
Premiums written:
         Property and casualty insurance                             $ 1,343,661              $ 446,853             $ 896,808

                                                            ---------------------    -------------------   -------------------
         Total premiums written                                      $ 1,343,661              $ 446,853             $ 896,808
                                                            =====================    ===================   ===================

Premiums earned:
         Property and casualty insurance                             $ 1,424,355              $ 467,739             $ 956,616

                                                            ---------------------    -------------------   -------------------
         Total premiums earned                                       $ 1,424,355              $ 467,739             $ 956,616
                                                            =====================    ===================   ===================



                                                    JACOBS FINANCIAL GROUP, INC.
                                                          AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
 SUPPLEMENTAL INFORMATION
 AS OF MAY 31, 2013 AND 2012 AND FOR THE YEARS THEN ENDED                                                               SCHEDULE VI
------------------------------------------------------------------------------------------------------------------------------------



     COLUMN A       COLUMN B    COLUMN C COLUMN D COLUMN E  COLUMN F   COLUMN G      COLUMN H       COLUMN I      COLUMN J  COLUMN K



                                RESERVE
                                  FOR
                                LOSSES                                             CLAIMS, LOSSES
                                  AND    DISCOUNT                                  AND SETTLEMENT  AMORTIZATION
                                 LOSS     IF ANY,                                EXPENSES INCURRED     OF
                    DEFERRED   EXPENSES, DEDUCTED                                    RELATED TO      DEFERRED   PAID CLAIMS
                     POLICY     FUTURE      IN                           NET                          POLICY    AND CLAIMS     NET
AFFILIATION WITH  ACQUISITION   POLICY    COLUMN  UNEARNED  PREMIUM  INVESTMENT  CURRENT    PRIOR  ACQUISITION  ADJUSTMENT  PREMIUMS
   REGISTRANT        COSTS      CLAIMS      C     PREMIUMS  REVENUE    INCOME      YEAR     YEARS     COSTS      EXPENSES    WRITTEN
----------------- ----------- ---------- -------- --------- -------- ---------- ---------  -------  ---------   ----------- --------

2013

Consolidated
property-casualty
entities             $138,497 $1,207,903   $ -    $621,974 $ 748,111 $ 230,373  $ 181,414    $ -    $ 267,587       $ -   $  646,309

------------------------------------------------------------------------------------------------------------------------------------

2012

Consolidated
property-casualty
entities             $167,010 $1,026,489   $ -    $771,089 $ 956,616 $ 279,410  $ 210,977    $ -    $ 311,385       $ -   $  896,808


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

In connection with the audits for the years ended May 31, 2013 and May 31, 2012, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A (T). CONTROLS AND PROCEDURES
------------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by JFG's management, with the participation of JFG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of JFG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of May 31, 2013, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2013, JFG's disclosure controls and procedures were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG's financial condition as of May 31, 2013 and 2012, and the results of its operations and cash flows for the years ended May 31, 2013 and 2012 in conformity with U.S. generally accepted accounting principles (GAAP).

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

JFG management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework issued in 1992. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2013. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

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

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE
---------------------------------------------------------------

The directors and executive officers of the Company, their ages and positions are as follows:

          NAME                  AGE                    POSITION
--------------------------      ---        -------------------------------
     John M. Jacobs              59        President and CEO/CFO, Director
     C. David Thomas             60                    Director
     Mario J. Marra              59                    Director
  Bradley W. Tuckwiller          60                    Director
    Robert J. Kenney             66                 Vice President

JOHN M. JACOBS
--------------

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

MARIO J. MARRA
--------------

Mr. Marra holds a Masters in Business Administration from the University of Findlay and is the production supervisor for the Bridgeport WV facility of a multinational aerospace and building industries company where he has been employed since 1986. Mr. Marra joined the JFG board in June 2009.

BRADLEY W. TUCKWILLER
---------------------

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

ROBERT J. KENNEY
----------------

Mr. Kenney has been Vice President of the Company since 2003. Mr. Kenney joined FSI and Jacobs & Co. in 2000, and is President of First Surety Corporation and Vice President and Assistant Portfolio Manager of Jacobs & Co. Mr. Kenney is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining the Company Mr. Kenney had over 20 years' experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and served as both Manager of Risk Management and Special Projects Manager.

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

                                                                       ALL
   NAMES AND                                     STOCK    OPTION      OTHER
   PRINCIPAL            SALARY       BONUS/      AWARDS    AWARDS   COMPENSATION    TOTAL
    POSITION      YEAR   ($)     COMMISSIONS($)    ($)   ($)(1)(2)  ($) (3)          ($)
----------------- ---- -------- --------------- -------- ---------- ------------ ----------
John M. Jacobs,   2013 $150,000     $      -    $ 56,727  $      -  $    24,675  $  231,402
CEO               2012 $150,000     $ 79,732    $      -  $      -  $    29,952  $  259,684

Robert J.         2013 $ 99,000     $ 16,200    $ 19,787  $      -            -  $  134,987
Kenney, VP        2012 $ 91,000     $ 16,200    $      -  $      -            -  $  107,200

-----------------
(1) On June 30, 2009, the compensation committee of the board of directors awarded 5,000,000 and 2,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share to Mr. Jacobs and Mr. Kenney, respectively, which vest as set forth in the table below. The term of the options is five years and they expire in June 2014.

      Vesting date                  Incentive Stock Option Awards
------------------------- ---------------------- -------------------------
                             John M. Jacobs         Robert J. Kenney
                          ---------------------- -------------------------
June 30, 2009                   2,500,000               1,000,000
June 30, 2010                   2,500,000               1,000,000

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

                                       OPTION AWARDS
             -------------------------------------------------------------------
                              EQUITY
                              NUMBER OF   INCENTIVE PLAN
                NUMBER OF     SECURITIES  AWARDS; NUMBER
               SECURITIES     UNDERLYING  OF SECURITIES
               UNDERLYING    UNEXERCISED    UNDERLYING
               UNEXERCISED   OPTIONS (#)   UNEXERCISED     OPTION       OPTION
               OPTIONS (#)  UNEXERCISABLE    UNEARNED     EXERCISE    EXPIRATION
     NAME      EXERCISABLE                 OPTIONS (#)    PRICE ($)      DATE
------------- ------------- ------------- -------------- ---------- ------------
    John M.     5,000,000         -             -           $.04     06/30/2014
  Jacobs, CEO

   Robert J.
  Kenney, VP    2,000,000         -             -           $.04     06/30/2014

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

The following table sets forth compensation received by non-employee directors for the fiscal year ended May 31, 2013.


          NAME                FEES EARNED OR PAID IN CASH ($)        TOTAL ($)
------------------------- ----------------------------------------- ------------
    Brad Tuckwiller                        $ 850                       $ 850
    C. David Thomas                        $ 850                       $ 850
     Timothy Maddox                        $ 300                       $ 300
    Linda G. Aguilar                       $ 300                       $ 300

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The following tables set forth the beneficial ownership of common stock of the Company as of September 13, 2013 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

-------------------------------------------- ---------------------------------- ----------------- --- ----------------
                                                                                   Amount and
                                                                                   Nature of
                                                    Name and Address of            Beneficial           Percent of
              Title of Class                         Beneficial Owner             Ownership 1             Class 2
-------------------------------------------- ---------------------------------- ----------------- --- ----------------
MORE THAN 5.00% BENEFICIAL OWNERSHIP
------------------------------------
                  Common                              John M. Jacobs               42,775,746     3       12.41%
                                                 300 Summers St. Suite 970
                                                   Charleston, WV 285301

                  Common                           Ungurean, Charles D.            46,673,910             14.02%
                                                   8400 Dunsinane Drive
                                                     Dublin, OH 43017

                  Common                             Fay S. Alexander              33,309,715     4        9.94%
                                                  6318 Timarron Cove Lane
                                                   Burke, VA 22015-4073

DIRECTORS AND NAMED EXECUTIVE OFFICERS
--------------------------------------
                                                      John M. Jacobs               42,775,746     3       12.41%
                  Common                         300 Summers St. Suite 970
                                                   Charleston, WV 285301

                                                     Robert J. Kenney              7,150,000      5        2.13%
                  Common                            809 Sherwood Drive
                                                   Charleston, WV 25314

                                                      Mario J. Marra                989,795       *          *
                  Common                             204 Olive Street
                                                   Bridgeport, WV 26330


                                                      C. David Thomas               917,295       *          *
                  Common                              P. O., Box 5157
                                                   Charleston, WV 25361

                                                   Bradley W. Tuckwiller           5,869,152      6        1.76%
                  Common                               P O Box 1294
                                                    Lewisburg, WV 24901

                                                ALL DIRECTORS AND EXECUTIVE
                  Common                            OFFICERS AS A GROUP            57,701,988             20.25%

* Represents beneficial ownership of less than one percent of the Company's common stock.

1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 13, 2013 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

2) Based on 332,980,027 shares of common stock issued and outstanding as of September 13, 2013.

3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership ("FSLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership ("JFLP") of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,193,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes 5,000,000 in vested options to purchase Company stock exercisable within 60 days of September 13, 2013. Includes the right to convert Series C Preferred Stock holdings to 6,733,340 shares of common stock exercisable within 60 days of September 13, 2013. John M. Jacobs is the CEO and a member of the board of directors for the Registrant.

4) Includes 27,179,207 shares of common stock held in the name of Graphite Investment, LLC ("Graphite") and 2,774,467 shares held in the name of Southall Management Corporation ("Southall") of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of September 13, 2013. Includes 1,214,700 shares held in joint tenancy with spouse, Dan C. Alexander.

5) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lee Anne Kenney. Includes 335,000 shares of common stock held in the Individual Retirement Account ("IRA") of Robert J. Kenney. Includes 510,000 shares of common stock held in the Individual Retirement Account ("IRA") of spouse, Lee Anne Kenney. Includes 2,000,000 in vested options to purchase Company stock exercisable within 60 days of September 13, 2013.

6) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lynn D. Tuckwiller. Includes 1,000,000 in vested options to purchase Company stock exercisable within 60 days of September 13, 2013.

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

During fiscal 2013, advances to the Company from Mr. Jacobs amounted to $1,310,925, which included assumption of company debt in the amount of $319,653, and repayments to Mr. Jacobs amounted to $1,429,190. As of May 31, 2013, the balance due the Company from Mr. Jacobs was $175,312. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2013 was $20,925.

During fiscal 2012, advances to the Company from Mr. Jacobs amounted to $1,124,925, which included assumption of company debt in the amount of $393,519, and repayments to Mr. Jacobs amounted to $1,152,006. As of May 31, 2012, the balance due the Company from Mr. Jacobs was $57,046. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2012 was $18,003.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2013 and 2012 fiscal years.

As of September 13, 2013, $150,000 was owed by the Company to Mr. Jacobs.

DIRECTOR'S INDEPENDENCE

The board of directors ("Board") is comprised of four members, John M. Jacobs, Bradley W. Tuckwiller, Mario J. Marra and C. David Thomas. Mr. John M. Jacobs, who serves as Chief Executive Officer for the Company and Bradley W Tuckwiller, who is owed fees for consulting services, are not independent within the meaning of The Nasdaq Stock Market, Inc. listing standards.

There were no transactions, relationships or arrangements with Mr. Marra or Mr. Thomas that would affect their independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

AUDIT FEES

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-Q, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2013 amounted to $108,479.

Billings for principal accounting fees and services related to the annual audit of financial statements, review of financial statements included in the Company's Forms 10-Q, and services provided by the accountant in connection with statutory and regulatory filings for the year ended May 31, 2012 amounted to $102,080.

AUDIT-RELATED SERVICES

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2013 amounted to $4,702.

Billings for assurance and related services by the principal accountant that are reasonably related to the performance of the annual audit or review of financial statements for the year ended May 31, 2012 amounted to $8,270.

FEES FOR TAX PREPARATION SERVICES

During fiscal 2013, billings for tax preparation services were $8,939. During fiscal 2012, billings for tax preparation services were $8,919.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

(a)(1) The following financial statements are included in response to Item 8 herein:

                                                                     Page
                                                                   ---------
Report of Independent Registered Public Accounting Firm               F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                           F-4
Consolidated Statements of Operations                                 F-5
Consolidated Statements of Comprehensive Loss                         F-6
Consolidated Statements of Cash Flows                                 F-7
Consolidated Statements of Series A Redeemable Preferred Stock
 and Stockholders Equity (Deficit)                                    F-8
Notes to Consolidated Financial Statements                            F-10


(a)(2) The following  financial  statement schedules are included in response to
Item 8 herein:

                                                                     Page
                                                                   ---------
SCHEDULES

Schedule I - Summary of Investments - Other than Investments
 in Related Parties                                                  F-45

Schedule II - Condensed Financial Information of Registrant          F-46

Schedule III - Supplementary Insurance Information                   F-47

Schedule IV - Supplementary Insurance Information - Reinsurance      F-48

Schedule VI - Supplemental Information                               F-49


(b) The following exhibits are filed as a part of this Annual Report.

EXHIBITS
--------

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

4.1 Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (3)
4.2 Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (3)
10.1 Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated August 20, 2008 (11)
10.2 Engagement Agreement between Friedman, Billings, Ramsey & Co., Inc. and Jacobs Financial Group, Inc. dated December 5, 2007 (7) (9)
10.3     Agreement to acquire by merger Reclamation Surety Holding, Inc. (5) (6)
         (10)
21.1     Subsidiaries of the Registrant
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1     Form of Subscription Agreement and Promissory Note (4)
99.2     Form of Amended Subscription Agreement and Promissory Note (8)
99.3 Form of Subscription Agreement and Promissory Note (Second Round) (8) 101.INS XBRL Instance Document (16)
101.SCH  XBRL Taxonomy Extension Schema Document (16)
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (16)
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (16)
101.LAB  XBRL Taxonomy Extension Label Linkbase Document (16)
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (16)
---------
     (1) Incorporated by reference to the Company's Current Report On Form 8-K dated May 29, 2001.
     (2) Incorporated by reference to the Company's Definitive Proxy Statement dated November 7, 2005.
     (3) Incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 2005.
     (4) Incorporated by reference to the Company's Current Report on Form 8-K dated September 10, 2007.
     (5) Incorporated by reference to the Company's Current Report on Form 8-K dated December 14, 2007.
     (6) Incorporated by reference to the Company's Current Report on Form 8-K dated February 8, 2008.
     (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 2008
     (8) Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2008
     (9) Incorporated by reference to the Company's Current Report on Form 8-K dated April 15, 2008
     (10) Incorporated by reference to the Company's Current Report on Form 8-K dated June 24, 2008
     (11) Incorporated by reference to the Company's Current Report on Form 8-K dated August 26, 2008
     (12) Incorporated by reference to the Company's Current Report on Form 8-K dated November 20, 2008
     (13) Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2009
     (14) Incorporated by reference to the Company's Current Report on Form 8-K dated June 16, 2009
     (15) Incorporated by reference to the Company's Current Report on Form 8-K dated July 7, 2009
     (16) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JACOBS FINANCIAL GROUP, INC.

Dated:   January 16, 2015            By: /s/ John M. Jacobs
                                      ------------------------------------------
                                         John M. Jacobs
                                         President and CEO
                                         Director
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   January 16, 2015            By: /s/ John M. Jacobs
                                      ------------------------------------------
                                         John M. Jacobs
                                         President and CEO
                                         Director


Dated:   January 16, 2015            By: /s/ John M. Jacobs
                                      ------------------------------------------
                                         John M. Jacobs
                                         Chief Financial Officer



Dated:   January 16, 2015            By: /s/ Mario J. Marra
                                      ------------------------------------------
                                         Mario J. Marra
                                         Director



Dated:   January 16, 2015            By: /s/ C. David Thomas
                                      ------------------------------------------
                                         C. David Thomas
                                         Director



Dated:   January 16, 2015            By: /s/ Bradley W. Tuckwiller
                                      ------------------------------------------
                                         Bradley W. Tuckwiller
                                         Director