Form 10-K
period 2014-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2017-07-03
CIK 857501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

Commission file number 0-21210

JACOBS FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0922335
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

179 Summers Street, Suite 307, Charleston, WV 25301
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (304) 343-8171

Securities registered under Section 12 (b) of the Exchange Act:

NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK $.0001 PAR VALUE

Indicate by check mark if registrant is a well-known seasoned insurer, as defined in rule 405 of the Securities Act.

Yes [_]	No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]	No [X]

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]	No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_]	No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of November 30, 2013: $1,003,331 (334,443,574 shares at $.003 / share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 360,185,395 shares of common stock as of September 30, 2014.

2

PART I

Item 1. BUSINESS

The predecessor of Jacobs Financial Group, Inc. (the “Registrant”, “JFG” or the “Company”), NELX, Inc., was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1993 the Company changed its name to NELX, Inc. On or about December 29, 2005, NELX was merged with and into its newly-formed wholly-owned subsidiary, JFG, a Delaware corporation. JFG survived the merger as the Registrant. The merger effected a change in the Registrant’s name, a change in the state of incorporation of the Registrant from Kansas to Delaware, and amendments to the Articles of Incorporation and Bylaws of the Registrant. The Company holds four wholly owned subsidiaries, FS Investments, Inc. (“FSI”), Jacobs & Company (“Jacobs & Co.”), First Surety Corporation (“FSC”) and Crystal Mountain Spring Water, Inc. (“CMW”).

FSI, incorporated in 1997 in West Virginia, is a holding company that was organized to develop surety business through the formation or acquisition of subsidiaries engaged in the issuance of surety bonds collateralized by investment accounts that are professionally managed by Jacobs & Co. Through its wholly-owned subsidiary, Triangle Surety Agency, Inc. (“Triangle Surety” or “TSA”), FSI is actively engaged in the placement with insurance companies of surety bonds, with an emphasis on clients engaged in regulated industries.

Jacobs & Co., incorporated in 1988 in West Virginia, is a Registered Investment Advisory firm whose executive offices are located in Charleston, West Virginia. Jacobs & Co. provides fee based investment advisory services to institutions, companies and individuals. In June 2001, the Jacobs & Company Mutual Fund (the “Fund”) was organized as a series of the Advisors Series Trust. On June 27, 2005, the Fund was reorganized as a series of Northern Lights Fund Trust. The Fund’s assets were liquidated in November 2009 and distribution of proceeds to the Fund’s shareholders was made on December 1, 2009.

On December 31, 2005 the Company acquired the former West Virginia Fire and Casualty Company (WVFC), subsequently renamed First Surety Corporation (FSC), from The Celina Mutual Insurance Company (Celina). The acquisition consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines being offered by WVFC were not lines that new ownership intended to pursue. FSC is a West Virginia domiciled property and casualty company with licenses (multi-line) in West Virginia, Indiana and Ohio, targeting primarily coal and oil & gas industry surety markets in the Eastern United States. In 2006, the Company was licensed for the surety line of business in West Virginia. In 2008, the Company’s license for surety was expanded to include Ohio.

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

Through its wholly-owned subsidiary, CMW, the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $180 per month with automatic options to extend the leasehold through October 2026. CMW has the right to cancel the lease upon sixty (60) days written notice at any time. The property is presently not being actively explored or developed. During the 2002 fiscal year, management evaluated the lease and determined the development was not currently feasible. Accordingly, the Company recorded an impairment of $116,661 to its investment in the lease. Opportunities will continue to be explored as they arise with respect to the development or sale of the leasehold interest. The stock of CMW has been pledged to a group of lenders as collateral (See Item 7 “Bridge-financing, Commitments and Material Agreements”).

Item 3.	LEGAL PROCEEDINGS

In May 2015, an investor and lender to the Company brought action seeking payment of a Promissory Note.  The Company does not deny the claim and the matter has been continued while the Company negotiates terms with the lender. The principal and interest related to this claim are fully accrued in the financials of the Company.

In December 2015, a lessor to the Company brought action seeking payment of defaulted lease payments and termination of lease.  The matter was reduced to a judgement lien and will be paid from operations with no material effect on the Company. The lease payments are fully accrued in the financials of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Since the last annual meeting in December 2005, two new members were appointed to the Company’s board of directors in July 2009, Mario J. Marra and Bradley W. Tuckwiller. A third new member, Eric D. Ridenour, was appointed in December 2009. Mr. Ridenour resigned April 2014 to pursue other interests. The appointed directors will serve until the next called meeting of shareholders.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded in the over-the-counter market under the symbol JFGI (OTC Bulletin Board Symbol). The table below sets forth the high and low price information for the Company’s common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
Fiscal Year Ended May 31, 2014

4th Quarter	.007	.001
3rd Quarter	.005	.003
2nd Quarter	.014	.003
1st Quarter	.017	.007

Fiscal Year Ended May 31, 2013

4th Quarter	.012	.005
3rd Quarter	.006	.004
2nd Quarter	.025	.004
1st Quarter	.052	.003

As of May 31, 2014, there were approximately 900 holders of record of the Company’s common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

As of May 31, 2014, shares of the Company’s common stock authorized for issuance under the Registrant’s 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

Equity Compensation Plan Information

Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance

9,800,000	.0400	2,600,000

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

In the year ended May 31, 2014, 691,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short term borrowings. 18,947,193 common shares were issued to the Bridge lenders. 10,995,548 common shares were issued in connection with the additional 2% stock quarterly dividend associated with Series A and B Preferred shares that have requested to be redeemed upon maturity. Subsequent to May 31, 2014, 300,356 common shares have been issued in private placements to various individuals pursuant to short term borrowings, 10,221,845 shares were issued to Bridge lenders, and 5,298,804 common shares were issued in connection with the additional 2% stock quarterly dividend associated with Series A and B Preferred shares that have requested to be redeemed.

The Registrant’s Common Shares are issued under the restrictions of Rule 144 and bear a legend to the effect that such securities are not registered under the Securities Act pursuant to an exemption from such registration.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2014, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, securing potential strategic relationships that will accelerate the progression of the Company’s business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation (FSC), to facilitate entry into other state markets.

Results of Operations and Financial Condition as of and for the Year Ended May 31, 2014

Results of Operations

Total revenues decreased from $1,345,000 in fiscal 2013 to $1,270,000 in fiscal 2014, while total operating expenses decreased from $1,790,000 in fiscal 2013 to $1,702,000 in fiscal 2014. This resulted in a net loss from operations of $432,000 in 2014 as compared with a net loss from operations of $445,000 in fiscal 2013.

The decrease in revenues is largely attributable to realized losses of $45,000 in 2014 compared to realized gains of $43,000 in 2013 on the sale of investments. In addition, investment advisory fees declined due to the decrease in the amount of assets in portfolios under management. The decrease in expenses is mainly attributable to decreased commissions, payroll and related payroll expenses in 2014.

Interest expense decreased from $1,073,000 in fiscal 2013 to $944,000 in fiscal 2014, as a result of the rise in market value of the common stock used to calculate the price of shares to be issued for the semi-annual bridge loan issuance in September 2012, compared to the lower price of market value throughout the rest of the time period covered, as well as the decrease in shares issued as incentive for lending in the year ended 2014.

In the years ending May 31, 2014 the Company removed certain amounts payable in the aggregate amount of $54,865 for Mutual Funds costs that were expired. This removal was recorded as other income.

Capital Resources and Financial Condition

Mandatorily Redeemable Preferred Stock

In conjunction with the acquisition of FSC at December 31, 2005, a restructuring of the Company’s financing was accomplished through the private placement of 350 shares of Series A Preferred stock and 3,980 shares of Series B Preferred stock, each accompanied by warrants to acquire common stock of the Company in exchange for cash totaling $3,335,000. Of the total funds received, $2,860,000 was used in the acquisition and funding of the insurance subsidiary, with the remaining funds used to pay expenses attributable to the acquisition and the funding of on-going operations. Additionally, approximately $3,668,000 of indebtedness of the Company was converted into preferred stock and warrants reducing the Company’s borrowings under short-term financing arrangements to approximately $167,000 as of December 30, 2005.

The Series A designation was designed for issuance to principals desiring surety bonds under FSC’s partially collateralized bonding programs. As designed, proceeds from the sale of Series A preferred stock is down-streamed to FSC to increase its capital and insurance capacity, although to the extent that proceeds from the sale of Series B preferred shares was used in the initial acquisition and funding of FSC, the Company was allowed to use such proceeds to redeem Series B preferred stock (Company option to redeem) or for funding of on-going operations. Effective June 1, 2007, the Company agreed to the requirement of the West Virginia Insurance Department to downstream all future proceeds from sales of Series A preferred stock in order to increase capital and reserves of the insurance subsidiary to more substantial levels.

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

The Company’s outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2014, the Company has received requests for redemption of 343 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2014, is $473,410.

Under the terms of the Series A Preferred Stock, upon receipt of such a request, the Company’s Board was required to make a good faith determination regarding (A) whether the funds of the Company legally available for redemption of shares of Series A Stock are sufficient to redeem the total number of shares of Series A Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance

Subsidiary to redeem the maximum possible number of shares of Series A Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series A Stock to be redeemed shall be increased by 2% of the Series A Face Amount, with the amount of such increase (i.e., 2% of the Series A Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series A Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series A Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series A Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject to redemption shall be paid on a pari passu basis with the Redemption Price of the Series A Stock subject to redemption in accordance herewith. Until the Redemption Price for each share of Series A Stock elected to be redeemed shall have been paid in full, such share of Series A Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

On April 4, 2013, the Company’s Board of Directors determined based on the criteria established under the terms of the Preferred Stocks that there were insufficient funds available for the redemption of Preferred Stocks.

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

The Company’s outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of May 31, 2014, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate redemption amount to which the holders are entitled as of June 30, 2014, is $4,351,502.

Under the terms of the Series B Preferred Stock, receipt of a redemption request required the Company’s Board to make a good faith determination regarding (A) whether the funds of the Company legally available for redemption of shares of Series B Stock are sufficient to redeem the total number of shares of Series B Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series B Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series B Stock to be redeemed shall be increased by 2% of the Series B Face Amount, with the amount of such increase (i.e., 2% of the Series B Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series B Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series B Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject to redemption shall be paid on a pari passu basis with the Redemption Price of the Series B Stock subject of redemption in accordance herewith. Until the Redemption Price for each share of Series B Stock elected to be redeemed shall have been paid in full, such share of Series B Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

On March 8, 2011, the Company’s Board of Directors determined, based on the criteria established under the terms of the Series B Preferred Stock, that there were insufficient funds available for the redemption of Series B Preferred Stock.

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

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,925,523 in fiscal 2014 as compared to $2,031,471 in fiscal 2013.

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

Unlike the Series B Preferred Shares with their fixed maturity date, the Series C Preferred Shares are permanent equity, with accruing dividends only increasing the preference amount that must be satisfied before junior securities may participate in dividends or on liquidation. Accordingly, the effect of the accrual of dividends with respect to the Series C Preferred Shares on the Company’s balance sheet is to increase the aggregate claim by the Series C Preferred Shares on the equity of the corporation and to increase the deficit in common equity, while having no effect on the net equity of the corporation as a whole. The entitlement of the Series C Preferred Shares to a priority in relation to junior securities with respect to dividends and on liquidation does not create an obligation by the Company and therefore no liability is recorded until the dividends are declared by the Board of the Company. The Series C Preferred Shares are pari passu with the Series A Preferred Shares and Series B Preferred Shares and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Preferred Shares while dividends are in arrears.

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders’ equity and a credit to the equity of equity preferred stock of $990,788 in fiscal 2014 as compared to $915,335 in fiscal 2013.

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

The Series A Preferred designation is entitled to receive cumulative dividends at the rate of 4.00% per annum and the Series B Preferred and Series C Preferred designations are entitled to receive cumulative dividends at the rate of 8.00% per annum, with the Series A, B and C Preferred designations having equal ranking and preference as to dividends, liquidation rights and priority to the Company’s common stockholders. The accrued (but undeclared) dividends associated with the Series C Preferred exchange amounted to $2,295,624 and are included in the total amount exchanged for Series C Preferred Shares.

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

Beginning in fiscal 2008 and completed during the first quarter of fiscal 2009, the Company obtained two rounds of bridge financing totaling an aggregate of $3,500,000. The purpose of the financing was to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing and, in addition, to increase the capital surplus of FSC to make possible the reactivation of FSC’s surety license in the state of Ohio. The terms of the bridge-financing arrangement provide for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013; and because such a qualified equity offering was not consummated by September 10, 2008, accrued interest-to-date was payable, and quarterly installments of principal and interest became payable over five years commencing in December 2008. The interest rates on such notes were fixed at 10.00%. Payments due December 2008 and March 2009 were not made by the Company as scheduled, but a forbearance agreement was subsequently entered into with the bridge lenders on June 5, 2009, modifying payment terms to cure the default (including increasing the interest rate on the loans to 17%), issuing additional common stock to the loan holders, and pledging the stock of the Company’s subsidiary, CMW, as security for repayment of the loans. The modification required the Company to pay interest of $224,515 on June 10, 2009 and increase the quarterly payments by $67,185 (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. Although the Company has failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters, management has remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans. As of September 30, 2014, none of the bridge lenders had elected to pursue legal remedies.

Certain equity inducements in the form of common stock of the Company were provided under the terms of the bridge loan documents. Upon issuance of the bridge notes, an aggregate of 7% of the outstanding common stock of the Company was issued to the bridge lenders. Upon retirement of the notes upon consummation of a qualified equity offering, the Company will issue to the bridge lenders a percentage of the outstanding common stock of the Company which, when added to the stock initially issued, may equal as much as 28% of the common stock of the Company that would otherwise have been retained by the holders of the Company’s common shares immediately prior to the financing. Finally, because a qualified financing was not completed by September 10, 2008, the Company was required to issue to the bridge lenders under the terms of the loan documents a total of 2.8% of the Company’s outstanding common shares at such date. An additional 2.8% of the Company’s outstanding common shares are required to be issued upon each six-month anniversary date thereof until retirement of the notes.

In anticipation of a proposed financing and as a condition thereof, the Company and each of the bridge lenders entered into a Loan Modification Agreement dated February 25, 2012 which provided for modification of the Promissory Notes, including an extension of the term of the Promissory Notes, and Subscription Agreements in exchange for a partial cash payment to each bridge lender. As of September 30, 2014, the proposed financing has not closed, and the Company has been unable to remit the partial payment. On August 10, 2012, the Company entered into an agreement with the bridge lenders, pursuant to which the bridge lenders formally agreed to forbear from exercising their rights and remedies arising from the accumulated acknowledged events of default with respect to the bridge loans until such date. As consideration for this forbearance, the Company entered into an Amended and Restated General Hypothecation and Pledge Agreement dated August 9, 2012 (the “August 2012 Pledge”), but effective September 23, 2011, granting to the bridge lenders as security for the repayment of the loans a lien and security interest in all of the Company’s shares of capital stock of First Surety Corporation. Under the August 2012 Pledge, the bridge lenders acknowledge that the effectiveness of certain of the rights and remedies provided by such agreement may be subject to prior approval by the Office of the Commissioner of Insurance for the State of West Virginia. As of September 30, 2014, none of the bridge lenders has elected to pursue legal remedies under the Promissory Notes or the August 2012 Pledge.

Restrictions on Use of Assets

Regulatory approval for the acquisition of FSC by JFG was provided by a Consent Order issued December 23, 2005 by the Commissioner of Insurance of the State of West Virginia and imposed several conditions for the operation of FSC, including the condition that no dividends or monies were to be paid to JFG without regulatory approval. This consent order was terminated on March 26, 2012 and dividends in the amounts of $198,000 and $590,000 were paid during the years ended May 31, 2014 and May 31, 2013, respectively. For further information, see Notes C and O to the Consolidated Financial Statements.

Accordingly, the payment of ordinary dividends is no longer restricted but cash, marketable investments, and other receivables held by FSC are restricted from the Company’s use to fund operations or meet cash needs outside of the insurance company’s domain. As of May 31, 2014, such assets amounted to approximately $9.60 million.

Under the West Virginia insurance code, ordinary dividends to stockholders are allowed to be paid only from that part of FSC’s available surplus funds which is comprised of realized net profits from the business and whereby all such dividends or distributions made within the preceding twelve months do not exceed 1) the lesser of 10% of FSC’s surplus as regards to policyholders as of December 31st of the preceding year-end or 2) net income from FSC’s operations from the previous two calendar years, not including capital gains. Any payment of extraordinary dividends requires prior approval from the WV state insurance commissioner.

Critical Accounting Policies and Estimates

Investments

Management believes the Company has the ability to hold all fixed income securities to maturity. However, the Company determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company classifies all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders’ equity as a separate component of accumulated other comprehensive income.

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

Reinsurance

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Effective April 1, 2009, FSC entered into a reinsurance agreement with Lloyd’s of London for its coal reclamation surety bonding programs. This agreement has provided additional bonding capacity to FSC and has enabled FSC to write more bonds and of greater size for its coal reclamation bonding clients. Management expects this reinsurance arrangement to continue FSC’s expansion of market share and to result in increased cash flow for each of the Company’s operating subsidiaries.

Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies but these reinsurance contracts do not relieve the Company from its obligations to policyholders. Ceded premiums, at a rate of 35% of written premium with a minimum of $490,000, are recognized as reductions in revenue ratably over the term of the related policies. Ceded unearned premiums represent the portion of ceded premiums written applicable to the unexpired terms of policies in force determined on a pro rata basis.

Under the terms of its reinsurance treaty, the Company is entitled to a No Claims Bonus from the reinsurers for each contract year in which no claims are received. The bonus is 20% of the contract year reinsurance premium. No claims had been made since the inception of the treaty until February 2014 when a performance bond claim of approximately $83,000 was paid during the year ended May 31, 2014. Prior to 2014, FSC has experienced no claims for losses since its acquisition.

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

Reserve for Losses and Loss Expenses

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using information derived from Company experience in addition to management’s estimate of expected future claims on those policies in force. Management’s estimate considers relevant industry information but is largely dependent upon management’s experience and judgment since prior Company experience and industry data available are extremely limited. By letter dated February 5, 2014, a performance bond obligee notified FSC of a claim under the bond relating to a non-performance by the principal. FSC investigated and agreed with the principal to enter into a settlement of the claim with the obligee. The total claim of approximately eighty-three thousand dollars was paid by FSC during the year ended May 31, 2014. Prior to 2014, FSC had experienced no claims for losses since its acquisition.

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

Miscellaneous fixed-liability limit surety bonds are generally fully collateralized by the principal’s cash investment into a collateral investment account to mitigate FSC’s exposure to loss. Generally the collateral investment account is managed by the Company’s investment advisory subsidiary, Jacobs & Co. Losses can occur should the principal default on the performance required by the bond and the collateral in the investment account experiences deterioration in value.

In establishing its reserves for losses and loss adjustment expense, management continually reviews its exposure to loss based on reports provided in conjunction with the periodic monitoring and inspections performed along with industry averages and historical experience. Management has estimated such losses based on management’s experience, adjusted for factors that are unique to the Company’s approach, and in consultation with its consulting actuary experienced in the surety field. As a result of the limited Company and industry data and experience there is a significant risk that amounts reserved for future expected losses and loss adjustment expenses could vary from those amounts reserved and the variance could be material. Adjustments to reserves are reflected in earnings in the period of determination.

Liquidity and Going Concern

The Company experienced operating income (loss) from operations of approximately ($432,000) and ($445,000) for the years ended May 31, 2014 and 2013, respectively. The Company’s income (or loss) decreases (or increases) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, to losses of approximately ($1,926,000) and ($2,031,000) for the years ended May 31, 2014 and 2013. The Company has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock dividend obligation or cure its defaults in certain quarterly payments due its bridge-financing lenders. Due to this inability to pay professional fees, the financial audits and subsequent required filings for the fiscal years ended May 31, 2014, 2015, and 2016 were not completed or filed in a timely manner. A substantial portion of the Company’s cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions and regulatory restrictions including the ability to pay dividends to its parent. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

During calendar years 2016 and 2017, the Company generated enough cash flows to secure the services of independent auditors and all filings that are past due are to be expedited and filed during 2017.

Expansion of FSC’s business to other states is a key component to fully implementing the Company’s business plan. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC’s insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC’s status as a recent entry into this market and the financial condition of the Company. This is the case notwithstanding the reinsurance agreement by FSC with Lloyd’s of London and the resulting increase in bonding capacity. Management believes that if FSC’s capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed. In addition, as an alternative means of addressing access to markets, management is seeking to establish a relationship with any one of several possible sureties that are licensed in those states other than West Virginia and Ohio that comprise significant markets for the bonding programs of FSC and could issue surety bonds that are underwritten and reinsured by FSC. Under such a “fronting” arrangement, the need for additional capital at the level of FSC to facilitate entry to other state markets would become secondary, since the payment of a fronting fee to the insurance company with active licenses would provide access to the state market without formal entry.

Through the sharing of resources (primarily personnel) to minimize operating costs, the Company and its subsidiaries attempt to minimize operating expenses and preserve resources. Although FSC is now cash flow positive, the use of its assets and profits are restricted to its stand-alone operation by regulatory authority. While growth of the FSC business continues to provide additional revenue opportunities to the Company’s other subsidiaries, Jacobs & Company and Triangle Surety, it is anticipated that working capital deficiencies will continue to be met either through the raising of additional capital or borrowings. However, there can be no assurance that additional capital (or debt financing) will be available when and to the extent required or, if available, on terms acceptable to the Company. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Comparison of Results of Operations for Fiscal 2014 With 2013

The Company experienced a loss from operations of approximately ($432,000) in 2014 as compared with loss from operations of ($445,000) in fiscal 2013. The net loss attributable to common stockholders was ($2,916,311) in fiscal 2014 as compared to ($2,946,806) in fiscal 2013.

Revenues

Revenues decreased 6% in fiscal 2014, $1,269,906 as compared with $1,344,655 in fiscal 2013. The decrease is largely attributable to realized losses of ($45,000) in 2014 compared to realized gains of $43,000 in 2013 on the sale of investments.

Revenue from the investment management segment, net of advisory referral fees, declined 14% with fiscal 2014 reporting $153,635 as compared to $178,328 in fiscal 2013, a decrease of $24,693. Net income declined due to decline in investment advisory fees related to the decrease in the amount of assets in portfolios under management. Investment advisory fees are based on the market value of assets under management and some fluctuation will occur due to overall market conditions. Generally such revenues will remain relatively constant from year to year with large fluctuations attributable to the growth or loss of assets under management.

Revenue from the surety insurance segment, consisting of FSC and TSA, decreased 10%, with $1,040,703 in fiscal 2014 as compared with $1,150,621 for the prior year. Revenues attributable to the insurance segment are as follows:

	Year Ended May 31,
	2014	2013

Premiums earned	$782,605	$748,112
Commissions earned	(20,888)	30,898
No Claims Bonus from Reinsurers	98,000	98,000
Net investment income	226,192	230,373
Net realized investment gains	(45,206)	43,238

Total	$1,040,703	$1,150,621

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be more seasonal from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business. The decline in commissions earned in 2014 is due to a write off of commissions receivable from a client that were deemed uncollectible and covered several years of activity. Investment income is expected to remain relatively consistent from period to period, but can fluctuate based on interest rates, market conditions, growth or loss of business, and investment funds expended in the payment of claims.

The decrease in revenues reflected above is mainly attributable to the realized losses of $45,000 in 2014 compared to realized gains of $43,000 in 2013 on the sale of investments as well as the written off commission previously discussed. Gross premium written in fiscal 2014 amounted to $1,230,079 as compared to $1,088,202 in fiscal 2013 and is reflective of an increase in the volume of bonds required by a major customer, as well as overall decrease in new premium written for new and existing clients. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.

FSC’s investment holdings in fiscal 2014 averaged $8.862 million as compared to $7.570 million for fiscal 2013, with investment yields decreasing from 2.75% to 2.65%. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

Expenses

Incurred policy losses represent the provision for loss and loss adjustment expense for “incurred but not reported” (IBNR) losses attributable to surety bonds issued by FSC. Incurred policy losses for fiscal 2014 have been recorded as $161,181 or 21% of earned premium as compared to $181,414 or 24% of earned premium for fiscal 2013. The decrease is due to the reduction as of January 1, 2014 of the IBNR reserve rate from 15% to 12% of earned premium for partially collateralized bonds. IBNR loss estimates have been based on management’s judgment that are unique to the FSC’s underwriting approach. Prior to 2014, FSC had not received any claims for losses on any bonds underwritten since business began in 2006, therefore its actuary has adjusted the percentage of premiums reserved for IBNR due to this historical pattern.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2014, such costs amounted to $260,668 or 33% of earned premium as compared with $267,587 or 36% in fiscal 2013.

General and administrative expenses for fiscal 2014 were $1,272,818 as compared with $1,330,234 for fiscal 2013, representing a decrease of $57,416 and are comprised of the following:

	Year Ended May 31,
	2014	2013	Difference

Salaries and related costs	$613,526	$710,376	$(96,850)
General office expense	101,938	108,257	(6,319)
Legal and other professional fees	109,584	125,672	(16,088)
Audit, accounting and related services	82,163	133,109	(50,946)
Travel, meals and entertainment	48,695	83,483	(34,788)
Other general and administrative	316,912	169,337	147,575

Total general and administrative	$1,272,818	$1,330,234	$(57,416)

Salaries and related costs, net of deferred internal policy acquisition costs, decreased $96,850 and are comprised of the following:

	Year Ended May 31,
	2014	2013	Difference
Salaries and wages	$497,023	$596,103	$(99,080)
Commissions	120,707	32,261	88,446
Payroll taxes	46,173	44,061	2,112
Fringe benefits	112,575	97,629	14,946
Key-man life insurance	58,868	60,355	(1,487)
Deferred policy acquisition costs	(221,820)	(120,033)	(101,787)

Total salaries and related costs	$613,526	$710,376	$(96,850)

The decrease in salaries is due to the issuance of Company stock to its employees as compensation for services rendered in 2013. The increase in commissions is partially attributable to FSC’s commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy, as well as to the timing of payment of commissions based upon collections. The increase in fringe benefits is attributable to increased cost of health insurance for employees.

Legal and professional fees decreased compared to the prior year as well as costs related to travel and meals expense, due to the Company’s above normal efforts and related expenses to expand the Company’s business and penetrate new markets in the prior year. Overall decreases are offset by increases in general corporate services, resulting primarily from increased legal and consulting expenses affecting the insurance subsidiary. Audit, accounting and related services decreased due to inability to obtain sufficient funding to secure the engagement and completion of the audit for the fiscal year ended May 31, 2013 in a timely manner.

Other general and administrative expense increased approximately $147,000 compared to the corresponding 2013 period. This increase is due to the recording of significant penalties for unpaid payroll taxes, as well as a one-time penalty assessed by the WVIC for an improper dividend paid by the subsidiary to the parent.

Interest expense and interest income

Interest expense for fiscal 2014 was $944,180 compared to $1,073,338 in fiscal 2013. Components of interest expense are comprised of the following:

	Year Ended May 31,
	2014	2013	Difference

Interest expense on bridge financing	$595,000	$595,000	$—
Expense of common shares issued or to be issued in connection with bridge financing and other arrangements	161,304	301,333	(140,029)
Interest expense on demand and term notes	170,116	159,924	10,192
Other finance charges	17,760	17,081	679

Total interest expense	$944,180	$1,073,338	$(129,158)

The decrease in the expense of common shares issued (or to be issued) for fiscal year 2014 as compared to fiscal year 2013 was attributable to a lower market value of the common stock, affecting the calculated expense of shares issued for the semi-annual bridge loan issuance in 2014. Interest expense on demand and term notes increased due to increased level of borrowings for the current year. Other finance charges in the current year reflect interest charged on past due accounts payable and Federal and State payroll taxes.

Preferred Stock Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount and accrued but unpaid dividends on preferred stock as follows:

	Year Ended May 31,
	2014	2013
Accrued dividends – mandatorily redeemable preferred stock	$77,811	$74,774
Accrued dividends – equity preferred stock	990,788	915,335

	$1,068,599	$990,109

The Series B class of stock became treated as a liability effective November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the year ended May 31, 2014, dividends of $411,583 associated with the Series B outstanding after that date are deductions from net income and not included in the table above. For the year ended May 31, 2013, dividends of $380,239 associated with the Series B outstanding after November 30, 2009 are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore, these shares of Series A Preferred Shareholders are listed in the liability section of the consolidated balance sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amounts of $60,204 and $57,855, for the years ended May 31, 2014 and 2013, and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Registrant qualifies as a small reporting company as defined by §229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein in response to Item 8:

EKS&H

8181 East Tufts Avenue, Suite 600

Denver, Colorado 80237-2521

P: 303-740-9400

F: 303-740-9009

www.EKSH.com

EKS&H LLLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jacobs Financial Group, Inc.

Charleston, West Virginia

We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. (the “Company”) as of May 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and Series A redeemable preferred stock and stockholders' deficit for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jacobs Financial Group, Inc. as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has insufficient liquidity and capitalization, and has suffered recurring operating losses. These conditions, among others ,raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

EKS&H LLLP

June 30, 2017

Denver, Colorado

Jacobs Financial Group, Inc.
Consolidated Balance Sheets

	May 31, 2014	May 31, 2013
ASSETS

Investments and Cash:

Bonds and mortgaged-back securities available for sale, at fair value	$6,305,106	$5,472,116
(amortized cost - 5/31/14 $6,192,278; 5/31/13 $5,374,252)
Equity investments available for sale, at fair value, net	816,460	454,639
(cost - 5/31/14 $790,368; 5/31/13 $455,708)
Short-term investments ($2,038,614 total held before restrictions)	301,262	1,255,234
Cash ($669,897 total held before restrictions)	341,817	292,226
Restricted cash and short term investments	2,065,432	23,000
Total Investments and Cash	9,830,077	7,497,215

Investment income due and accrued	62,091	41,605
Premiums and other accounts receivable, net of allowance for	228,752	258,698
doubtful accounts of $32,594
Prepaid reinsurance premium	215,616	196,565
Funds deposited with Reinsurers	10,615	90,647
Deferred policy acquisition costs	152,608	138,497
Furniture, automobile, and equipment, net of accumulated depreciation of $120,286 and $113,302, respectively	4,735	11,719
Due from related party	—	175,312
Other assets	92,099	99,187
Intangible assets	150,000	150,000

TOTAL ASSETS	$10,746,593	$8,659,445

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses	$1,286,018	$1,207,903
Reserve for unearned premiums	658,467	621,974
Advanced premium	122,240	117,920
Accrued expenses and professional fees payable	758,900	737,925
Accounts payable	213,834	295,960
Due to related party	154,790	124,409
Term and demand notes payable to related party	—	435,000
Notes payable	5,210,069	4,587,482
Accrued interest payable	3,237,163	2,286,052
Accrued interest payable to related party	—	277,769
Other liabilities	663,680	395,368
Funds held in trust for customers	2,065,432	23,000
Mandatorily redeemable Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,126 shares issued and outstanding at May 31, 2014 and May 31, 2013, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2014 and May 31, 2013, of $1,542,922 and $1,482,718, respectively.	1,542,922	1,482,718
Mandatorily redeemable Series B Preferred Stock, $.0001 par value per share; 3,136 shares authorized; 2,817 shares issued and outstanding at May 31, 2014 and May 31, 2013; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2014 and May 31, 2013, of $5,402,046 and $4,990,463, respectively.	5,402,046	4,990,463
Total Liabilities	21,315,561	17,583,943

Mandatorily redeemable convertible Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,549 shares issued and outstanding at May 31, 2014 and May 31, 2013, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2014 and May 31, 2013, of $1,994,140 and $1,916,330, respectively.	1,994,140	1,916,330
Total Mandatorily Redeemable Convertible Preferred Stock	1,994,140	1,916,330

Commitments and Contingencies (See Notes)

Stockholders' Equity (Deficit)

Series C Preferred Stock, $.0001 par value per share; 10,000 shares authorized; 6,805 shares issued and outstanding at May 31, 2014 and May 31, 2013, respectively; includes $6,205,305 and $5,214,516 accrued Series C dividends, respectively; aggregate liquidation value at May 31, 2014 and May 31, 2013, of $12,236,236 and $11,245,447, respectively.	12,236,236	11,245,447
Common stock, $.0001 par value per share; 490 million shares authorized; 352,741,649 and 322,107,908 shares issued and outstanding at May 31, 2014 and May 31, 2013, respectively	35,274	32,211
Additional paid in capital	4,171,296	4,013,242
Accumulated deficit	(29,144,834)	(26,228,523)
Accumulated other comprehensive income	138,920	96,795
Total Stockholders' Equity (Deficit)	(12,563,108)	(10,840,828)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,746,593	$8,659,445

Jacobs Financial Group, Inc,
Consolidated Statements of Operations

	Year Ended May 31,

	2014	2013

Revenues:

Investment advisory services	$153,635	$178,328
Insurance premiums and commissions	859,717	877,010
Net investment income	226,192	230,373
Net realized investment gains (losses)	(45,206)	43,238
Other income	75,568	15,706
Total Revenues	1,269,906	1,344,655

Operating Expenses:

Provision for policy losses	161,181	181,414
Insurance policy acquisition costs	260,668	267,587
General and administrative	1,272,818	1,330,234
Mutual fund costs	—	—
Depreciation	6,984	10,685
Total Operating Expenses	1,701,651	1,789,920

Income (Loss) from Operations	(431,745)	(445,265)

Gain on debt extinguishment	—	—
Accrued dividends of Series A Mandatorily Redeemable
Preferred Stock	(60,204)	(57,855)
Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock	(411,583)	(380,239)
Interest expense	(944,180)	(1,073,338)

Net Income (Loss)	(1,847,712)	(1,956,697)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(77,811)	(74,774)
Accrued dividends on Series C Preferred Stock equity	(990,788)	(915,335)

Net Income (Loss) Attributable to Common Stockholders	$(2,916,311)	$(2,946,806)

Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding	335,710,079	297,316,429

Jacobs Financial Group, Inc,
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended May 31,

	2014	2013

Net Income (loss)	(1,847,712)	$(1,956,697)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(77,811)	(74,774)
Accrued dividends on Series C Preferred Stock equity	(990,788)	(915,335)

	(1,068,599)	(990,109)

Net (loss) attributable to common stockholders	$(2,916,311)	$(2,946,806)

Other comprehensive income (loss):

Reclassification of investments from Held to Maturity to Avaialble for Sale	—	—

Unrealized gain (loss) of available-for-sale investments arising during period	36,909	(43,844)

Reclassification adjustment for realized loss included in net loss	5,215	(7,736)

Unrealized loss attributable to available-for-sale investments recognized in other comprehensive income (loss)	42,124	(51,580)

Comprehensive (loss) attributable to common stockholders	$(2,874,187)	$(2,998,386)

Jacobs Financial Group, Inc,
Consolidated Statements of Cash Flows

	Year Ended May 31,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,847,712)	$(1,956,697)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) decrease in short-term investments	(783,380)	(263,359)
Unearned premium	21,762	(123,285)
Stock option expense	—	—
Stock issued in connection with financing arrangements	112,027	249,133
Stock issued in connection with dividend arrangements	49,090	33,312
Accrual of Series A preferred stock dividends	60,204	57,855
Accrual of Series B preferred stock dividends and accretion	411,583	380,239
Stock issued in connection with services rendered	—	71,049
Provision for loss reserves	78,115	181,414
Amortization of premium	93,887	90,162
Depreciation	6,984	10,685
Accretion of discount	(8,163)	(23,055)
Realized (gain) loss on sale of securities	45,206	(43,238)
Gain on extinguishment of debt	—	—
Loss on disposal of equipment	—	—
Change in operating assets and liabilities:
Other assets	7,088	(2,817)
Premium and other receivables	29,946	30,765
Investment income due and accrued	(23,309)	4,114
Deferred policy acquisition costs	(14,111)	28,513
Related party accounts payable	20,100	15,100
Accounts payable	(82,126)	123,333
Accrued expenses and other liabilities	3,085,093	981,727

Net cash flows from operating activities	1,262,284	(155,050)

CASH FLOWS FROM INVESTING ACTIVITIES

Short-term loan	—	—
Costs of bonds acquired	(2,049,954)	(1,137,860)
Costs of mortgaged-backed securities acquired	(1,295,427)	(759,207)
Purchase of equity securities	(891,474)	(365,751)
Purchase of securities available for sale	—	—
Redemption of bonds upon call or maturity	—	—
Proceeds from sale of securities available for sale	2,118,596	1,974,793
Repayment of mortgage-backed securities	834,643	868,743
(Purchase)/Collection - accrued interest	2,823	(2,737)
Purchase of furniture and equipment	—	—

Net cash flows used in investing activities	(1,280,793)	577,981

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt	1,040,612	1,310,924
Repayment of related party debt	(855,019)	(1,429,190)
Proceeds from borrowings	314,000	452,500
Repayment of borrowings	(126,413)	(701,018)
Proceeds from issuance of Series B preferred stock	—	—
Redemption of Series B preferred stock	—	—
Proceeds from issuance of common stock	—	—
Proceeds from exercise of common stock warrants	—	—

Net cash flows from (used in) financing activities	373,180	(366,784)

NET INCREASE (DECREASE) IN CASH	354,671	56,147

CASH AT BEGINNING OF PERIOD	$315,226	$259,079

CASH AT END OF PERIOD	$669,897	$315,226

SUPPLEMENTAL DISCLOSURES

Interest paid	$109,534	$134,138
Income taxes paid	—	—

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt	112,027	249,133

Jacobs Financial Group, Inc.
Consolidated Statement of Series A Redeemable Preferred Stock and Stockholders' Equity (Deficit)
For the Year Ended May 31, 2014

			Stockholders' Equity (Deficit)
	Series A
	Mandatorily Redeemable		Common Stock			Series C Preferred			Accumulated
					Additional				Other
	Preferred Stock				Paid-In		Amount	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	and APIC	Deficit	Income (Loss)	Total

Balance, May 31, 2013	1,549	$1,916,330	322,107,908	$32,211	$4,013,242	6,805	$11,245,447	$(26,228,523)	$96,795	$(10,840,828)

Issuance of common stock as compensation for services	—	—	—	—	—	—	—	—	—	—

Issuance of common stock as additional consideration in financing arrangements	—	—	30,633,741	3,063	171,542	—	—	—	—	174,605

Exercise of warrants	—	—	—	—	—	—	—	—	—	—

Accretion of Series A mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—

Accrued dividends of Series A mandatorily redeemable convertible preferred stock	—	77,810	—	—	—	—	—	(77,810)	—	(77,810)

Accrued dividends of Series C equity preferred stock	—	—	—	—	—	—	990,789	(990,789)	—	—

Exchange of Series C Preferred Stock for Series B Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Reclassification of Series A from temporary equity to liabilities	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Accrual of common shares to be issued in connection with financing arrangements	—	—	—	—	(13,488)	—	—	—	—	(13,488)

Common stock option expense	—	—	—	—	—	—	—	—	—	—

Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	42,125	42,125

Net (loss), year ended May 31, 2014	—	—	—	—	—	—	—	(1,847,712)	—	(1,847,712)

Balance, May 31, 2014	1,549	$1,994,140	352,741,649	$35,274	$4,171,296	6,805	$12,236,236	$(29,144,834)	$138,920	$(12,563,108)

Jacobs Financial Group, Inc.
Consolidated Statement of Series A Redeemable Preferred Stock and Stockholders' Equity (Deficit)
For the Year Ended May 31, 2013

			Stockholders' Equity (Deficit)
	Series A
	Mandatorily Redeemable		Common Stock			Series C Preferred			Accumulated
					Additional				Other
	Preferred Stock				Paid-In		Amount	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	and APIC	Deficit	Income (Loss)	Total

Balance, May 31, 2012	1,549	$1,841,555	270,352,831	$27,035	$3,664,923	6,805	$10,330,112	$(23,281,717)	$148,375	$(9,111,272)

Issuance of common stock as compensation for services	—	—	22,650,000	2,265	57,869	—	—	—	—	60,134

Issuance of common stock as additional consideration for financing arrangements	—	—	29,105,077	2,911	260,553	—	—	—	—	263,464

Exercise of warrants	—	—	—	—	—	—	—	—	—	—

Accretion of Series A mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—

Accrued dividends of Series A mandatorily redeemable convertible preferred stock	—	74,775	—	—	—	—	—	(74,775)	—	(74,775)

Accrued dividends of Series C equity preferred stock	—	—	—	—	—	—	915,335	(915,335)	—	—

Exchange of Series C Preferred Stock for Series B Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Reclassification of Series A from temporary equity to liabilities	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Accrual of common shares to be issued in connection with financing arrangements	—	—	—	—	29,897	—	—	—	—	29,897

Common stock option expense	—	—	—	—	—	—	—	—	—	—

Unrealized net loss on available for sale securities	—	—	—	—	—	—	—	—	(51,580)	(51,580)

Net loss, year ended May 31, 2013	—	—	—	—	—	—	—	(1,956,697)	—	(1,956,697)

Balance, May 31, 2013	1,549	$1,916,330	322,107,908	$32,211	$4,013,242	6,805	$11,245,447	$(26,228,524)	$96,795	$(10,840,829)

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of Business

Jacobs Financial Group, Inc. (the “Company” or “JFG”), formerly NELX, Inc., was incorporated in Kansas on March 25, 1983. In 2001, the Company acquired all the outstanding stock of two corporations located in Charleston, West Virginia: Jacobs & Company (“Jacobs”) and FS Investments, Inc. (“FSI”). Jacobs is a registered investment advisory firm that derives its revenue from asset-based investment advisory fees. FSI, through its wholly-owned subsidiary Triangle Surety Agency, Inc. (“Triangle”), is engaged in the business of placing surety bonds with insurance companies for clients engaged in regulated industries, such as the extraction of coal, oil and gas. FSI receives commission income from the placement of these bonds and is licensed in ten states primarily in the eastern United States. On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire & Casualty Company (“WVFCC”), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition of WVFCC consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines of business offered by WVFCC were not insurance lines that the Company intended to pursue. Following the acquisition, the name of WVFCC was changed to First Surety Corporation (“FSC”). FSC receives insurance premium income in connection with the issuance of surety bonds. The Company and its subsidiaries are subject to the business risks inherent in the financial services industry.

Liquidity and Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Presently, the Company has insufficient liquidity and capitalization, and has suffered recurring losses from operations. Losses are expected to continue until the Company develops a more substantial book of business. While improvement is anticipated as the Company’s business plan is implemented, other conditions, such as restrictions on the use of assets (See Note C), and the Company’s significant deficiency in working capital and stockholders’ equity raise substantial doubt about the Company’s ability to continue as a going concern.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Cash and Short Term Investments

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. Included in cash and cash equivalents are restricted amounts held in trust for customers in the form of collateral for the bonding program of FSC.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Debt and equity securities that are bought and held principally for sale in the near future are classified as trading securities and are carried at fair value, with changes in fair value recorded in current operations.

Debt and equity securities that the Company may not have a positive intent to hold until maturity and not classified as trading, are considered to be available for sale and carried at fair value.

Management has determined it may dispose of securities prior to their scheduled maturity due to changes in interest rates, prepayments, tax and credit considerations, liquidity or regulatory capital requirements, or other similar factors. As a result, the Company classifies all of its fixed income securities (bonds) and equity securities as available-for-sale. These securities are reported at fair value, with unrealized gains and losses, net of deferred income taxes, reported in stockholders’ equity as a separate component of accumulated other comprehensive income.

An investment is considered impaired when its fair value is less than its cost or amortized cost, as applicable. When an investment is impaired, a determination is made as to whether the impairment is other than temporary (“OTTI”).

Factors considered in identifying OTTI include: 1) for debt securities, whether the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the security prior to the anticipated recovery in value; 2) the likelihood of the recoverability of principal and interest for debt securities (i.e., whether there is a credit loss) or cost for equity securities; 3) the length of time and extent to which the fair value has been less than amortized cost for debt securities or carrying value for equity securities; and 4) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

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

These transactions expose the Company to potential market risk for which the Company receives a premium up front and the Company realizes the option premium received as income. The market risk relates to the requirement to deliver the underlying security to the purchaser of the call within a definite time at an agreed market price regardless of the then current market price of the security.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

As a result the Company takes the risk that it may be required to sell the security at the strike price, which could be a price less than the then market price. Should the security decline in market price over the holding period of the call option, the Company can lessen or mitigate the risk of loss with a closing transaction for the covered call and sale of the underlying security.

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

Allowance for uncollectible premium and other receivables

The majority of the Company’s fee revenue is generated by services provided to companies and individuals throughout the Eastern United States. Management evaluates the need for a reserve for the amount of these receivables that may be uncollectible, based on historical collection activity adjusted for current conditions. Premium and other receivables are charged-off when deemed uncollectible. Based on this evaluation, management believes that most accounts receivable are collectible, and has established an allowance for estimated uncollectible accounts.

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

Reserve for Losses and Loss Expenses

Losses and loss adjustment expenses represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred. Reserves for unpaid losses and loss adjustment expenses are estimated using industry averages, however, will include individual case-basis valuations in the event if claims are received. These estimates and methods of establishing reserves are continually reviewed and updated.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Stock-based Compensation

The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected volatility and dividend yields, expected stock price, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company.

Income Taxes

The Company currently has net operating loss (“NOL”) carry-forwards that can be utilized to offset future income for federal and state tax purposes. These NOLs represent a significant deferred tax asset. However, the Company has recorded a valuation allowance against this deferred tax asset as it has determined that it is more likely than not that it will not be able to fully utilize the NOLs. Should assumptions regarding the utilization of these NOLs change, the Company may reduce some or all of this valuation allowance, which would result in the recording a deferred income tax benefit.

The Company follows a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. If taxing authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the the Company.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed as of May 31, 2014 or 2013.

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

Reclassifications

Certain amounts in the 2013 Consolidated Financial Statements have been reclassified to be consistent with the presentation in the Consolidated Financial Statements as of May 31, 2014 and for the year then ended. These reclassifications had no impact on previously reported financial position, results of operations or cash flows.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note B – Newly Adopted and Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal years beginning after January 1, 2013 and for interim periods within those fiscal years. The amendments of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued Accounting Standards Update 2013-01 (ASU 2013-01), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments of ASU 2013-01 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those annual periods. The amendments of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (ASU 2014-15). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending May 31, 2017 and interim and annual periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

Note C – Investments

The Company held the following investments, by security type, that were classified as available-for-sale and carried at fair value at May 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	$2,793,365	$45,878	$25,204	$2,814,039
Equity securities	817,452	53,636	22,414	848,674
Derivatives	(27,084)	(5,219)	(89)	(32,214)
Mortgage Backed Securities	3,398,913	97,190	5,036	3,491,067
	$6,982,646	$191,485	$52,565	$7,121,566

The Company held the following investments, by security type, that have been classified as available-for-sale and carried at fair value at May 31, 2013:

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	$1,760,341	$5,293	$36,627	$1,729,007
Equity securities	474,311	52,190	21,979	504,522
Derivatives	(18,603)	(31,442)	(162)	(49,883)
Foreign Obligations	200,750	—	6,913	193,837
Mortgage Backed Securities	3,413,161	145,390	9,279	3,549,272
	$5,829,960	$171,431	$74,636	$5,926,755

There are no securities classified as held to maturity at May 31, 2014 or May 31, 2013.

Invested assets are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain of these invested assets and the level of uncertainty related to changes in the value of these assets, it is possible that changes in risks in the near term may significantly affect the amounts reported in the Consolidated Balance Sheets and Statements of Operations.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

o	Level 1 – Quoted prices for identical instruments in active markets.
o	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
o	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Fair values are provided by the Company’s independent investment custodians that utilize third-party quotation services for the valuation of the fixed-income investment securities and money-market funds held. The Company’s investment custodians are large money-center banks. The Company’s equity investment is valued using quoted market prices.

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.

Jacobs Financial Group, Inc.

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

Assets measured at fair value on a recurring basis are summarized below:

	May 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Fixed income securities at fair value	$—	$6,305,106	$—	$6,305,106
Equity securities at fair value (includes derivatives)	816,460	—	—	816,460
Short-term investments at fair value	2,038,614	—	—	2,038,614
Total Assets	$2,855,074	$6,305,106	$—	$9,160,180

	May 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Fixed income securities at fair value	$—	$5,472,116	$—	$5,472,116
Equity securities at fair value (includes derivatives)	454,639	—	—	454,639
Short-term investments at fair value	1,255,234	—	—	1,255,234
Total Assets	$1,709,873	$5,472,116	$—	$7,181,989

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2014 or at May 31, 2013.

At May 31, 2014, the Company’s insurance subsidiary had securities and short term investment with a fair value of $1,051,556 on deposit with the State insurance department to satisfy regulatory requirements. In connection with regulatory approval of the Company’s acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the state Insurance Commissioner.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Accordingly, investments and cash in the amount of $9,756,694 and $7,495,538 as of May 31, 2014 and 2013, respectively, are restricted to the use of FSC.

At May 31, 2014, the Company’s insurance subsidiary had cash, securities and short term investments held as collateral for their bonding program in the amount of $2,065,432.

Principal repayments on U.S. government agency mortgage-backed securities held by the Company as of May 31, 2014 are estimated as follows:

	Amortized Cost	Fair Market Value
Due in one year or less	$863,666	$887,464
Due after one year through five years	1,277,857	1,323,043
Due after five years through ten years	903,255	925,697
Due after ten years	354,135	354,863
	$3,398,913	$3,491,067

Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

An analysis of net investment income follows:

	2014	2013
Bonds – fixed maturities	$102,480	$85,761
Mortgage-backed securities	97,135	117,696
Equity investments	14,569	15,929
Short-term investments	103	88
Other investment income	50,398	20,175
Total investment income	264,685	239,649
Investment expense	38,493	9,276
Net investment income	$226,192	$230,373

The unrealized appreciation (depreciation) of investments were as follows:

	2014	2013

Bonds-fixed maturities	$58,921	$(58,185)
Mortgage-backed securities	(43,958)	(47,164)
Equity securities	27,161	33,776
Increase (decrease) in unrealized appreciation	$42,124	$(71,573)

Gains and losses are calculated based on sales proceeds received less the cost of the security sold, which is determined by specific identification for each investment. The gross gains and gross losses realized on available-for-sale securities were as follows:

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Gross Proceeds	Gross Realized Gains	Gross Realized Losses
2014
Bonds-fixed maturities	$1,158,222	$—	$(57,091)
Mortgage-backed securities	382,804	533	(9,404)
Equity securities	509,560	21,567	(5,155)
Derivatives (equity securities)	91,403	29,710	(25,366)
Total	$2,141,989	$51,810	$(97,016)
2013
Bonds-fixed maturities	$1,487,611	$22,940	$(7,512)
Mortgage-backed securities	28,581	—	(1,627)
Equity securities	381,580	14,833	(5,054)
Derivatives (equity securities)	72,967	27,695	(8,036)
Total	$1,970,739	$65,468	$(22,229)

The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2014 and May 31, 2013.

	Less than 12 Months		12 Months or More		Total
	Cost (a)	Unrealized Losses	Cost (a)	Unrealized Losses	Fair Value	Unrealized Losses
2014
Equity securities	$278,689	$13,171	$37,209	$9,243	$293,484	$22,414
Bonds- Fixed Maturities	413,440	6,075	759,956	19,129	1,148,191	25,204
Mortgage-backed securities	313,082	1,951	319,102	3,085	627,148	5,036
Total	$1,005,211	$21,197	$1,116,267	$31,457	$2,068,823	$52,654
2013
Equity securities	$71,398	$1,665	$89,751	$20,314	$139,171	$21,979
Bonds- Fixed Maturities	856,467	20,752	836,301	22,788	1,649,229	43,540
Mortgage-backed securities	488,878	5,440	142,854	3,838	622,454	9,278
Total	$1,416,743	$27,857	$1,068,906	$46,940	$2,410,854	$74,797

(a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

As of May 31, 2014, the Company held ten mortgage-backed securities with gross unrealized losses of $5,036, seven of which have been in a continuous loss position for more than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates.

As of May 31, 2014, the Company held nine fixed maturity bonds with gross unrealized losses of $25,204, five of which has been in a continuous loss position for more than 12 months.

As of May 31, 2014, the Company held six equity security investments with gross unrealized losses of $22,414, one of which has been in a continuous loss position for more than 12 months. These securities consist of common stock whose fair value is sensitive to movements in market interest rates.

Note D-Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.

	2014	2013

Balance at beginning of year	$138,497	$167,010
Acquisition costs deferred	274,779	239,074
Amortization charged to operations	(260,668)	(267,587)
Total	$152,608	$138,497

Note E – Other Assets

Included in other assets as of May 31, 2014 and May 31, 2013 are $92,099 and $99,187 of prepaid expenses and deposits. The balance on May 31, 2014 includes an $80,000 deposit for legal fees.

Note F – Intangibles

As the result of the acquisition of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2014 and 2013.

Note G - Reserve for Losses and Loss Expense

Reserves for unpaid losses and loss adjustment expenses are estimated based primarily on management’s judgment as the Company has only incurred one loss since its inception and available industry data is also extremely limited. In the event of the Company receiving a claim it will use individual case basis estimates including all estimated future expenses to settle such claims. As of

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

May 31, 2014, the Company’s insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds while also providing other miscellaneous surety bonds, most of which are partially collateralized by investment accounts that are managed by Jacobs & Company. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is being mined.

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

FSC maintains a reinsurance agreement with various syndicates at Lloyd's of London. The reinsurance agreement is an excess of loss contract that protects FSC against losses up to certain limits over stipulated amounts. Such cash is invested in investment collateral accounts managed by Jacobs utilizing investment strategies consistent with the state code governing investments of an insurance company.

Inspections of mining activity and reclamation work are performed on a regular basis with initial cost estimates being updated periodically. Should the principal default in the obligation to reclaim the property in accordance with the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or would be required to forfeit the face amount of the bond to the agency to which the bond is issued.

Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced only one claim for loss as of May 31, 2014 and thus provisions for losses and loss adjustment expense have been based on management’s experience adjusted for other factors unique to the Company’s approach, and in consultation with actuaries experienced in the surety field.

At May 31, 2014 and May 31, 2013, the reserve for losses and loss expenses consisted of:

	2014	2013

Balance at beginning of year	$1,207,903	$1,026,489
Incurred policy losses-current year	161,181	181,414
Paid policy losses – current year	(83,066)	—
Balance at end of year	$1,286,018	$1,207,903
F-21

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note H – Notes Payable

At May 31, 2014 and 2013, the Company had the following unsecured notes payable to individuals:

	2014	2013

Unsecured demand notes payable to individuals and others; no interest	$7,500	$—
Unsecured demand notes payable to individuals and others; interest rate fixed @ 10% ($75,000 to related party in 2013, no related party in 2014)	1,484,529	1,227,482

Unsecured demand notes payable to individuals and others; interest rate fixed @ 12%	15,000	15,000

Unsecured demand note payable to individuals; interest rate fixed @ 14%;	203,040	185,000

Secured demand note payable to individuals; interest rate fixed @ 10%; secured by accounts receivable for investment advisory fees	—	95,000

Unsecured note(s)payable to individual(s) under bridge- financing arrangements described below ($360,000 to related party in 2013, no related party in 2014)	3,500,000	3,500,000
Total	$5,210,350	$5,022,482

During the year ended May 31, 2014, a board member that held $435,000 in unsecured notes payables from the Company resigned. During the years ended May 31, 2014 and May 31, 2013, the Company incurred approximately $63,000 and $69,000 in related party interest expense to this individual.

All notes payables, with the exception of the $3,500,000 bridge-financing arrangement are on demand terms and therefore current. The terms of the bridge-financing arrangement are detailed in the following paragraphs.

In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that when added to the stock initially

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

issued to the holders of the notes, will equal the note holders’ pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million). This feature was analyzed and determined to be an embedded derivative, but the value was considered to be immaterial, and therefore has not been recorded.

Beginning September 10, 2008, because a qualified financing had not been completed, the Company became required under the terms of the bridge financing to issue 2.80% of the Company's outstanding common shares and shall issue 2.80% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. This feature was analyzed and determined to be an embedded derivative, but the value was considered to be immaterial and therefore has not been recorded for shares remaining to be issued. The following table summarizes the common shares issued to those note holders as a result incurring these penalties.

Date of Issuance	Shares Issued
September 10, 2008	4,870,449
March 10, 2009	5,010,640
September 10, 2009	5,354,642
March 10, 2010	6,005,925
September 10, 2010	6,213,285
March 10, 2011	6,738,900
September 10, 2011	7,043,710
March 10, 2012	7,430,017
September 10, 2012	8,573,594
March 10, 2013	8,947,444
September 10, 2013	9,316,337
March 10, 2014	9,630,856
85,135,799

Pursuant to the terms of the Promissory Notes, the first two of 20 equal quarterly installments of principal and interest payable thereunder were to have been paid on December 10, 2008 and March 10, 2009 (the “Initial Amortization Payments”). As the result of upheavals and dislocations in the capital markets, the Company was unable to either refinance the indebtedness evidenced by the Promissory Notes or make the Initial Amortization Payments to the Holders when due; and an Event of Default (as defined in the Promissory Notes) occurred under the Promissory Notes as a result of the Company’s failure to pay the Initial Amortization Payments within 14 days after same became due and payable.

On June 5, 2009 the Company entered into an agreement with the bridge lenders to forbear from exercising their rights and remedies arising from the Acknowledged Events of Default. The Original forbearance was amended October 13, 2009. As consideration for the forbearance, the Company issued 5,171,993 shares of Common stock, and pledged the stock of an inactive subsidiary of the Company, Crystal Mountain Water (CMW), as security for repayment of the loans. The original repayment schedule called for quarterly payments of $224,515. The

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Holders agreed that under the forbearance the Company may satisfy its obligation by increasing the quarterly payments by $67,185, (to a total of $291,700) for eight consecutive quarters beginning September 10, 2009 to satisfy the arrearage. In addition, the interest rate was increased to 17.00%. Although the Company failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters, management remained in close contact with the bridge lenders, providing reports regarding its efforts to refinance or otherwise repay the bridge loans.

In anticipation of a proposed financing and as a condition thereof, the Company and each of the bridge lenders entered into a Loan Modification Agreement dated February 25, 2012 which provided for modification of the Promissory Notes, including an extension of the term of the Promissory Notes, and Subscription Agreements in exchange for a partial cash payment to each bridge lender. To date, the proposed financing has not closed, and the Company has been unable to remit the partial payment. On August 10, 2012, the Company entered into an agreement with the bridge lenders, pursuant to which the bridge lenders formally agreed to forbear from exercising their rights and remedies arising from the accumulated acknowledged events of default with respect to the bridge loans until such date. As consideration for this forbearance, the Company entered into an Amended and Restated General Hypothecation and Pledge Agreement dated August 9, 2012 (the “August 2012 Pledge”), but effective September 23, 2011, granting to the bridge lenders as security for the repayment of the loans a lien and security interest in all of the Company’s shares of capital stock of First Surety Corporation. Under the August 2012 Pledge, the bridge lenders acknowledge that the effectiveness of certain of the rights and remedies provided by such agreement may be subject to prior approval by the Office of the Commissioner of Insurance for the State of West Virginia. As of May 31, 2014 no payments were made to bridge lenders.

Scheduled maturities are as follows:

2014

Fiscal year 2014-2015 (including demand notes)	$5,210,069

Total	$5,210,069

Note I - Other Liabilities

As of May 31, 2014, the Company had accrued and withheld approximately $560,000 in Federal payroll taxes and approximately $46,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. Subsequent to the year ended May 31, 2014, the Company satisfied its obligation to the IRS in full.

As of May 31, 2014, the Company had accrued and withheld approximately $91,000 in West Virginia payroll withholdings and approximately $32,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities. Subsequent to the year ended May 31, 2014, the Company satisfied its obligation to the State of West Virginia in full.

As of May 31, 2014 the Company held approximately $2,065,000 in collateral for its surety bonding program.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note J - Preferred Stock

Redeemable Preferred Stock

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2014, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000, of which no shares were issued in fiscal 2014 or 2013.

The Company’s outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2014, the Company has received requests for redemption of 343 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of May 31, 2014, is $473,410.

Under the terms of the Series A Preferred Stock, upon receipt of such a request, the Company’s Board was required to make a good faith determination regarding (A) whether the funds of the Company legally available for redemption of shares of Series A Stock are sufficient to redeem the total number of shares of Series A Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series A Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series A Stock to be redeemed shall be increased by 2% of the Series A Face Amount, with the amount of such increase (i.e., 2% of the Series A Face Amount) to be satisfied by distributions on each Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series A Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series A Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series A Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject to redemption shall be paid on a pari passu basis with the Redemption Price of the Series A Stock subject to redemption in accordance herewith. Until the Redemption Price for each share of Series A Stock elected to be redeemed shall have been paid in full, such share of Series A Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

The Company’s Board of Directors determined based on the criteria established under the terms of the Preferred Stocks that there were insufficient funds available for the redemption of Preferred Stocks.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,891 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Series B Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and non-assessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during fiscal 2014.

The Company’s outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock that had not requested exchange to the Company’s Series C Preferred stock became entitled to request that the Company redeem their Series B Shares. As part of the exchange to Series C Preferred Stock in September 2009, the shares that did not exchange were treated as a liability on the balance sheet. As of May 31, 2014, of the 2,817 shares of Series B Preferred that remained outstanding, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of May 31, 2014, is $4,351,502.

Under the terms of the Series B Preferred Stock, upon receipt of such a request, the Company’s Board was required to make a good faith determination regarding (A) whether the funds of the Company legally available for redemption of shares of Series B Stock are sufficient to redeem the total number of shares of Series B Stock to be redeemed on such date and (B) whether the amounts otherwise legally available for redemption would, if used to effect the redemption, not result in an impairment of the operations of the Insurance Subsidiary. If the Board determines that there is a sufficiency of legally available funds to accomplish the redemption and that the use of such funds to affect the redemption will not result in an impairment of the operations of the Insurance Subsidiary, then the redemption shall occur on the Redemption Date. If, however, the Board determines either that there are not sufficient funds legally available to accomplish the redemption or that the use of such funds to effect the redemption will result in an impairment of the operations of the Insurance Subsidiary, then (X) the Company shall notify the holders of shares that would otherwise have been redeemed of such fact and the consequences as provided in this paragraph, (Y) the Company will use those funds which are legally available therefor and which would not result in an impairment of the operations of the Insurance Subsidiary to redeem the maximum possible number of shares of Series B Stock for which Redemption Notices have been received ratably among the holders of such shares to be redeemed based upon their holdings of such shares, and (Z) thereafter, until such shares are redeemed in full, the dividends accruing and payable on such shares of Series B Stock to be redeemed shall be increased by 2% of the Series B Face Amount, with the amount of such increase (i.e., 2% of the Series B Face Amount) to be satisfied by distributions on each

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Dividend Payment Date of shares of Common Stock having a value (determined by reference to the average closing price of such Common Stock over the preceding 20 trading days) equal to the amount of such increase. The shares of Series B Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Company are legally available for the redemption of shares of Series B Stock and such redemption will not result in an impairment of operations of the Insurance Subsidiary, such funds will immediately be used to redeem the balance of the shares of Series B Stock to be redeemed. No dividends or other distributions shall be declared or paid on, nor shall the Company redeem, purchase or acquire any shares of, the Common Stock or any other class or series of Junior Securities or Equal Ranking Preferred of the Company unless the Redemption Price per share of all shares for which Redemption Notices have been given shall have been paid in full, provided that the redemption price of any Equal Ranking Preferred subject to redemption shall be paid on a pari passu basis with the Redemption Price of the Series B Stock subject to redemption in accordance herewith. Until the Redemption Price for each share of Series B Stock elected to be redeemed shall have been paid in full, such share of Series B Stock shall remain outstanding for all purposes and entitle the holder thereof to all the rights and privileges provided herein, and Dividends shall continue to accrue and, if unpaid prior to the date such shares are redeemed, shall be included as part of the Redemption Price.

The Company’s Board of Directors determined based on the criteria established under the terms of the Series B Preferred Stock that there were insufficient funds available for the redemption of Series B Stock.

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,925,523 in fiscal 2014 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $2,031,471 in fiscal 2013.

Equity Preferred Stock

As a means of alleviating obligations associated with the Company's Series B

Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Company’s Certificate of Incorporation provides for two classes of capital stock, known as common stock, $0.0001 par value per share (the “Common Stock”), and preferred stock, $0.0001 par value per share (the “Preferred Stock”). The Company’s Board is authorized by the Certificate of Incorporation to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in such series and to fix the designations, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. The Board deemed it advisable to designate a Series C Preferred Stock and fixed and determined the preferences, rights, qualifications, limitations and restrictions relating to the Series C Preferred Stock as follows:

1.                   Designation.  The shares of such series of Preferred Stock are designated “Series C Preferred Stock” (referred to herein as the “Series C Stock”).  The

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

date on which the first share of Series C Stock is issued shall hereinafter be referred to as the “Original Issue Date”.

2.                   Authorized Number.  The number of shares constituting the Series C Stock is 10,000.

3.                   Ranking.  The Series C Stock ranks, (a) as to dividends and upon Liquidation senior and prior to the Common Stock and all other equity securities to which the Series C ranks prior, with respect to dividends and upon Liquidation (collectively, “Junior Securities”), (b) pari passu with the Corporation’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Stock”), the Corporation’s Series B Stock, and any other series of Preferred Stock subsequently established by the Board with equal ranking (any such other series of Preferred Stock, together with the Series C Stock, the Series B Stock and Series A Stock are collectively referred to as the “Equal Ranking Preferred”) and (c) junior to any other series of Preferred Stock subsequently established by the Board with senior ranking.

4.                   Dividends.

(a)                 Dividend Accrual and Payment.  The holders of the Series C Stock shall be entitled to receive, in preference to the holders of Junior Securities, dividends (“Dividends”) on each outstanding share of Series C Stock at the rate of 8% per annum of the sum of (i) the Series C Face Amount plus (ii) an amount equal to any accrued, but unpaid, dividends on such Series C Stock, including for this purpose the exchanged Series B Amount outstanding with respect to such Series C Stock.  For purposes hereof, the “Series B Amount” means an amount equal to the dividend that would have accrued on such Series C Stock held by such holder from and after the Series B Original Issue Date applicable to such share of Series C Stock, through the Original Issue Date as if such Series C Stock had been issued on such Series B Original Issue Date, less all amounts thereof distributed by the Corporation with respect to such Series C Stock.  Dividends shall be payable quarterly in arrears on each January 1, April 1, July 1 and October 1 following the Original Issue Date, or, if any such date is a Saturday, Sunday or legal holiday, then on the next day which is not a Saturday, Sunday or legal holiday (each a “Dividend Payment Date”), as declared by the Board and, if not paid on the Dividend Payment Date, shall accrue.  Amounts available for payment of Dividends (including for this purpose the Series B Amount) shall be allocated and paid with respect to the shares of Series C Preferred and any other Equal Ranking Preferred, first, among the shares of Equal Ranking Preferred pro rata in accordance with the amounts of dividends accruing with respect to such shares at the current Dividend Payment Date, and, then, any additional amounts available for distribution in accordance with the accrued, but unpaid, dividends (and the Series B Amount then outstanding) at each prior Dividend Payment Date, in reverse chronological order, with respect to all shares of the Equal Ranking Preferred then outstanding in accordance with amounts accrued, but unpaid.  For purposes hereof, the term “Series B Original Issue Date” shall mean, with respect to any share of Series C Stock issued by the Corporation in exchange for a share of Series B Stock, the date on which the Corporation originally issued such share of Series B Stock.

The Recapitalization consisted of the exchange of Series B Shares for a combination of Series C Shares and Common Stock. For each Series B Share, the participating holder received (i) one Series C Share and (ii) 2,000 shares of JFG Common Stock (for no additional consideration).

For the year ended May 31, 2010, 6,805 shares of Series B Stock were surrendered and exchanged for 6,805 shares of Series C Stock.  This exchange amounted to

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

$6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. For the year ending May 31, 2014, 2,817 shares of Series B Stock had not been exchanged.

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders’ equity and a credit to the equity of equity preferred stock of $990,788 in fiscal 2014 as compared with a charge to common stockholders’ equity of $915,335 in fiscal 2013.

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

The Series C Shares issued in the Recapitalization have the same 8.0% per annum compounding dividend preference and carry over from the Series B Shares the same accrued but unpaid dividends. While dividends had never been declared on the Series B shares, they had been accrued, increasing the dividend preference and the redemption price and liquidity preference of such shares and increasing the liability represented thereby based upon the Series B Shares fixed maturity date. The accrued (but undeclared) dividends associated with the Series C exchange amounted to $2,295,624 and are included in the total amount exchanged for Series C Shares. Unlike the Series B Shares with their fixed maturity date, the Series C Shares are permanent equity, with accruing dividends only increasing the preference amount that must be satisfied before junior securities may participate in dividends or on liquidation. Accordingly, the effect of the accrual of dividends with respect to the Series C Shares on the Company’s balance sheet is to increase the aggregate claim of the Series C Shares on the equity of the corporation and to increase the deficit in common equity, while having no effect on the net equity of the corporation as a whole. The entitlement of the Series C Shares to a priority in relation to junior securities with respect to dividends and on liquidation does not create an obligation to the Company and therefore no liability is recorded until the dividends are declared by the Board of the Company. The Series C Shares are pari passu with the Corporation’s Series A Preferred Stock and Series B Shares (to the extent any remain outstanding following the Recapitalization) and no dividends or other distributions will be paid upon Common Shares or any other class of Shares that is junior in priority to the Series C Preferred while dividends are in arrears. In addition, the Series C Shares are convertible into Common Shares of JFG at

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

the option of the holders at a conversion price of $0.10 per Share. The Series C Shares may be redeemed by the Corporation, at its option, when it is in a financial position to do so.

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. The shares of Series B Preferred Shareholders that chose not to convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. Dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $411,583 for the year ended May 31, 2014. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the year ended May 31, 2014.

During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. These shares of Series A Preferred Shareholders are listed in the liability section of the Balance Sheet as of May 31, 2014, in the amount of $1,542,922, which consists of the fully accreted $1,126,000 face value of stock and $416,922 in dividends payable. The dividends associated with these shares of Series A stock for the year ended May 31, 2014, is a deduction from net income in the amount of $60,204. There was no current accretion on these shares of Series A stock.

As of May 31, 2014 the Company has chosen to defer payment of dividends on Series A Preferred Stock with such accrued and unpaid dividends amounting to $862,060 through May 31, 2014. These dividends are included in the amounts reported on the face of the balance sheet for each classification of Series A stock.

As of May 31, 2014 the Company has chosen to defer payment of dividends on Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $2,587,568 and $6,205,305 through May 31, 2014, respectively. These dividend are included in the amounts reported on the face of the balance sheet for each respective classification if stock.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

As of May 31, 2014 there were no warrants outstanding.

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

On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 of incentive stock options to acquire common shares at an exercise price of $.04 per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. The term of the options is five years and expires in June 2014. No options were exercised subsequent to May 31, 2014. As of May 31, 2014, the awarded options had been reduced to 9,800,000 due to changes in employment status.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

The following table summarizes option activity under the Plan for the fiscal year ended May 31, 2014.

	Weighted-Avg. Exercise Price	Number Of Shares Under Option	Weighted-Avg. Remaining Life (Years)	Aggregate Intrinsic Value

Balance at June 1, 2013	$.04000	9,800,000
Options granted	—	—
Options exercised	—	—
Options canceled/expired	—	—
Balance, May 31, 2014	$.04000	9,800,000

Exercisable at May 31, 2014	$.04000	9,800,000	.08	$—
Expected to vest	$—	—	—	$—

There were no options exercised in fiscal 2014 or 2013. All shares were vested as of May 31, 2012.

There is no unrecognized compensation expense related to non-vested awards at May 31, 2014 or May 31, 2013 as all awards are fully vested and the related compensation recognized previously.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free interest rate and the company's dividend yield.

Note M – Income Taxes

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Such differences include the income recognition of a portion of the unearned premium reserve, loss reserve deductibility, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2014, the Company had operating loss carry forwards of approximately $15.7 million. These carry forwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

The Company has fully reserved the $5.3 million tax benefit of the operating loss carry forward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note N – Stockholders’ Equity

In fiscal 2014, the Company issued 691,000 shares of the Company's common stock as additional consideration in connection with new and continued borrowings totaling $666,000. The shares were valued at approximately $.006549 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $4,525.

In fiscal 2014, the Company issued 10,995,548 shares of the Company’s common stock in connection with the additional 2% stock dividend associated with Series A and B Preferred shares that were requested to be redeemed upon maturity (see Note J). The shares were valued at approximately $.004465 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $49,090.

In fiscal 2014, the Company issued 9,316,337 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.009410 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $87,667.

In fiscal 2014, the Company issued 9,630,856 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.003460 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $33,323.

In fiscal 2013, the Company issued 2,527,500 shares of the Company's common stock as additional consideration in connection with new and continued borrowings totaling $2,147,500. The shares were valued at approximately $.005295 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $13,383.

In fiscal 2013, the Company issued 9,056,539 shares of the Company’s common stock in connection with the additional 2% stock dividend associated with Series A and B Preferred shares that were requested to be redeemed upon maturity (see Note J). The shares were valued at approximately $.004883 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $44,227.

In fiscal 2013, the Company issued 8,573,594 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.01874 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $160,669.

In fiscal 2013, the Company issued 8,947,444 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.00505 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $45,185.

In fiscal 2013, the Company awarded 50,000 shares to an individual as compensation for services instrumental to advancing the Company’s business plan. The shares were valued at approximately $.004875 per share based on the average

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction and totaled $244.

On July 9, 2012 the Company issued 22,600,000 shares of the Company’s common stock to employees and other individuals for services rendered. The shares were valued at approximately $.002650 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $59,890.

Note O-Statutory Financial Data (Unaudited)

The Company’s insurance subsidiary files calendar year financial statements prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs and certain assets are non-admitted.

Statutory surplus as of May 31, 2014 and 2013 and net income for the Company’s insurance subsidiary for the calendar year ended December 31, 2013 and 2012 and five-month periods ended May 31, 2014 and 2013 are as follows:

Statutory Surplus	May 31, 2014	$5,905,066
Statutory Surplus	May 31, 2013	$5,804,785

Net Income	Calendar year 2013	$198,375
Net Income	Calendar year 2012	$350,214

Net Income	Five-month period 2014	$36,583
Net Income	Five-month period 2013	$75,003

Statutory surplus exceeds the West Virginia state law minimum capital requirements of $2.0 million.

Under the West Virginia insurance code, ordinary dividends to stockholders are allowed to be paid only from that part of the insurance subsidiary’s (FSC’s) available surplus funds which constitutes realized net profits from the business and whereby all such dividends or distributions made within the preceding twelve months do not exceed the lesser of 10% of FSC’s surplus as regards to policyholders as of December 31st of the preceding year-end or net income from operations from the previous two calendar years, not including capital gains. Any payment of extraordinary dividends requires prior approval from the WV state insurance commissioner.

On March 26, 2012 the Commissioner of the State of West Virginia (WVOIC) terminated in its entirety the Amended Consent Order of June 7, 2007 and terminated the restrictive conditions of the Consent Order issued December 23,

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

2005 which approved acquisition of FSC by the Company. Among other consequences, removal of these restrictions allowed dividends to be declared by and paid from FSC to the Company. Dividends in the amounts of $198,000 and $590,000 were declared and paid for the twelve month periods ending May 31, 2014 and May 31, 2013.

The dividends for 2013 were deemed by the WVOIC to contain $85,140 in extraordinary dividends. As a result of the extraordinary dividends, the insurance subsidiary (FSC) was fined $20,000 and the $85,140 was returned to FSC. The return of dividends was recorded as a capital contribution to FSC.

Note P – Commitments and Contingencies

Lease Commitments

The Company leases certain office equipment with combined monthly payments of approximately $465 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $3,844 each month.

The Company’ inactive subsidiary, Crystal Mountain Spring Water, holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $180 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

Rental expense for these lease commitments totaled approximately $55,070 and $54,880 during fiscal years 2014 and 2013.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2014 are:

Fiscal year 2014-2015	$5,580
Fiscal year 2015-2016	5,580
Fiscal year 2016-2017	5,580
Total	$16,740

During 2013, the Company and one of its surety principals entered into a contractual arrangement whereby the Company would hold collateral for use in paying future claims and expenses and upon the Company’s determination that its liability had been fully extinguished, the company would return the amount of the deposits less any paid claims or expenses. While the Company holds the collateral, the Company will pay 1.35% annual simple interest to the principal. The Company receives any appreciation and earnings in excess of the contractual deposit, less payments, and interest paid to the principal. This deposit and the earning or expenses associated with the deposit are included in the calculation of the Company’s investment income.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note Q – Financial Instruments

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

Other Financial Instruments

The carrying amount of cash, short-term investments, receivables, prepaid expenses, short-term and demand notes payable, accounts payable, accrued expenses and other liabilities approximate fair value because of the immediate or relatively short-term maturity of these financial instruments. Fair value of term notes payable, including notes payable under the bridge-financing arrangement, were deemed to approximate their carrying value based on the Company’s incremental borrowing rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The carrying values and fair values of the Company’s financial instruments at May 31, 2014 and 2013 are as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Bonds available for sale	$6,192,278	$6,305,106	$5,374,252	$5,472,116
Cash and short-term investments	2,708,511	2,708,511	1,570,460	1,570,460
Premiums and other receivables	290,843	290,843	300,303	300,303
Equity securities (including derivatives)	790,368	816,460	455,708	454,639

LIABILITIES
Notes payable	5,220,350	5,220,350	4,847,170	4,847,170
Accounts payable and advance premiums	480,583	480,583	538,289	538,289
Accrued expenses and other liabilities	6,725,175	6,725,175	3,720,114	3,720,114

Note R – Other Risks and Concentrations

Concentration of Credit Risk

As of May 31, 2014 the Company’s investment securities of approximately $9,200,000 are solely comprised of mortgage-backed securities, fixed maturity municipal bonds, equity investments, and money-market mutual funds that invest

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

The Company transacts the majority of its business with three financial institutions, one for commercial banking services and the others for brokerage and custodial services. Periodically, the amount on deposit in financial institutions providing commercial banking services exceeds federally insured limits. Management believes these financial institutions are financially sound. With respect to the financial institutions providing brokerage and custodial services, amounts on deposit are invested in money market funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities.

Management believes that substantially all receivables are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

Concentration in Products, Markets and Customers

The Company’s insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 66% and 56% of the Company’s fiscal 2014 and 2013 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 40% and 37% of the Company’s fiscal 2014 and 2013 revenues, respectively, as follows:

	2014		2013
	Surety Premium	Investment Advisory Fees	Surety Premium	Investment Advisory Fees

Customer group #1	$178,000	$—	$133,000	$—
Customer group #2	134,000	21,000	117,000	40,000
Customer group #3	135,000	3,000	242,000	3,000
Customer group #4	193,000	3,800	138,000	3,700
Total	$640,000	$27,800	$630,000	$46,700

Note S – Segment Reporting

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended
Industry Segment	May 31, 2014	May 31, 2013
Revenues:
Investment advisory	$229,203	$194,034
Surety insurance	1,040,703	1,150,621
Corporate	—	—
Total revenues	$1,269,906	$1,344,655

Operating Income (Loss):
Investment advisory	$123,334	$19,372
Surety insurance	89,953	316,038
Corporate	(2,060,999)	(2,292,107)
Total operating income (loss)	$(1,847,712)	$(1,956,697)

Identifiable Assets:
Investment advisory	$51,108	$51,017
Surety insurance	10,614,303	8,349,897
Corporate	81,182	83,219
Total assets	$10,746,593	$8,484,133

Capital Acquisitions:
Investment advisory	$—	$—
Surety insurance	—	—
Corporate	—	—
Total capital acquisitions	$—	$—

Depreciation Charged to Identifiable Assets:
Investment advisory	$—	$45
Surety insurance	5,182	7,874
Corporate	1,802	2,766
Total Depreciation	$6,984	$10,685

Interest Expense:
Investment advisory	$—	$—
Surety insurance	—	—
Corporate	944,180	1,073,338
Total interest expense	$944,180	$1,073,338

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note T – Related Party Transactions

Borrowing and other transactions of Largest Shareholder and CEO

For the past several years the Company’s operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations together with the loans by Mr. Jacobs to the Company, “back-to-back loans”) with interest rates ranging from 6% to 12%. This amount is unsecured and payable on demand.

To assure that repayments of the various borrowings by the Company that were either guaranteed by Mr. Jacobs or loaned to the Company by Mr. Jacobs via such back-to-back loan arrangements did not result in a deemed loan to Mr. Jacobs, because Mr. Jacobs entered into an Assumption Agreement with the Company. Pursuant to the assumption agreement Mr. Jacobs assumes, and agrees to hold the Company harmless from, principal of specified indebtedness of the Company and to fully offset when necessary what might otherwise be deemed an advance of funds arising out of the Company’s financing activities.

During fiscal 2014, advances to the Company from Mr. Jacobs amounted to $1,040,612, and repayments to Mr. Jacobs amounted to $855,019. As of May 31, 2014, the balance due Mr. Jacobs was $10,281. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2014 was $103,539.

During fiscal 2013, advances to the Company from Mr. Jacobs amounted to $1,310,925, which included assumption of company debt in the amount of $319,653, and repayments to Mr. Jacobs amounted to $1,429,190. As of May 31, 2013, the balance due the Company from Mr. Jacobs was $175,312. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2013 was $20,925.

As of June 30, 2017, $22,500 was owed to Mr. Jacobs by the Company.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 6% and 12% respectively for 2014. The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for 2013.

Other related parties

During the years ended May 31, 2014 and May 31, 2013, a company owned by a board member provided consulting services. This company provided services totaling $62,100 and $62,100 in 2014 and 2013. Amounts owed to this company at year end are treated as related party payables in the amounts $136,775 and $124,409 at May 31, 2014 and 2013 respectively.

During the year ended May 31, 2009, the Company borrowed money from an individual that became a board member during 2010. On March 22, 2013 this individual resigned his duties as a board member. Total amounts owed to this individual at May 31, 2014 consisted of $75,000 in demand notes and $360,000 in bridge financing.

Note U – Reinsurance

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd’s of London (“Reinsurer”) for its coal reclamation surety bonding programs. The agreement has been renewed annually with the Reinsurer, with the most recent renewal effective April 1, 2017. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for a premium rate of 35% subject to a minimum premium of $490,000. Deposits to the reinsurers are made quarterly in arrears in equal amounts of $140,000. At May 31, 2014 and May 31, 2013, the Company had prepaid reinsurance premiums of $215,616 and $196,565 and ceded reinsurance deposited of $62,091 and $41,605.

There were no ceded Loss and Loss Adjustment Expenses for the years ended May 31, 2014 or 2013.

The effects of reinsurance on premium written and earned for fiscal 2014 and 2013 are as follows;

	2014 Written	2014 Earned	2013 Written	2013 Earned
Direct	$1,230,079	$1,193,586	$1,088,202	$1,237,316
Ceded	430,032	410,981	441,893	489,204
Net	$800,047	$782,605	$646,309	$748,112

Note V – Events Subsequent to May 31, 2014

Subsequent to May 31, 2014, the Company obtained various borrowings from individuals and businesses through June 30, 2017 totaling $7,745,030 at rates varying from 10% to 14%, which mature at various dates subsequent to this filing, and made repayments on notes in the amount of $7,233.769. These borrowings, and the renewal of other borrowings, included the issuance of 2,373,856 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $2,420,938 from its principal shareholder and chief executive officer under a pre-approved financing arrangement bearing interest at the rate of 12% and made repayments totaling $2,974,577. After taking into account the net accrued payroll owed, reimbursement of company expenses, and the personal assumption of Company debt that is to be offset against these borrowings, the balance owed to the principal shareholder from the Company is $22,500 at June 30, 2017.

The Company elected to continue to defer payment of quarterly dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock with such accumulated accrued and unpaid dividends amounting to $1,350,832, $4,175,512, and $10,027,907 as of June 30, 2017.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

The Company issued 17,254,853 Common shares representing the additional 2% stock dividend for the quarters ending June 30, 2014 through June 30, 2015 to the holders of Series A and B Preferred shares that had requested to be redeemed upon maturity (see Note J). Subsequent to June 30, 2015, the practice of issuing the 2% dividend was suspended.

On September 10, 2014, in accordance with the Bridge financing agreement, the Company issued in the aggregate 10,221,845 shares of its common stock to the holders of such notes (of which 5,813,936 were issued to a subsidiary of the Company, which became a holder of Bridge loans as discussed in the subsequent note). Subsequent to September 10, 2014, the practice of semi-annually issuing stock to bridge loan holders was suspended.

On July 9, 2014 the Company completed a $4,500,000 financing.  In effect, a subsidiary of Company borrowed the funds at 8.00% interest with principal repayments on a ten year schedule.  Proceeds of the borrowing were applied (i) to purchase from certain of the Company’s note holders 50.7% ($1.775 million face amount) of the outstanding senior promissory notes comprising a $3.5 million financing dating from 2008 (the Bridge financing agreement), together with interest accrued thereon and the associated collateral, which senior promissory notes have been in default,  (ii) to pay in full delinquent tax liabilities owed to the Internal Revenue Service and State of West Virginia, (iii) to pay an outstanding judgment, and (iv) to pay certain other current liabilities. The financing was a product of the Registrant’s ongoing efforts to restructure its balance sheet to position itself to take advantage of business opportunities.

On August 5, 2015 the Company completed a $1,600,000 transaction which resulted in its acquisition of the remaining 49.3% ($1.725 million face amount) of the outstanding senior promissory notes comprising part of a $3.5 million Bridge financing dating from 2008, together with interest accrued thereon. The notes representing the $1.775 million balance of this financing (together with accrued interest) had been acquired by an affiliate in July 2014. The entire issue of senior promissory notes had been in default. Upon closing of the acquisition, the collateral securing the senior promissory notes, 1,000 shares (100%) of FSC and 1,000 shares (100%) of CMW, was released to the Company. The transaction was funded through a sale in a private offering of investment units (Units) that consisted of 5% of the outstanding shares of FSC and 500,000 common shares of the Company per Unit. $1,600,000 was raised through a combination of cash, partial assignments of loans back to the Company that were debt of the Company and loans that are convertible into purchase of Units. The Registrant’s Board of Directors has authorized the sale of up to nine Units, which, if completed, would include forty-five percent (45%) of the outstanding stock of FSC. This initial sale of 2 investment Units resulted in 10% of FSC being sold, and the accompanying issuance of 1,000,000 shares of common stock of the Company.

On September 25, 2016 the Registrant sold 15.00% interest in First Surety Corporation for $1,500,000 through a combination of cash and a Promissory Note secured by assignment of debt payable by the Registrant. The purchase was approved by the West Virginia Office of the Insurance Commissioner in compliance with insurance regulations requiring approval when exceeding 10.00% ownership.  The purchaser is also a Related Party of the Registrant, exceeding 10% common stock ownership. This sale also resulted in the issuance of 1,500,000 shares of common stock of the Company.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

On March 17, 2017 the Registrant sold 5.00% interest in First Surety Corporation for $500,000. This sale also resulted in the issuance of 500,000 shares of common stock of the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2014 and May 31, 2013, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by JFG’s management, with the participation of JFG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of JFG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of May 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time frames specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of May 31, 2014, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG’s Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2014, JFG’s disclosure controls and procedures were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG’s financial condition as of May 31, 2014 and 2013, and the results of its operations and cash flows for the years ended May 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Management of JFG is responsible for establishing and maintaining adequate internal control over financial reporting. JFG’s internal control over financial reporting is a process under the supervision of JFG’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of JFG’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of change in conditions, or the degree of compliance with the policies and procedures may deteriorate.

JFG management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 1992. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2014. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2014. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

Changes are to be considered as additional financial resources and accounting staff become available. Management believes that overall controls over financial reporting are in place, but are not, at this time, sufficient to effectively mitigate this material weakness.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to exemption rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company, their ages and positions are as follows:

Name	Age	Position

John M. Jacobs	60	President and CEO/CFO, Director
C. David Thomas	61	Director
Mario J. Marra	60	Director
Bradley W. Tuckwiller	61	Director
Robert J. Kenney	67	Vice President

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

Mario J. Marra

Mr. Marra holds a Master’s in Business Administration from the University of Findlay and is the production supervisor for the Bridgeport WV facility of a multinational aerospace and building industries company where he has been employed since 1986. Mr. Marra joined the JFG board in June 2009.

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

Robert J. Kenney

Mr. Kenney has been Vice President of the Company since 2003. Mr. Kenney joined FSI and Jacobs & Co. in 2000, and is President of First Surety Corporation and Vice President and Assistant Portfolio Manager of Jacobs & Co. Mr. Kenney is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining the Company Mr. Kenney had over 20 years’ experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and served as both Manager of Risk Management and Special Projects Manager.

There are no family relationships among any of the Company’s directors and executive officers.

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

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics (“Code”) that applies to the Employees, Officers and Directors of Jacobs Financial Group, Inc., Triangle Surety Agency, Inc. and First Surety Corporation on November 13, 2007. Further, the Code contains additional guidelines and standards for the Company’s principal executive officer and senior financial officer. A copy of the Code of Business Conduct and Ethics can be obtained, without charge, upon written request as follows:

Jacobs Financial Group, Inc.

Attn: Compliance Director

179 Summers Street, Suite 307

Charleston, WV 25301

Jacobs & Co., as an investment advisor, has its own compliance policy that was revised and updated in September 2006 and is specifically designed to assure compliance by Jacobs & Co. and its employees with the Investment Advisors Act of 1940 and the rules promulgated thereunder.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2014 and 2013 to the Principal Executive Officer and the most highly compensated executive officers of the Company (the “Named Executive Officers”).

Names and Principal Position	Year	Salary ($)	Bonus/Commissions ($)	Stock Awards ($)	Option Awards ($) (1) (2)	All Other Compensation ($) (3)	Total ($)
John M. Jacobs, CEO	2014 2013	$150,000 $150,000	$ 90,438 $ -	$ - $ 56,727	$ - $ -	$ 29,952 $ 24,675	$ 270,390 $ 231,402
Robert J. Kenney, VP	2014 2013	$ 99,000 $ 99,000	$ 16,200 $ 16,200	$ - $ 19,787	$ - $ -	- -	$ 115,200 $ 134,987

(1)	On June 30, 2009, the compensation committee of the board of directors awarded 5,000,000 and 2,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share to Mr. Jacobs and Mr. Kenney, respectively, which vest as set forth in the table below. The term of the options is five years and they expire in June 2014.

Vesting date	Incentive Stock Option Awards
	John M. Jacobs	Robert J. Kenney
June 30, 2009	2,500,000	1,000,000
June 30, 2010	2,500,000	1,000,000

The amounts shown in this column represent the dollar amount recognized for financial reporting purposes during the fiscal year for the fair value of stock options received by the named individuals, excluding the effects of forfeitures relating to service-based vesting conditions. The assumptions used to compute the fair value are disclosed in “Note L, Stock-Based Compensation” to the audited financial statements included herein under Part II Item 8.

(2)	Other compensation includes insurance premiums paid by the Registrant on behalf of the named executive officer under verbal agreement with the Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and stock awards as of May 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John M. Jacobs, CEO	5,000,000	—	—	$.04	06/30/2014
Robert J. Kenney, VP	2,000,000	—	—	$.04	06/30/2014

Other Executive Compensation Plans

The Company has no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

The Company has no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control.

Director Compensation

Directors of JFG are not compensated for board meetings or other duties as board members.

Non-employee board members of FSC, which include some JFG board members, are compensated at the rate of $150 per meeting.

The following table sets forth compensation received by non-employee directors for the fiscal year ended May 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Brad Tuckwiller	$ 1,500	$ 1,500
C. David Thomas	$ 1,350	$ 1,350
Timothy Maddox	$ 1,200	$ 1,200
Linda G. Aguilar	$ 1,500	$ 1,500

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the beneficial ownership of common stock of the Company as of September 30,2014 by (i) each person known by the Company to own more than 5% of the Company’s common stock, (ii) each of the directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

Authorized		490,000,000
		Amount and Nature of
	Name and Address of	Beneficial Ownership [1]		Percent of
Title of Class	Beneficial Owner			Class [2]
More than 5.00% Beneficial Ownership

Common	John M. Jacobs	37,775,746	[3]	10.30%
	179 Summers St., Suite 307
	Charleston, WV 285301

Common	Ungurean, Charles D.	51,489,338		14.30%
	8400 Dunsinane Drive
	Dublin, OH 43017

Common	Fay S. Alexander	43,268,155	[4]	11.94%
	6318 Timarron Cove Lane
	Burke, VA 22015-4073

Common	Charles L. Stout	67,779,527	[5]	18.82%
	Post Office Box 4609
	Bridgeport, WV 26330

Directors and Named Executive Officers

	John M. Jacobs	37,775,746	[3]	10.30%
Common	300 Summers St. Suite 970
	Charleston, WV 285301

	Robert J. Kenney	5,150,000	[6]	1.43%
Common	809 Sherwood Drive
	Charleston, WV 25314

	Mario J. Marra	989,795	*	*
Common	204 Olive Street
	Bridgeport, WV 26330

	C. David Thomas	917,295	*	*
Common	P. O., Box 5157
	Charleston, WV 25361

	Bradley W. Tuckwiller	4,869,152	[7]	1.35%
Common	P O Box 1294
	Lewisburg, WV 24901

Common	All Directors and Executive Officers as a Group	49,701,988		17.04%

* Represents beneficial ownership of less than one percent of the Company’s common stock.

1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 30, 2014 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
2) Based on 360,185,395 shares of common stock issued and outstanding as of September 30, 2014.
3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership (“FSLP”) of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership (“JFLP”) of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,193,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes the right to convert Series C Preferred Stock holdings to 6,733,340 shares of common stock exercisable within 60 days of September 30, 2014. John M. Jacobs is the CEO and a member of the board of directors for the Registrant.
4) Includes 36,207,534 shares of common stock held in the name of Graphite Investment, LLC (“Graphite”) and 3,704,580 shares held in the name of Southall Management Corporation (“Southall”) of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of September 30,2014 . Includes 1,214,700 shares held in joint tenancy with spouse, Dan C. Alexander.
5) Includes 12,500,000 shares of common stock held in joint tenancy with spouse, Marilyn Stout. Includes 55,279,527 common shares held in the name of Applied Mechanics Corporation of which Mr. Stout is President and 100% shareholder.
6) Includes 75,000 shares of common stock held in joint tenancy with spouse, Lee Anne Kenney. Includes 335,000 shares of common stock held in the Individual Retirement Account (“IRA”) of Robert J. Kenney. Includes 510,000 shares of common stock held in the Individual Retirement Account (“IRA”) of spouse, Lee Anne Kenney.
7) Includes 75,000 shares of common stock held in joint tenancy with Lynn D. Tuckwiller.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the past several years the Company’s operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M. Jacobs. The source of funding for these advances originated with obligations incurred by Mr. Jacobs with third parties (such obligations together with the loans by Mr. Jacobs to the Company, “back-to-back loans”) with interest rates ranging from 6.75% to 12%.

To assure that repayments of the various borrowings by the Company that were either guaranteed by Mr. Jacobs or loaned to the Company by Mr. Jacobs via such back-to-back loan arrangements did not result in a deemed loan to Mr. Jacobs, Mr. Jacobs entered into an Assumption Agreement with the Company, pursuant to which Mr. Jacobs assumes and agrees to hold the Company harmless from principal of specified indebtedness of the Company as and when necessary to fully offset what might otherwise be deemed an advance of funds arising out of the Company’s financing activities.

During fiscal 2013, advances to the Company from Mr. Jacobs amounted to $1,310,925, which included assumption of company debt in the amount of $319,653, and repayments to Mr. Jacobs amounted to $1,429,190. As of May 31, 2013, the balance due the Company from Mr. Jacobs was $175,312. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2013 was $20,925.

During fiscal 2014, advances to the Company from Mr. Jacobs amounted to $1,040,612 and repayments to Mr. Jacobs amounted to $855,019. As of May 31, 2014, the balance due to Mr. Jacobs from the Company was $10,281. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2014 was $103,539.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 12% for both the 2014 and 2013 fiscal years.

As of June 30, 2017, $22,500 was owed to Mr. Jacobs by the Company.

Director’s Independence

The board of directors is comprised of four members, John M. Jacobs, Bradley W. Tuckwiller, Mario J. Marra and C. David Thomas. Mr. John M. Jacobs, who serves as Chief Executive Officer for the Company and Bradley W Tuckwiller, who is owed fees for consulting services, are not independent within the meaning of The Nasdaq Stock Market, Inc. listing standards.

There were no transactions, relationships or arrangements with Mr. Marra or Mr. Thomas that would affect their independence.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm, EKS&H LLLP, billed $75,000 and $106,654 for their audits of our financial statements for the fiscal years ended May 31, 2014 audit 2013, respectively.  The firm did not provide any audit-related, tax or non-audit services for either fiscal 2014 or 2013.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee.  Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders any audit or non-audit services.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in response to Item 8 herein:

(b) The following exhibits are filed as a part of this Annual Report.

Exhibits

2.1	Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., FSI Acquisition Corp. and FS Investments, Inc. (1)
2.2	Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., J&C Acquisition Corp. and Jacobs & Company (1)
2.3	Agreement and Plan of Merger dated as of December 8, 2006 by and among NELX, Inc. and Jacobs Financial Group, Inc. (2)
3.1	Company’s Articles of Incorporation (3)
3.2	Company’s By-laws (3)
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (3)
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (3)
4.1	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (3)
4.2	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group (3)
10.1	Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated August 20, 2008 (11)
10.2	Engagement Agreement between Friedman, Billings, Ramsey & Co., Inc. and Jacobs Financial Group, Inc. dated December 5, 2007 (7) (9)
10.3	Agreement to acquire by merger Reclamation Surety Holding, Inc. (5) (6) (10)
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
34

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Subscription Agreement and Promissory Note (4)
99.2	Form of Amended Subscription Agreement and Promissory Note (8)
99.3	Form of Subscription Agreement and Promissory Note (Second Round) (8)
101.INS	XBRL Instance Document (16)
101.SCH	XBRL Taxonomy Extension Schema Document (16)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (16)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (16)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (16)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (16)
	(1)	Incorporated by reference to the Company’s Current Report On Form 8-K dated May 29, 2001.
	(2)	Incorporated by reference to the Company’s Definitive Proxy Statement dated November 7, 2005.
	(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.
	(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 10, 2007.
	(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2007.
	(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 8, 2008.
	(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 2008
	(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2008
	(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 15, 2008
	(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 24, 2008
	(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 26, 2008
	(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 20, 2008
	(13)	Incorporated by reference to the Company’s Current Report on Form 8-K dated March 23, 2009
	(14)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2009
	(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 7, 2009
	(16)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacobs Financial Group, Inc.

Dated: June 30, 2017: By: /s/ John M. Jacobs

John M. Jacobs

President and CEO

Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 30, 2017: By: ____/s/John M. Jacobs________________________

John M. Jacobs

President and CEO

Director

Dated: June 30, 2017: By: ___/s/ John M. Jacobs________________________

John M. Jacobs

Chief Financial Officer

Dated: June 30, 2017: By: ___/s/ Mario J. Marra_________________________

Mario J. Marra

Director

Dated: June 30, 2017: By: ___/s/ C. David Thomas_________________________

C. David Thomas

Director

Dated: June 30, 2017: By: ___/s/ Bradley W. Tuckwiller_________________________

Bradley W. Tuckwiller

Director

