Form 10-K
period 2015-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2017-07-03
CIK 857501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Yes []	No [X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of November 30, 2014: $ 1,199,473 (363,476,714 shares at $.0033 / share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 379,408,263 shares of common stock as of September 30, 2015.

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

	HIGH	LOW
Fiscal Year Ended May 31, 2015

4th Quarter	.004	.003
3rd Quarter	.005	.003
2nd Quarter	.005	.002
1st Quarter	.020	.003

Fiscal Year Ended May 31, 2014

4th Quarter	.007	.001
3rd Quarter	.005	.003
2nd Quarter	.014	.003
1st Quarter	.017	.007

As of May 31, 2015, there were approximately 900 holders of record of the Company’s common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

As of May 31, 2015, shares of the Company’s common stock authorized for issuance under the Registrant’s 2005 Stock Incentive Plan, that was approved by the stockholders of the Company on December 8, 2005, are as follows:

Equity Compensation Plan Information

Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance

—	—	12,400,000
6

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

In the year ended May 31, 2015, 495,856 common shares were issued as additional consideration to various lenders in private placements pursuant to short term borrowings. 10,221,845 common shares were issued to the Bridge lenders, of which 5,183,936 were issued to a subsidiary (FSC) of the Corporation. 5,298,804 common shares were issued in connection with the additional 2% stock quarterly dividend associated with Series A and B Preferred shares that have requested to be redeemed upon maturity. Subsequent to May 31, 2015, 3,873,300 common shares have been issued in private placements to various individuals pursuant to short term borrowings and 11,956,049 common shares were issued in connection with the additional 2% stock quarterly dividend associated with Series A and B Preferred shares that have requested to be redeemed.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2015, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, securing potential strategic relationships that will accelerate the progression of the Company’s business plan and raising additional capital to increase the capital base of its insurance subsidiary, First Surety Corporation (FSC), to facilitate entry into other state markets.

Results of Operations and Financial Condition as of and for the Year Ended May 31, 2015

Results of Operations

Total revenues increased from $1,270,000 in fiscal 2014 to $1,576,000 in fiscal 2015, while total operating expenses increased from $1,702,000 in fiscal 2014 to $3,080,000 in fiscal 2015. This resulted in a net loss from operations of $1,505,000 in 2015 as compared with a net loss from operations of $432,000 in fiscal 2014.

The increase in revenues is largely attributable to realized losses of $45,000 in 2014 compared to realized gains of $136,000 in 2015 on the sale of investments. Insurance premiums and commissions increased by approximately $163,000 due to an increase in premium written for new and existing customers. In addition, net investment income increased due to increased dividends on equity investments as well as increased interest earned on mortgage backed investments.

The increase in expenses is mainly attributable to strengthening the reserve for incurred but not reported policy losses by approximately $800,000 that was recommended as a result of an examination by the West Virginia Insurance Commissioner. Also, increased legal, professional, and accounting costs in 2015, as well as the increase in insurance policy costs associated with increased insurance premium recorded in 2015. In addition, the Company wrote off accounts receivable of approximately $300,000 as uncollectible during 2015.

Interest expense decreased from $944,000 in fiscal 2014 to $833,000 in fiscal 2015, as a result of the discontinuation of the semi-annual bridge issuance after September 10, 2014 and the deferral of the issuance of stock as part of the 2% dividend on Series A and B Preferred shares that have requested to be redeemed. In addition, there was a decrease in the market value of common stock used to calculate the price of shares issued as incentive for lending in the year ended 2015, despite an increase in the amount of borrowings in 2015 and the interest associated with those borrowings, most of which did not have shares issued as incentive for lending.

In the years ending May 31, 2015 the Company recorded gains on extinguishment of debt in the amount of $1,257,536 on forgiven interest on notes payables as part of the purchase of a majority interest in the bridge loans and the payoff of other notes payables.

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

The Company’s outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2015, the Company has received requests for redemption of 1,020 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2015, is $1,467,701.

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

The Company’s outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of May 31, 2015, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate redemption amount to which the holders are entitled as of June 30, 2015, is $4,710,205.

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

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,669,587 in fiscal 2015 as compared to $1,925,523 in fiscal 2014.

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders’ equity and a credit to the equity of equity preferred stock of $1,072,461 in fiscal 2015 as compared to $990,788 in fiscal 2014.

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

On July 9, 2014 the Company completed a $4,500,000 financing.  In effect, a subsidiary of Registrant borrowed the funds at 8.00% interest with principal repayments on a ten year schedule.  Proceeds of the borrowing were applied (i) to purchase from certain bridge lenders, after waiving interest of approximately $1.6 million, 50.7% ($1.775 million face amount) of the outstanding senior promissory notes comprising a $3.5 million financing dating from 2008, together with the associated collateral, (ii) to pay in full delinquent tax liabilities owed to the Internal Revenue Service and State of West Virginia, (iii) to pay an outstanding judgment, and (iv) to pay certain other current liabilities. FSI therefore became a member of the Bridge Loan and notified the Collateral Agent for the group of its purchase and majority holding. The transaction restored control of FSC to the Company and improved its balance sheet.

Restrictions on Use of Assets

Regulatory approval for the acquisition of FSC by JFG was provided by a Consent Order issued December 23, 2005 by the Commissioner of Insurance of the State of West Virginia and imposed several conditions for the operation of FSC, including the condition that no dividends or monies were to be paid to JFG without regulatory approval. This consent order was terminated on March 26, 2012 and dividends in the amounts of $173,000 and $198,000 were paid during the years ended May 31, 2015 and May 31, 2014, respectively. For further information, see Notes C and O to the Consolidated Financial Statements.

Accordingly, the payment of ordinary dividends is no longer restricted but cash, marketable investments, and other receivables held by FSC are restricted from the Company’s use to fund operations or meet cash needs outside of the insurance company’s domain. As of May 31, 2015, such assets amounted to approximately $10.10 million.

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

Reserve for Losses and Loss Expenses

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using information derived from Company experience in addition to management’s estimate of expected future claims on those policies in force. Management’s estimate considers relevant industry information but is largely dependent upon management’s experience and judgment since prior Company experience and industry data available are extremely limited. In February, 2014, a performance bond obligee notified FSC of a claim under the bond relating to a non-performance by the principal. The total claim of approximately $83,000 was paid during the year ended May 31, 2014. Prior to 2014, FSC had experienced no claims for losses since its acquisition.

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

Liquidity and Going Concern

The Company experienced operating income (loss) from operations of approximately ($1,505,000) and ($432,000) for the years ended May 31, 2015 and 2014, respectively. The Company’s income (or loss) decreases (or increases) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock are taken into account, to losses of approximately ($1,670,000) and ($1,926,000) for the years ended May 31, 2015 and 2014. The Company has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock dividend obligation or cure its defaults in certain quarterly payments due its bridge-financing lenders. Due to this inability to pay professional fees, the financial audits and subsequent required filings for the fiscal years ended May 31, 2014, 2015, and 2016 were not completed or filed in a timely manner. A substantial portion of the Company’s cash flow is generated by its insurance subsidiary and is subject to certain withdrawal restrictions and regulatory restrictions including the ability to pay dividends to its parent. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

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

Comparison of Results of Operations for Fiscal 2015 With 2014

The Company experienced a loss from operations of approximately ($1,505,000) in 2015 as compared with loss from operations of ($432,000) in fiscal 2014. The net loss attributable to common stockholders was ($2,742,048) in fiscal 2015 as compared to ($2,916,311) in fiscal 2014.

Revenues

Revenues increased 24% in fiscal 2015, $1,575,620 as compared with $1,269,906 in fiscal 2014. The increase is largely attributable to sale of investments from realized losses of ($45,000) in 2014 compared to realized gains of $136,000 in 2015, improvement in investment income and the increase in insurance premiums in 2015.

Revenue from the investment management segment, net of advisory referral fees, declined 21% with fiscal 2015 reporting $121,514 as compared to $153,635 in fiscal 2014, a decrease of $32,121. This decline in investment advisory fees related to the decrease in the amount of assets in portfolios under management. Investment advisory fees are based on the market value of assets under management and some fluctuation will occur due to overall market conditions. Generally such revenues will remain relatively constant from year to year with large fluctuations attributable to the growth or loss of assets under management.

Revenue from the surety insurance segment, consisting of FSC and TSA, increased 38%, with $1,434,730 in fiscal 2015 as compared with $1,040,703 for the prior year. Revenues attributable to the insurance segment are as follows:

	Year Ended May 31,
	2015	2014

Premiums earned	$915,920	$782,605
Commissions earned	9,483	(20,888)
No Claims Bonus from Reinsurers	98,000	98,000
Net investment income	274,946	226,192
Net realized investment gains	136,381	(45,206)

Total	$1,434,730	$1,040,703

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

The increase in revenues reflected above is mainly attributable to realized losses of ($45,000) in 2014 compared to realized gains of $136,000 in 2015 on the sale of investments as well as the commissions written off during 2014 as previously discussed. Gross premium written in fiscal 2015 amounted to $1,382,725 as compared to $1,230,079 in fiscal 2014 and is reflective of an increase in the volume of bonds required for new and existing clients. Commission income earned for the placement of bonds with outside insurers has remained relatively stagnant.

FSC’s investment holdings in fiscal 2015 averaged $9.860 million as compared to $8.862 million for fiscal 2014, with investment yields relatively flat, from 2.65% to 2.66%. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield.

During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

Expenses

Incurred policy losses represent the provision for loss and loss adjustment expense for “incurred but not reported” (IBNR) losses attributable to surety bonds issued by FSC. Due to overall concern for the coal industry brought about by substantial pricing competition from natural gas and resultant bankruptcies of publicly traded coal companies, the Company has agreed with its actuary and regulators to increase FSC’s reserves by recording $968,017 as IBNR for fiscal 2015, or 106% of earned premium, as compared to $161,181 or 21% of earned premium for fiscal 2014, strengthening its reserves by a net of approximately $800,000. As of January 1, 2014 of the IBNR reserve rate was reduced from 15% to 12% of earned premium for partially collateralized bonds. IBNR loss estimates have been based on management’s judgment that are unique to the FSC’s underwriting approach. Prior to 2014, FSC had not received any claims for losses on any bonds underwritten since business began in 2006, therefore its actuary has adjusted the percentage of premiums reserved for IBNR due to this historical pattern.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2015, such costs amounted to $298,756 or 33% of earned premium as compared with $260,668 or 33% in fiscal 2014.

General and administrative expenses for fiscal 2015 were $1,809,121 as compared with $1,272,818 for fiscal 2014, representing an increase of $536,303 and are comprised of the following:

	Year Ended May 31,
	2015	2014	Difference

Salaries and related costs	$642,777	$613,526	$29,251
General office expense	114,476	101,938	12,538
Legal and other professional fees	350,665	109,584	241,081
Audit, accounting and related services	169,137	82,163	86,974
Travel, meals and entertainment	82,964	48,695	34,269
Other general and administrative	449,102	316,912	132,190

Total general and administrative	$1,809,121	$1,272,818	$536,303

Salaries and related costs, net of deferred internal policy acquisition costs, decreased $29,251 and are comprised of the following:

	Year Ended May 31,
	2015	2014	Difference
Salaries and wages	$563,023	$497,023	$66,959
Commissions	36,600	120,707	(84,107)
Payroll taxes	44,375	46,173	3,202
Fringe benefits	81,750	112,575	(30,825)
Key-man life insurance	63,088	58,868	4,220
Deferred policy acquisition costs	(152,820)	(221,820)	69,802

Total salaries and related costs	$642,777	$613,526	$29,251

The increase in salaries is due to the hiring of additional employees in 2015. The decrease in commissions is partially attributable to FSC’s commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy, as well as to the timing of payment of commissions based upon collections. The decrease in fringe benefits is attributable to decreased cost of health insurance for employees after changing insurance providers.

Legal and professional fees increased compared to the prior year as well as costs related to travel and meals expense, due to the Company’s above normal efforts and related expenses to expand the Company’s business and penetrate new markets. The Company reclassified an $80,000 deposit from prior years as legal expense for work on a financing arrangement that was not completed. In addition, the Company was subject to a client of the insurance subsidiary for which the Company has filed counterclaims and plans to defend and pursue vigorously. Overall decreases are offset by increases in general corporate services, resulting primarily from increased legal and consulting expenses affecting the insurance subsidiary. Audit, accounting and related services increased due to a change in accounting and audit service provider for FSC as well as for the Company, which resulted in a delay of expenses for most of 2014.

Other general and administrative expense increased approximately $132,000 compared to the corresponding 2014 period. This increase is due to the writing off of approximately $300,000 in accounts receivable as uncollectible, offset somewhat by the recording of significant penalties during 2014 for unpaid payroll taxes and a one-time penalty assessed by the WVIC for an improper dividend paid by the subsidiary to the parent.

Interest expense and interest income

Interest expense for fiscal 2015 was $833,242 compared to $944,180 in fiscal 2014. Components of interest expense are comprised of the following:

	Year Ended May 31,
	2015	2014	Difference

Interest expense on bridge financing	$319,705	$595,000	$(275,295)
Expense of common shares issued or to be issued in connection with bridge financing and other arrangements	29,174	161,304	(132,130)
Interest expense on demand and term notes	426,577	170,116	256,461
Other finance charges	57,786	17,760	40,026

Total interest expense	$833,242	$944,180	$(110,938)

Interest expense decreased from $944,180 in fiscal 2014 to $833,242 in fiscal 2015, attributable to several factors; i) interest expense on bridge financing decreased due to elimination of the portion represented by the Company’s purchase of 50.7% of that debt, ii) discontinuation of the semi-annual bridge issuance after September 10, 2014 and iii) deferral of the issuance of stock as 2% dividend on Series A and B Preferred shares that have requested to be redeemed. Interest expense on demand and term notes increased due to the June 2014 borrowing of $4.5 million at 8.00%. In addition, there was a decrease in the market value of common stock used to calculate the price of shares issued as incentive for lending in the year ended 2015, despite an increase in the amount of borrowings in 2015 and the interest associated with those borrowings, most of which did not have shares issued as incentive for lending.

Preferred Stock Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount and accrued but unpaid dividends on preferred stock as follows:

	Year Ended May 31,
	2015	2014
Accrued dividends – mandatorily redeemable preferred stock	$80,970	$77,811
Accrued dividends – equity preferred stock	1,072,461	990,788

	$1,153,431	$1,068,599

The Series B class of stock became treated as a liability effective November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the year ended May 31, 2015, dividends of $445,510 associated with the Series B outstanding after that date are deductions from net income and not included in the table above. For the year ended May 31, 2014, dividends of $411,583 associated with the Series B outstanding after November 30, 2009 are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore, these shares of Series A Preferred Shareholders are listed in the liability section of the consolidated balance sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amounts of $62,649 and $60,204, for the years ended May 31, 2015 and 2014, and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

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

F: 303-740-9009

www.EKSH.com

EKS&H LLLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jacobs Financial Group, Inc.

Charleston, West Virginia

We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and Series A redeemable preferred stock and stockholders' deficit for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jacobs Financial Group, Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has insufficient liquidity and capitalization, and has suffered recurring operating losses. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

EKS&H LLLP

June 30, 2017

Denver, Colorado

Jacobs Financial Group, Inc.
Consolidated Balance Sheets

	May 31, 2015	May 31, 2014
ASSETS

Investments and Cash:

Bonds and mortgaged-back securities available for sale, at fair value	$7,028,728	$6,305,106
(amortized cost - 5/31/15 $6,983,957; 5/31/14 $6,192,278)
Equity investments available for sale, at fair value, net	755,301	816,460
(cost - 5/31/15 $778,659; 5/31/14 $790,368)
Short-term investments ($1,612,620 total held before restrictions)	—	301,262
Cash ($704,351 total held before restrictions)	197,644	341,817
Restricted cash and short term investments (additional $233,160
restricted in bonds and equiity cost)	2,119,327	2,065,432
Total Investments and Cash	10,101,000	9,830,077

Investment income due and accrued	56,172	62,091
Premiums and other accounts receivable, net of allowance for	426,316	228,752
doubtful accounts of $343,594
Prepaid reinsurance premium	207,413	215,616
Funds deposited with Reinsurers	5,689	10,615
Deferred policy acquisition costs	154,977	152,608
Furniture, automobile, and equipment, net of accumulated depreciation of $111,929 and $120,286, respectively	1,936	4,735
Due from related party	633,039	—
Other assets	14,550	92,099
Intangible assets	150,000	150,000

TOTAL ASSETS	$11,751,092	$10,746,593

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses	$2,254,035	$1,286,018
Reserve for unearned premiums	622,144	658,467
Advanced premium	186,271	122,240
Accrued expenses and professional fees payable	708,961	758,900
Accounts payable	178,252	213,834
Due to related party	172,609	154,790
Term and demand notes payable to related party	75,000	—
Notes payable	7,706,619	5,210,069
Accrued interest payable	2,187,200	3,237,163
Accrued interest payable to related party	1,932	—
Other liabilities	98,372	663,680
Funds held in trust for customers	2,352,487	2,065,432
Mandatorily redeemable Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,126 shares issued and outstanding at May 31, 2015 and May 31, 2014, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2015 and May 31, 2014, of $1,605,571 and $1542,992, respectively.	1,605,571	1,542,922
Mandatorily redeemable Series B Preferred Stock, $.0001 par value per share; 3,136 shares authorized; 2,817 shares issued and outstanding at May 31, 2015 and May 31, 2014; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2015 and May 31, 2014, of $5,847,557 and $5,402,046, respectively.	5,847,557	5,402,046
Total Liabilities	23,997,010	21,315,561

Mandatorily redeemable convertible Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,549 shares issued and outstanding at May 31, 2015 and May 31, 2014, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2015 and May 31, 2014, of $2,075,110 and $1,994,140, respectively.	2,075,110	1,994,140
Total Mandatorily Redeemable Convertible Preferred Stock	2,075,110	1,994,140

Commitments and Contingencies (See Notes)

Stockholders' Equity (Deficit)

Series C Preferred Stock, $.0001 par value per share; 10,000 shares authorized; 6,805 shares issued and outstanding at May 31, 2015 and May 31, 2014, respectively; includes $7,277,766 and $6,205,305 accrued Series C dividends, respectively; aggregate liquidation value at May 31, 2015 and May 31, 2014, of $13,308,697 and $12,236,236, respectively.	13,308,697	12,236,236
Common stock, $.0001 par value per share; 490 million shares authorized; 368,758,154 and 352,741,649 shares issued and outstanding at May 31, 2015 and May 31, 2014, respectively	36,357	35,274
Additional paid in capital	4,199,387	4,171,296
Accumulated deficit	(31,886,882)	(29,144,834)
Accumulated other comprehensive income	21,413	138,920
Total Stockholders' Equity (Deficit)	(14,321,028)	(12,563,108)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,751,092	$10,746,593

Jacobs Financial Group, Inc,
Consolidated Statements of Operations

	Year Ended May 31,

	2015	2014

Revenues:

Investment advisory services	$121,514	$153,635
Insurance premiums and commissions	1,023,403	859,717
Net investment income	274,946	226,192
Net realized investment gains (losses)	136,381	(45,206)
Other income	19,376	75,568
Total Revenues	1,575,620	1,269,906

Operating Expenses:

Provision for policy losses	968,017	161,181
Insurance policy acquisition costs	298,756	260,668
General and administrative	1,809,121	1,272,818
Mutual fund costs	—	—
Depreciation	4,478	6,984
Total Operating Expenses	3,080,372	1,701,651

Income (Loss) from Operations	(1,504,752)	(431,745)

Gain on debt extinguishment	1,257,536	—
Accrued dividends of Series A Mandatorily Redeemable
Preferred Stock	(62,649)	(60,204)
Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock	(445,510)	(411,583)
Interest expense	(833,242)	(944,180)

Net Income (Loss)	(1,588,617)	(1,847,712)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(80,970)	(77,811)
Accrued dividends on Series C Preferred Stock equity	(1,072,461)	(990,788)

Net Income (Loss) Attributable to Common Stockholders	$(2,742,048)	$(2,916,311)

Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding	364,552,677	335,710,079

Jacobs Financial Group, Inc,
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended May 31,

	2015	2014

Net Income (loss)	$(1,588,617)	(1,847,712)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(80,970)	(77,811)
Accrued dividends on Series C Preferred Stock equity	(1,072,461)	(990,788)

	(1,153,431)	(1,068,599)

Net (loss) attributable to common stockholders	$(2,742,048)	$(2,916,311)

Other comprehensive income (loss):

Reclassification of investments from Held to Maturity to Avaialble for Sale	—	—

Unrealized gain (loss) of available-for-sale investments arising during period	(51,473)	36,909

Reclassification adjustment for realized loss included in net loss	(66,034)	5,215

Unrealized loss attributable to available-for-sale investments recognized in other comprehensive income (loss)	(117,507)	42,124

Comprehensive (loss) attributable to common stockholders	$(2,859,555)	$(2,874,187)

Jacobs Financial Group, Inc,
Consolidated Statements of Cash Flows

	Year Ended May 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,588,617)	$(1,847,712)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) decrease in short-term investments	425,994	(783,380)
Unearned premium	35,911	21,762
Stock option expense	—	—
Stock issued in connection with financing arrangements	3,768	112,027
Stock issued in connection with dividend arrangements	25,406	49,090
Accrual of Series A preferred stock dividends	62,649	60,204
Accrual of Series B preferred stock dividends and accretion	445,511	411,583
Stock issued in connection with services rendered	—	—
Provision for loss reserves	968,017	78,115
Amortization of premium	99,685	93,887
Depreciation	4,478	6,984
Accretion of discount	(2,870)	(8,163)
Realized (gain) loss on sale of securities	(136,381)	45,206
Gain on extinguishment of debt	(1,257,536)	—
Loss on disposal of equipment	—	—
Change in operating assets and liabilities:
Other assets	77,549	7,088
Premium and other receivables	(197,564)	29,946
Investment income due and accrued	15,892	(23,309)
Deferred policy acquisition costs	(2,369)	(14,111)
Related party accounts payable	28,100	20,100
Accounts payable	(35,582)	(82,126)
Accrued expenses and other liabilities	(113,761)	3,085,093

Net cash flows from operating activities	(1,141,720)	1,262,284

CASH FLOWS FROM INVESTING ACTIVITIES

Short-term loan	—	—
Costs of bonds acquired	(1,772,826)	(2,049,954)
Costs of mortgaged-backed securities acquired	(1,308,567)	(1,295,427)
Purchase of equity securities	(1,266,618)	(891,474)
Purchase of securities available for sale	—	—
Redemption of bonds upon call or maturity	—	—
Proceeds from sale of securities available for sale	2,834,890	2,118,596
Repayment of mortgage-backed securities	772,717	834,643
(Purchase)/Collection - accrued interest	(9,973)	2,823
Purchase of furniture and equipment	(1,679)	—

Net cash flows used in investing activities	(752,056)	(1,280,793)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt	1,008,718	1,040,612
Repayment of related party debt	(1,652,038)	(855,019)
Proceeds from borrowings	7,118,400	314,000
Repayment of borrowings	(4,546,850)	(126,413)
Proceeds from issuance of Series B preferred stock	—	—
Redemption of Series B preferred stock	—	—
Proceeds from issuance of common stock	—	—
Proceeds from exercise of common stock warrants	—	—

Net cash flows from (used in) financing activities	1,928,230	373,180

NET INCREASE (DECREASE) IN CASH	34,454	354,671

CASH AT BEGINNING OF PERIOD	$669,897	$315,226

CASH AT END OF PERIOD	$704,351	$669,897

SUPPLEMENTAL DISCLOSURES

Interest paid	$290,627	$109,534
Income taxes paid	—	—

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt	3,768	112,027

Jacobs Financial Group, Inc.
Consolidated Statement of Series A Redeemable Preferred Stock and Stockholders' Equity (Deficit)
For the Year Ended May 31, 2015

			Stockholders' Equity (Deficit)
	Series A
	Mandatorily Redeemable		Common Stock			Series C Preferred			Accumulated
					Additional				Other
	Preferred Stock				Paid-In		Amount	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	and APIC	Deficit	Income (Loss)	Total

Balance, May 31, 2014	1,549	$1,994,140	352,741,649	$35,274	$4,171,296	6,805	$12,236,236	$(29,144,834)	$138,920	$(12,563,108)

Issuance of common stock as compensation for services	—	—	—	—	—	—	—	—	—	—

Issuance of common stock as additional consideration in financing arrangements	—	—	10,832,569	1,083	(1,711)	—	—	—	—	(628)

Exercise of warrants	—	—	—	—	—	—	—	—	—	—

Accretion of Series A mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—

Accrued dividends of Series A mandatorily redeemable convertible preferred stock	—	80,970	—	—	—	—	—	(80,970)	—	(80,970)

Accrued dividends of Series C equity preferred stock	—	—	—	—	—	—	1,072,461	(1,072,460)	—	1

Exchange of Series C Preferred Stock for Series B Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Reclassification of Series A from temporary equity to liabilities	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Accrual of common shares to be issued in connection with financing arrangements	—	—	—	—	29,802	—	—	—	—	29,802

Common stock option expense	—	—	—	—	—	—	—	—	—	—

Unrealized (loss) on available for sale securities	—	—	—	—	—	—	—	—	(117,507)	(117,507)

Net (loss), year ended May 31, 2014	—	—	—	—	—	—	—	(1,588,618)	—	(1,588,618)

Balance, May 31, 2015	1,549	$2,075,110	363,574,218	$36,357	$4,199,387	6,805	$13,308,697	$(31,886,882)	$21,413	$(14,321,028)

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

Liquidity and Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Presently, the Company has insufficient liquidity and capitalization, is in default with respect to certain loan and preferred stock agreements, and has suffered recurring losses from operations. Losses are expected to continue until the Company develops a more substantial book of business. While improvement is anticipated as the Company’s business plan is implemented, other conditions, such as restrictions on the use of FSC’s assets (See Note C), and the Company’s significant deficiency in working capital and stockholders’ equity raise substantial doubt about the Company’s ability to continue as a going concern.

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

1998

 Jacobs Financial Group, Inc.

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

Jacobs Financial Group, Inc.

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

Debt and equity securities that are bought and held principally for sale in the near future are classified as trading securities and are carried at fair value, with changes in fair value being recorded in current operations.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

The Company follows a more-likely-than-not measurement methodology to reflect the financial statement impact of uncertain tax positions taken or expected to be taken in a tax return. If taxing authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the Company.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed as of May 31, 2015 or 2014.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (ASU 2014-15). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending May 31, 2017 and interim and annual periods thereafter. We do not expect the adoption of this

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

standard to have a material impact on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest”, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new rules were effective for the Company in the first quarter of 2016. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. The guidance clarifies accounting for debt issuance costs related to line-of-credit arrangements. The standard states that the FASB deems deferring debt issuance costs related to line-of-credit arrangements as an asset and amortizing over the term of the agreement to be appropriate. The adoption of these accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”, an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new rules will be effective for the Company in the first quarter of 2016. The adoption of the new accounting rules will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

Note C – Investments

The Company held the following investments, by security type, that were classified as available-for-sale and carried at fair value at May 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	$3,128,282	$3,234	$43,452	$3,088,064
Equity securities	795,971	18,193	42,123	772,041
Derivatives	(17,312)	(1,146)	(1,718)	(16,740)
Mortgage Backed Securities	3,855,674	91,454	6,465	3,940,663
	$7,762,615	$111,735	$90,322	$7,784,028

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

The Company held the following investments, by security type, that have been classified as available-for-sale and carried at fair value at May 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	$2,793,365	$45,878	$25,204	$2,814,039
Equity securities	817,452	53,636	22,414	848,674
Derivatives	(27,084)	(5,219)	(89)	(32,214)
Mortgage Backed Securities	3,398,913	97,190	5,036	3,491,067
	$6,982,646	$191,485	$52,565	$7,121,566

There are no securities classified as held to maturity at May 31, 2015 or May 31, 2014.

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

Assets measured at fair value on a recurring basis are summarized below:

	May 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Fixed income securities at fair value	$—	$7,028,728	$—	$7,028,728
Equity securities at fair value (includes derivatives)	755,301	—	—	755,301
Short-term investments at fair value	1,612,620	—	—	1,612,620
Total Assets	$2,367,921	$7,028,728	$—	$9,396,649

	May 31, 2014
	Fair Value Measurements Using
	Level1	Level 2	Level 3	Assets At Fair Value
Assets:
Fixed income securities at fair value	$—	$6,305,106	$—	$6,305,106
Equity securities at fair value (includes derivatives)	816,460	—	—	816,460
Short-term investments at fair value	2,038,614	—	—	2,038,614
Total Assets	$2,855,074	$6,305,106	$—	$9,160,180

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2015 or at May 31, 2014.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

At May 31, 2015, the Company’s insurance subsidiary had securities and short term investment with a fair value of $1,203,351 on deposit with the State insurance department to satisfy regulatory requirements. In connection with regulatory approval of the Company’s acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the state Insurance Commissioner. Accordingly, investments and cash in the amount of $10,100,908 and $9,756,694 as of May 31, 2015 and 2014, respectively, are restricted to the use of FSC.

At May 31, 2015, the Company’s insurance subsidiary had cash, securities and short term investments held as collateral for their bonding program in the amount of $2,352,487.

Principal repayments on U.S. government agency mortgage-backed securities held by the Company as of May 31, 2015 are estimated as follows:

	Amortized Cost	Fair Market Value
Due in one year or less	$709,965	$718,154
Due after one year through five years	2,150,737	2,218,584
Due after five years through ten years	751,876	759,408
Due after ten years	243,096	244,517
	$3,855,674	$3,940,663

Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

An analysis of net investment income follows:

	2015	2014
Bonds – fixed maturities	$102,187	$102,480
Mortgage-backed securities	132,726	97,135
Equity investments	36,703	14,569
Short-term investments	60	103
Other investment income	41,619	50,398
Total investment income	313,295	264,685
Investment expense	38,349	38,493
Net investment income	$274,946	$226,192

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

The unrealized appreciation (depreciation) of investments were as follows:

	2015	2014

Bonds-fixed maturities	$(60,892)	$58,921
Mortgage-backed securities	(7,164)	(43,958)
Equity securities	(49,450)	27,161
Increase (decrease) in unrealized appreciation	$(117,506)	$42,124

Gains and losses are calculated based on sales proceeds received less the cost of the security sold, which is determined by specific identification for each investment. The gross gains and gross losses realized on available-for-sale securities were as follows:

	Gross Proceeds	Gross Realized Gains	Gross Realized Losses
2015
Bonds-fixed maturities	$1,453,069	$35,239	$(2,352)
Mortgage-backed securities	—	—	—
Equity securities	1,221,704	138,421	(2,572)
Derivatives (equity securities)	169,889	29,316	(61,670)
Total	$2,844,662	$202,976	$(66,594)
2014
Bonds-fixed maturities	$1,158,222	$—	$(57,091)
Mortgage-backed securities	382,804	533	(9,404)
Equity securities	509,560	21,567	(5,155)
Derivatives (equity securities)	91,403	29,710	(25,366)
Total	$2,141,989	$51,810	$(97,016)

The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2015 and May 31, 2014.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or More		Total
	Cost (a)	Unrealized Losses	Cost (a)	Unrealized Losses	Fair Value	Unrealized Losses
2015
Equity securities	$364,217	$16,905	$94,064	$25,217	$416,159	$42,122
Bonds- Fixed Maturities	1,765,902	54,543	779,118	13,704	2,501,568	68,157
Mortgage-backed securities	784,332	5,105	91,997	1,360	869,864	6,465
Total	$2,914,451	$76,553	$965,179	$140,281	$3,787,591	$116,744
2014
Equity securities	$278,689	$13,171	$37,209	$9,243	$293,484	$22,414
Bonds- Fixed Maturities	413,440	6,075	759,956	19,129	1,148,191	25,204
Mortgage-backed securities	313,082	1,951	319,102	3,085	627,148	5,036
Total	$1,005,211	$21,197	$1,116,267	$31,457	$2,068,823	$52,654

(a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

As of May 31, 2015, the Company held twenty mortgage-backed securities with gross unrealized losses of $6,465, four of which have been in a continuous loss position for more than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates.

As of May 31, 2015, the Company held fourteen fixed maturity bonds with gross unrealized losses of $68,157, seven of which have been in a continuous loss position for more than 12 months.

As of May 31, 2015, the Company held nine equity security investments with gross unrealized losses of $42,122, two of which have been in a continuous loss position for more

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

than 12 months. These securities consist of common stock whose fair value is sensitive to movements in market interest rates.

Note D-Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.

	2015	2014

Balance at beginning of year	$152,608	$138,497
Acquisition costs deferred	301,126	274,779
Amortization charged to operations	(298,756)	(260,668)
Total	$154,978	$152,608

Note E – Other Assets

Included in other assets as of May 31, 2015 and May 31, 2014 are $14,550 and $92,099 of prepaid expenses and deposits. The balance on May 31, 2014 includes an $80,000 deposit for legal fees that was recognized as expense during 2015.

Note F – Intangibles

As the result of the acquisition of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2015 and 2014.

Note G - Reserve for Losses and Loss Expense

Reserves for unpaid losses and loss adjustment expenses are estimated based primarily on management’s judgment as the Company has only incurred one loss since its inception and available industry data is also extremely limited. In the event of the Company receiving a claim it will use individual case basis estimates including all estimated future expenses to settle such claims. As of May 31, 2015, the Company’s insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit reclamation bonds while also providing other miscellaneous surety bonds, most of which are partially collateralized by investment accounts that are managed by Jacobs & Company. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

term in nature with mining operations and reclamation work conducted in unison as the property is being mined.

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

Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced only one claim for loss as of May 31, 2015 and thus provisions for losses and loss adjustment expense have been based on management’s experience adjusted for other factors unique to the Company’s approach, and in consultation with actuaries experienced in the surety field.

As a result of an examination by the West Virginia Insurance Commissioner, a reserve strengthening in the form of an increase to the Loss Reserve was recorded in 2015 in the amount of approximately $800,000.

At May 31, 2015 and May 31, 2014, the reserve for losses and loss expenses consisted of:

	2015	2014

Balance at beginning of year	$1,286,018	$1,207,903
Incurred policy losses-current year	968,017	161,181
Paid policy losses – current year	—	(83,066)
Balance at end of year	$2,254,035	$1,286,018
F-23

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note H – Notes Payable

At May 31, 2015 and 2014, the Company had the following unsecured notes payable to individuals:

	2015	2014

Secured notes payable to individuals; interest rate fixed @ 8%; secured by 500 shares FSC stock	$4,185,684	—
Secured notes payable to same individuals as above with same collateral; no interest;	250,000	—
Unsecured demand notes payable to individuals and others; no interest	22,000	7,500
Unsecured demand notes payable to individuals and others; interest rate fixed @ 10% ($75,000 to related party in 2015)	1,533,421	1,484,529

Unsecured demand notes payable to individuals and others; interest rate fixed @ 12%	15,000	15,000

Unsecured demand note payable to individuals; interest rate fixed @ 14%;	6,254	203,040

Secured demand note payable to individuals; interest rate fixed @ 10%; secured by accounts receivable for investment advisory fees	44,260	—

Unsecured note(s)payable to individual(s) under bridge- financing arrangements described below	1,725,000	3,500,000
Total	$7,781,619	$5,210,069

During the year ended May 31, 2015, the Company borrowed $75,000 from a board member and accrued related party interest of $1,932 payable to this individual.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

During the year ended May 31, 2014, a board member that held $435,000 in unsecured notes payables from the Company resigned. During the year ended May 31, 2014, the Company incurred approximately $63,000 in related party interest expense to this individual.

All notes payables, with the exception of the bridge-financing arrangement and those secured by FSC stock are on demand terms and therefore current. The terms of the bridge-financing arrangement are detailed in the following paragraphs.

In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5.00% of the Company's common shares. Holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company shall issue to the holders of the bridge financing notes additional Company common stock that when added to the stock initially issued to the holders of the notes, will equal the note holders’ pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million). This feature was analyzed and determined to be an embedded derivative, but the value was considered to be immaterial, and therefore has not been recorded.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Date of Issuance	Shares Issued
September 10, 2008	4,870,449
March 10, 2009	5,010,640
September 10, 2009	5,354,642
March 10, 2010	6,005,925
September 10, 2010	6,213,285
March 10, 2011	6,738,900
September 10, 2011	7,043,710
March 10, 2012	7,430,017
September 10, 2012	8,573,594
March 10, 2013	8,947,444
September 10, 2013	9,316,337
March 10, 2014	9,630,856
September 10, 2014	5,037,909
90,173,708

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

In anticipation of a proposed financing and as a condition thereof, the Company and each of the bridge lenders entered into a Loan Modification Agreement dated February 25, 2012 which provided for modification of the Promissory Notes, including an extension of the term of the Promissory Notes, and Subscription Agreements in exchange for a partial cash

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

payment to each bridge lender. To date, the proposed financing has not closed, and the Company has been unable to remit the partial payment. On August 10, 2012, the Company entered into an agreement with the bridge lenders, pursuant to which the bridge lenders formally agreed to forbear from exercising their rights and remedies arising from the accumulated acknowledged events of default with respect to the bridge loans until such date. As consideration for this forbearance, the Company entered into an Amended and Restated General Hypothecation and Pledge Agreement dated August 9, 2012 (the “August 2012 Pledge”), but effective September 23, 2011, granting to the bridge lenders as security for the repayment of the loans a lien and security interest in all of the Company’s shares of capital stock of First Surety Corporation. Under the August 2012 Pledge, the bridge lenders acknowledge that the effectiveness of certain of the rights and remedies provided by such agreement may be subject to prior approval by the Office of the Commissioner of Insurance for the State of West Virginia. As of May 31, 2015 no payment were made to bridge lenders.

On July 9, 2014 the Company completed a $4,500,000 financing.  In effect, a subsidiary of Registrant borrowed the funds at 8.00% interest with principal repayments on a ten year schedule.  Proceeds of the borrowing were applied (i) to purchase from certain bridge lenders, after waiving interest of approximately $1.6 million, 50.7% ($1.775 million face amount) of the outstanding senior promissory notes comprising a $3.5 million financing dating from 2008, together with the associated collateral, (ii) to pay in full delinquent tax liabilities owed to the Internal Revenue Service and State of West Virginia, (iii) to pay an outstanding judgment, and (iv) to pay certain other current liabilities. FSI therefore became a member of the Bridge Loan and notified the Collateral Agent for the group of its purchase and majority holding. The transaction restored control of FSC to the Company.

Scheduled maturities are as follows:

2015

Fiscal year 2015-2016 (including demand notes)	$3,178,850
Fiscal year 2016-2017 (including demand notes)	163,329
Fiscal year 2017-2018 (including demand notes)	331,953
Fiscal year 2018-2019 (including demand notes)	359,505
Fiscal year 2019-2020 (including demand notes)	544,410
Thereafter	2,570,533
Total	$7,148,580

Note I - Other Liabilities

As of May 31, 2014, the Company had accrued and withheld approximately $560,000 in Federal payroll taxes and approximately $46,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities. During July 2014, the Company satisfied its obligation to the IRS in full.

As of May 31, 2014, the Company had accrued and withheld approximately $91,000 in West Virginia payroll withholdings and approximately $32,000 in interest and penalties,

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

which are reflected in the accompanying financial statements as other liabilities. During July 2014, the Company satisfied its obligation to the State of West Virginia in full.

As of May 31, 2015 the Company held approximately $2,352,427 in its cash and investment accounts that was for the benefit of clients as collateral for their surety bonding program.

Note J - Preferred Stock

Redeemable Preferred Stock

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2015, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000, of which no shares were issued in fiscal 2015 or 2014.

The Company’s outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2015, the Company has

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

received requests for redemption of 1,020 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of May 31, 2015, is $1,467,701.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

The Company’s Board of Directors determined based on the criteria established under the terms of the Preferred Stocks that there were insufficient funds available for the redemption of Preferred Stocks.

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,891 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and non-assessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during fiscal 2015.

The Company’s outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock that had not requested exchange to the Company’s Series C Preferred stock became entitled to request that the Company redeem their Series B Shares. As part of the exchange to Series C Preferred Stock in September 2009, the shares that did not exchange were treated as a liability on the balance sheet. As of May 31, 2015, of the 2,817 shares of Series B Preferred that remained outstanding, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of May 31, 2015, is $4,710,205.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,669,587 in fiscal 2015 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,925,523 in fiscal 2014.

Jacobs Financial Group, Inc.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders’ equity and a credit to the equity of equity preferred stock of $1,072,461 in fiscal 2015 as compared with a charge to common stockholders’ equity of $990,788 in fiscal 2014.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. The shares of Series B Preferred Shareholders that chose not to convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. Dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $445,510 for the year ended May 31, 2015. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the year ended May 31, 2015.

During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. These shares of Series A Preferred Shareholders are listed in the liability section of the Balance Sheet as of May 31, 2015, in the amount of $1,605,571, which consists of the fully accreted $1,126,000 face value of stock and $479,571 in dividends payable. The dividends associated with these shares of Series A

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

stock for the year ended May 31, 2015, is a deduction from net income in the amount of $62,649. There was no current accretion on these shares of Series A stock.

As of May 31, 2015 the Company has chosen to defer payment of dividends on Series A Preferred Stock with such accrued and unpaid dividends amounting to $1,005,679 through May 31, 2015. These dividends are included in the amounts reported on the face of the balance sheet for each classification of Series A stock.

As of May 31, 2015 the Company has chosen to defer payment of dividends on Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $3,033,078 and $7,277,766 through May 31, 2015, respectively. These dividend are included in the amounts reported on the face of the balance sheet for each respective classification if stock.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

386,667 warrants issued in connection with Series B Preferred Stock expired unexercised on the fifth anniversary at December 31, 2010; 600,000 warrants issued in connection with Series A Preferred Stock expired unexercised on the seventh anniversary at December 31, 2012.

As of May 31, 2015, there were no warrants outstanding.

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

On June 30, 2009 the compensation committee of the board of directors awarded 10,000,000 of incentive stock options to acquire common shares at an exercise price of $.04 per share, of which 4,700,000 shares vested immediately and the remaining 5,300,000 options vesting over the next three years ending in June 2011. As of May 31, 2015, the awarded options had been reduced to 9,800,000 due to changes in employment status, all of which expired in June 2014.

The following table summarizes option activity under the Plan for the fiscal year ended May 31, 2015.

	Weighted-Avg. Exercise Price	Number Of Shares Under Option	Weighted-Avg. Remaining Life (Years)	Aggregate Intrinsic Value

Balance at June 1, 2014	$.04000	9,800,000
Options granted	—	—
Options exercised	—	—
Options canceled/expired	—	(9,800,000)
Balance, May 31, 2015	$—	9,800,000

Exercisable at May 31, 2015	$—	9,800,000	—	$—
Expected to vest	$—	—	—	$—

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

There were no options exercised in fiscal 2015 or 2014. All shares were vested as of May 31, 2012.

There is no unrecognized compensation expense related to non-vested awards at May 31, 2015 or May 31, 2014 as all awards are fully vested and the related compensation recognized previously.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free interest rate and the company's dividend yield.

Note M – Income Taxes

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Such differences include the income recognition of a portion of the unearned premium reserve, loss reserve deductibility, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2015, the Company had estimated operating loss carry forwards of approximately $16.2 million. These carry forwards begin expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

The Company has fully reserved the $5.5 million tax benefit of the operating loss carry forward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

Note N – Stockholders’ Equity

In fiscal 2015, the Company issued 495,856 shares of the Company's common stock as additional consideration in connection with new and continued borrowings totaling $495,856. The shares were valued at approximately $.005258 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $2,607.

In fiscal 2015, the Company issued 5,298,804 shares of the Company’s common stock in connection with the additional 2% stock dividend associated with Series A and B Preferred shares that were requested to be redeemed upon maturity (see Note J). The shares were valued at approximately $.004795 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $25,406.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

In fiscal 2015, the Company issued 10,221,845 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.005525 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $56,476. Of these shares, 5,183,936 were issued to a subsidiary as the successor owner of 50.7% of the bridge financing arrangement. These shares were valued at approximately .005525 per share based on the average quoted closing price of the Company’s stock for the 20-day period preceding the date of the transaction and totaled $28,641.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Statutory surplus as of May 31, 2015 and 2014 and net income for the Company’s insurance subsidiary for the calendar year ended December 31, 2014 and 2013 and five-month periods ended May 31, 2015 and 2014 are as follows:

Statutory Surplus	May 31, 2015	$5,830,379
Statutory Surplus	May 31, 2014	$5,905,066

Net Income	Calendar year 2014	$232,337
Net Income	Calendar year 2013	$198,375

Net Income	Five-month period 2015	$189,559
Net Income	Five-month period 2014	$36,583

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

On March 26, 2012 the Commissioner of the State of West Virginia (WVOIC) terminated in its entirety the Amended Consent Order of June 7, 2007 and terminated the restrictive conditions of the Consent Order issued December 23, 2005 which approved acquisition of FSC by the Company. Among other consequences, removal of these restrictions allowed dividends to be declared by and paid from FSC to the Company. Dividends in the amounts of $173,000 and $198,000 were declared and paid for the twelve month periods ending May 31, 2015 and May 31, 2014.

The dividends for 2015 were deemed by the WVOIC to be extraordinary, causing the insurance subsidiary (FSC) to be fined $5,000 due to not obtaining consent prior to payment.

Note P – Commitments and Contingencies

Lease Commitments

The Company leases certain office equipment with combined monthly payments of approximately $477 that have varying remaining terms of less than five years. The

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Company leases office, parking and storage space under month-to-month lease arrangements that approximate $3,844 each month.

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

Rental expense for these lease commitments totaled approximately $55,301 and $55,070 during fiscal years 2015 and 2014.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2015 are:

Fiscal year 2015-2016	$5,731
Fiscal year 2016-2017	—
Fiscal year 2017-2018	—
Total	$5,731

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

The carrying values and fair values of the Company’s financial instruments at May 31, 2015 and 2014 are as follows:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Bonds available for sale	$6,983,957	$7,028,728	$6,192,278	$6,305,106
Cash and short-term investments	2,316,971	2,316,971	2,708,511	2,708,511
Premiums and other receivables	482,488	482,488	290,843	290,843
Equity securities (including derivatives)	778,659	755,301	790,368	816,460

LIABILITIES
Notes payable	7,148,580	7,148,580	5,220,350	5,220,350
Accounts payable and advance premiums	537,132	537,132	480,583	480,583
Accrued expenses and other liabilities	5,348,952	5,348,952	6,725,175	6,725,175

Note R – Other Risks and Concentrations

Concentration of Credit Risk

As of May 31, 2015 the Company’s investment securities of approximately $9,400,000 are solely comprised of mortgage-backed securities, fixed maturity municipal bonds, equity investments, and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Management believes that substantially all receivables are collectible, and therefore has not established an allowance for estimated uncollectible accounts.

Concentration in Products, Markets and Customers

The Company’s insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 54% and 66% of the Company’s fiscal 2015 and 2014 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 39% and 40% of the Company’s fiscal 2015 and 2014 revenues, respectively, as follows:

	2015		2014
	Surety Premium	Investment Advisory Fees	Surety Premium	Investment Advisory Fees

Customer group #1	$166,000	$—	$178,000	$—
Customer group #2	183,000	21,000	134,000	21,000
Customer group #3	224,000	3,000	135,000	3,000
Customer group #4	204,000	3,000	193,000	3,800
Total	$777,000	$27,000	$640,000	$27,800

Note S – Segment Reporting

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended
Industry Segment	May 31, 2015	May 31, 2014
Revenues:
Investment advisory	$140,890	$229,203
Surety insurance	1,434,730	1,040,703
Corporate	—	—
Total revenues	$1,575,620	$1,269,906

Operating Income (Loss):
Investment advisory	$(56,377)	$123,334
Surety insurance	(907,081)	89,953
Corporate	(625,159)	(2,060,999)
Total operating income (loss)	$(1,588,617)	$(1,847,712)

Identifiable Assets:
Investment advisory	$45,871	$51,108
Surety insurance	11,071,469	10,614,303
Corporate	713	81,181
Total assets	$11,118,053	$10,746,593

Capital Acquisitions:
Investment advisory	$—	$—
Surety insurance	1,679	—
Corporate	—	—
Total capital acquisitions	$1,679	$—

Depreciation Charged to Identifiable Assets:
Investment advisory	$—	$—
Surety insurance	4,478	5,182
Corporate	—	1,802
Total Depreciation	$4,478	$6,984

Interest Expense:
Investment advisory	$64	$—
Surety insurance	309,349	—
Corporate	523,829	944,180
Total interest expense	$833,242	$944,180

Note T – Related Party Transactions

Borrowing and other transactions of Largest Shareholder and CEO

For the past several years the Company’s operating expenses were partially funded by advances from its largest shareholder and chief executive officer, John M. Jacobs. The

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

During fiscal 2015, advances to the Company from Mr. Jacobs amounted to $1,008,717, and repayments to Mr. Jacobs amounted to $1,652,037. As of May 31, 2015, the balance due from Mr. Jacobs was $633,039. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2015 was $666,262.

During fiscal 2014, advances to the Company from Mr. Jacobs amounted to $1,040,612, and repayments to Mr. Jacobs amounted to $855,019. As of May 31, 2014, the balance due Mr. Jacobs was $10,281. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2014 was $103,539.

As of June 30, 2017, $22,500 was owed to Mr. Jacobs by the Company.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 6% and 12% respectively for both the 2015 and 2014 fiscal years.

Other related parties

During the years ended May 31, 2015 and May 31, 2014, a company owned by a board member provided consulting services. This company provided services totaling $62,100 and $62,100 in 2015 and 2014. Amounts owed to this company at year end are treated as related party payables in the amounts $169,375 and $136,775 at May 31, 2015 and 2014 respectively.

During the year ended May 31, 2015, the Company borrowed money from an individual that is a board member. Total amounts owed to this individual at May 31, 2015 consisted of $75,000 in demand notes and $1,932 in accrued interest.

Note U – Reinsurance

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd’s of London (“Reinsurer”) for its coal reclamation surety bonding programs. The agreement has been renewed annually with the Reinsurer, with the most recent renewal effective April 1, 2017. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for a premium rate of 35% subject to a minimum premium of $490,000. Deposits to the reinsurers are made quarterly in arrears in equal amounts of $140,000. At May 31, 2015 and May 31, 2014, the Company had prepaid reinsurance premiums of $207,413 and $215,616 and ceded reinsurance deposited of $5,689 and $10,615.

There were no ceded Loss and Loss Adjustment Expenses for the years ended May 31, 2015 or 2014.

The effects of reinsurance on premium written and earned for fiscal 2015 and 2014 are as follows;

	2015 Written	2015 Earned	2014 Written	2014 Earned
Direct	$1,382,725	$1,419,049	$1,230,079	$1,193,586
Ceded	494,926	503,129	430,032	410,981
Net	$887,799	$915,920	$800,047	$782,605

Note V – Events Subsequent to May 31, 2015

Subsequent to May 31, 2015, the Company obtained various borrowings from individuals and businesses through June 30, 2017 totaling $2,401,630 at rates varying from 10% to 14%, which mature at various dates subsequent to this filing, and made repayments on notes in the amount of $4,461,918. These borrowings, and the renewal of other borrowings, included the issuance of 1,878,000 shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $1,412,221 from its principal shareholder and chief executive officer under a pre-approved financing arrangement bearing interest at the rate of 12% and made repayments totaling $1,322,539. After taking into account the net accrued payroll owed, reimbursement of company expenses, and the personal assumption of Company debt that is to be offset against these borrowings, the balance owed to the principal shareholder from the Company is $22,500 at June 30, 2017.

The Company elected to continue to defer payment of quarterly dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock with such accumulated accrued and unpaid dividends amounting to $1,350,832, $4,175,512 and $10,027,907 as of June 30, 2017.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

The Company issued 11,956,049 Common shares representing the additional 2% stock dividend for the quarters ending December 31, 2014, through June 30, 2015 to the holders of Series A and B Preferred shares that had requested to be redeemed upon maturity (see Note J). ). Subsequent to June 30, 2015, the practice of issuing the 2% dividend was suspended.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2015 and May 31, 2014, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

During the evaluation of disclosure controls and procedures as of May 31, 2015, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG’s Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2015, JFG’s disclosure controls and procedures were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG’s financial condition as of May 31, 2015 and 2014, and the results of its operations and cash flows for the years ended May 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles (GAAP).

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

JFG management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 1992. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2015. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2015. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The directors and executive officers of the Company, their ages and positions are as follows:

Name	Age	Position

John M. Jacobs	61	President and CEO/CFO, Director
C. David Thomas	62	Director
Mario J. Marra	61	Director
Bradley W. Tuckwiller	62	Director
Robert J. Kenney	68	Vice President

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

Summary Compensation Table

The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2015 and 2014 to the Principal Executive Officer and the most highly compensated executive officers of the Company (the “Named Executive Officers”).

Names and Principal Position	Year	Salary ($)	Bonus/Commissions ($)	Stock Awards ($)	Option Awards ($) (1) (2)	All Other Compensation ($) (3)	Total ($)
John M. Jacobs, CEO	2015 2014	$150,000 $150,000	$ - $ 90,438	$ - $ -	$ - $ -	$ 29,494 $ 29,952	$ 179,494 $ 270,390
Robert J. Kenney, VP	2015 2014	$ 99,000 $ 99,000	$ 16,200 $ 16,200	$ - $ -	$ - $ -	$ - $ -	$ 115,200 $ 115,200
(1)	On June 30, 2009, the compensation committee of the board of directors awarded 5,000,000 and 2,000,000 of incentive stock options to acquire common shares at an exercise price of four cents ($.04) per share to Mr. Jacobs and Mr. Kenney, respectively, which vest as set forth in the table below. The term of the options is five years and they expired in June 2014.

Vesting date	Incentive Stock Option Awards
	John M. Jacobs	Robert J. Kenney
June 30, 2009	2,500,000	1,000,000
June 30, 2010	2,500,000	1,000,000

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
29

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and stock awards as of May 31, 2015.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John M. Jacobs, CEO	—	—	—	—	n/a
Robert J. Kenney, VP	—	—	—	—	n/a

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

Director Compensation

Directors of JFG are not compensated for board meetings or other duties as board members.

Non-employee board members of FSC, which include some JFG board members, are compensated at the rate of $150 per meeting.

The following table sets forth compensation received by non-employee directors for the fiscal year ended May 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Brad Tuckwiller	$1,050	$1,050
C. David Thomas	$900	$900
Timothy Maddox	$600	$600
Linda G. Aguilar	$600	$600

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the beneficial ownership of common stock of the Company as of September 30,2015 by (i) each person known by the Company to own more than 5% of the Company’s common stock, (ii) each of the directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

Authorized		490,000,000
		Amount and Nature of
	Name and Address of	Beneficial Ownership [1]		Percent of
Title of Class	Beneficial Owner			Class [2]
More than 5.00% Beneficial Ownership

Common	John M. Jacobs	37,775,746	[3]	9.78%
	179 Summers St., Suite 307
	Charleston, WV 285301

Common	Ungurean, Charles D.	51,489,338		13.57%
	8400 Dunsinane Drive
	Dublin, OH 43017

Common	Fay S. Alexander	55,775,588	[4]	14.62%
	6318 Timarron Cove Lane
	Burke, VA 22015-4073

Common	Charles L. Stout	67,779,527	[5]	17.86%
	Post Office Box 4609
	Bridgeport, WV 26330

Directors and Named Executive Officers

	John M. Jacobs	37,775,746	[3]	9.78%
Common	300 Summers St. Suite 970
	Charleston, WV 285301

	Robert J. Kenney	5,150,000	[6]	1.36%
Common	809 Sherwood Drive
	Charleston, WV 25314
31

	Mario J. Marra	989,795	*	*
Common	204 Olive Street
	Bridgeport, WV 26330

	C. David Thomas	917,295	*	*
Common	P. O., Box 5157
	Charleston, WV 25361

	Bradley W. Tuckwiller	4,869,152	[7]	1.28%
Common	P O Box 1294
	Lewisburg, WV 24901

Common	All Directors and Executive Officers as a Group	49,701,988		16.20%

* Represents beneficial ownership of less than one percent of the Company’s common stock.

1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 30, 2015 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
2) Based on 379,408,263 shares of common stock issued and outstanding as of September 30, 2015.
32

3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership (“FSLP”) of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership (“JFLP”) of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,193,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes the right to convert Series C Preferred Stock holdings to 6,733,340 shares of common stock exercisable within 60 days of September 30,2015. John M. Jacobs is the CEO and a member of the board of directors for the Registrant.
4) Includes 47,557,786 shares of common stock held in the name of Graphite Investment, LLC (“Graphite”) and 4,841,761 shares held in the name of Southall Management Corporation (“Southall”) of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of September 30,2015 . Includes 1,214,700 shares held in joint tenancy with spouse, Dan C. Alexander.
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

33

offset what might otherwise be deemed an advance of funds arising out of the Company’s financing activities.

During fiscal 2015, advances to the Company from Mr. Jacobs amounted to $1,652,037, and repayments to Mr. Jacobs amounted to $1,008,717. As of May 31, 2015, the balance due to the Company from Mr. Jacobs was $633,069. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2015 was $666,262.

During fiscal 2014, advances to the Company from Mr. Jacobs amounted to $1,040,612 and repayments to Mr. Jacobs amounted to $855,019. As of May 31, 2014, the balance due to Mr. Jacobs from the Company was $10,281. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2014 was $103,539.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 6% and 12% respectively for both the 2015 and 2014 fiscal years.

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

Our independent registered public accounting firm, EKS&H LLLP, billed $65,000 and $75,000 for their audits of our financial statements for the fiscal years ended May 31, 2015 audit 2014, respectively.  The firm did not provide any audit-related, tax or non-audit services for either fiscal 2014 or 2013.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee.  Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders any audit or non-audit services.

34

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
35

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

36

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

Dated: June 30, 2017: By: ___/s/ John M. Jacobs_________________________

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

37