Form 10-K
period 2016-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2017-07-03
CIK 857501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Yes []	No [_X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of November 30, 2015: $ 1,859,076 ( 379,403,267 shares at $.0049 / share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 379,908,267 shares of common stock as of May 31, 2016.

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

Jacobs & Co., incorporated in 1988 in West Virginia, and whose executive offices are located in Charleston, West Virginia, provides fee based investment advisory services to institutions, companies and individuals.

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

Through its wholly-owned subsidiary, CMW, the Company has an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under this leasehold arrangement, CMW is obligated for minimum lease payments in the amount of approximately $180 per month with automatic options to extend the leasehold through October 2026. CMW has the right to cancel the lease upon sixty (60) days written notice at any time. The property is presently not being actively explored or developed. During the 2002 fiscal year, management evaluated the lease and determined the development was not then feasible. Accordingly, the Company recorded an impairment of $116,661 to its investment in the lease. Opportunities will continue to be explored as they arise with respect to the development or sale of the leasehold interest.

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

	HIGH	LOW
Fiscal Year Ended May 31, 2016

4th Quarter	.004	.002
3rd Quarter	.003	..003
2nd Quarter	.005	.003
1st Quarter	.004	.002

Fiscal Year Ended May 31, 2015

4th Quarter	.004	.003
3rd Quarter	.005	.003
2nd Quarter	.005	.002
1st Quarter	.020	.003

As of May 31, 2016, there were approximately 900 holders of record of the Company’s common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

As of May 31, 2016, the Registrant’s 2005 Stock Incentive Plan authorizing the availability of 35,000,000 shares and approved by the stockholders of the Company on December 8, 2005, had expired under its own terms ten years after its adoption. There were 12,400,000 shares un-issued by the plan at its expiration.

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

In the year ended May 31, 2016, 1,878,000 common shares were issued as additional consideration to various lenders in private placements pursuant to short term borrowings. A total of 11,956,049 common shares were issued in connection with the additional 2% stock quarterly dividend associated with Series A and B Preferred shares that have requested to be redeemed upon maturity. Additionally, 2,500,000 common shares were issued to various individuals and entities who purchased investment units consisting of such shares and common stock of a subsidiary of the Company.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2016, the Company has focused its primary efforts on the development and marketing of its surety business in West Virginia and Ohio, securing potential strategic relationships that will accelerate the progression of the Company’s business plan strengthening its insurance subsidiary’s reserves for potential claims and raising additional capital to facilitate that subsidiary’s entry into other state markets.

Results of Operations and Financial Condition as of and for the Year Ended May 31, 2016

Results of Operations

Total revenues decreased from $1,576,000 in fiscal 2015 to $1,336,000 in fiscal 2016, while total operating expenses decreased from $3,080,000 in fiscal 2015 to $1,907,000 in fiscal 2016. This resulted in a net loss from operations of $571,000 in 2016 as compared with a net loss from operations of $1,505,000 in fiscal 2015.

The decrease in revenues is largely attributable to a decrease in net investment income of approximately $490,000 in 2016, mainly due to an unrealized decline in market value of an investment account held as a result of a contractual arrangement, where the Company receives any appreciation and earning in excess of the initial deposit of collateral by a principal bondholder. The Company also realized losses of $79,000 on the sale of investments in 2016 compared to gains of $136,000 in 2015. Insurance premiums written for new and existing customers increased by approximately $100,000 in 2016. In addition, the Company recognized other income of approximately $287,000 from the removal of dormant account payable balances and commissions no longer payable on receivables that were written off as uncollectible, and approximately $81,000 in interest income on notes receivable issued during 2016.

The decrease in expenses is mainly attributable to a 2015 strengthening the reserve for incurred but not reported policy losses by approximately $800,000 that was recommended as a result of an examination by the West Virginia Insurance Commissioner. In addition, the Company wrote off accounts receivable of approximately $300,000 as uncollectible in 2015, and reported decreased legal and accounting fees of approximately $200,000 in 2016, partially as a result of inadequate cash flow to enable the contracting with independent auditors for fiscal year 2014, 2015, and 2016.

Interest expense increased from $833,000 in fiscal 2015 to $915,000 in fiscal 2016, as a result of the issuance of stock as part of the 2% dividend on Series A and B Preferred shares that were requested to be redeemed, as well as an increase in stock issued as incentive for lending and continuation of terms for previously lent funds.

During the years ending May 31, 2016 and May 31, 2015 the Company recorded gains on extinguishment of debt in the amount of $1,919,532 and $1,257,536 respectively. These gains resulted from the waived interest and forgiven principal on notes payables occurring upon the settlement of the bridge loans in 2016 and from the purchase of a majority interest in the bridge loans and the payoff of other notes payables in 2015.

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

The Company’s outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date if the holder has no outstanding surety bonds with the Registrant. Thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2016, the Company has received requests for redemption of 1,026 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2016, is $1,535,688.

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

The Company’s outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of May 31, 2016, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate redemption amount to which the holders are entitled as of June 30, 2016, is $5,099,573.

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

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $108,386 in fiscal 2016 as compared to $1,669,587 in fiscal 2015.

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders’ equity and a credit to the equity of equity preferred stock of $1,164,143 in fiscal 2016 as compared to $1,072,461 in fiscal 2015.

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

Bridge-financing, Commitments and Material Agreements

Of primary importance to the Company's ability to fully implement its business plan is the expansion of that business into additional states.  Regulatory approval and licensing is required for each state where FSC seeks to conduct business. Management found entry into additional states (as a surety) was proving difficult without the benefit of more substantial capital and reserves due to FSC's status as a recent entry into this market and due to the cyclical nature of the coal industry. Accordingly, management began pursuing avenues that would provide additional capital to facilitate such expansion.

Beginning in fiscal 2008 and completed during the first quarter of fiscal 2009, the Company obtained two rounds of bridge financing totaling an aggregate of $3,500,000. The purpose of the financing was to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing and, in addition, to increase the capital surplus of FSC to make possible the reactivation of FSC’s surety license in the state of Ohio. The terms of the bridge-financing arrangement provided for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013. Because such a qualified equity offering was not consummated by September 10, 2008, accrued interest-to-date was payable, and quarterly installments of principal and interest became payable over five years commencing in December 2008. The interest rates on such notes were fixed at 10.00%. Payments due December 2008 and March 2009 were not made by the Company as scheduled, but a forbearance agreement was subsequently entered into with the bridge lenders on June 5, 2009, modifying payment terms to cure the default (including increasing the interest rate on the loans to 17%), issuing additional common stock to the loan holders, and pledging the stock of the Company’s subsidiary, CMW, as security for repayment of the loans. The modification required the Company to pay interest of $224,515 on June 10, 2009 and increase the quarterly payments by $67,185 beginning September 10, 2009 to satisfy the arrearage. The Company failed to make the payment that was due September 10, 2009 and the payments that were due in the ensuing quarters.

Certain equity inducements in the form of common stock of the Company were provided under the terms of the bridge loan documents, including a requirement that the Company issue to the bridge lenders an additional 2.8% of the Company’s outstanding common shares upon each six-month anniversary date until retirement of the notes.

In anticipation of a proposed financing and as a condition thereof, the Company and each of the bridge lenders entered into a Loan Modification Agreement dated February 25, 2012 which provided for modification of the Promissory Notes, including an extension of the term of the Promissory Notes, and Subscription Agreements in exchange for a partial cash payment to each bridge lender. On August 10, 2012, the Company entered into an agreement with the bridge lenders, pursuant to which the bridge lenders formally agreed to forbear from exercising their rights and remedies arising from the accumulated acknowledged events of default with respect to the bridge loans until such date. As consideration for this forbearance, the Company entered into an Amended and Restated General Hypothecation and Pledge Agreement dated August 9, 2012 (the “August 2012 Pledge”), but effective September 23, 2011, granting to the bridge lenders as security for the repayment of the loans a lien and security interest in all of the Company’s shares of capital stock of First Surety Corporation. Under the August 2012 Pledge, the bridge lenders acknowledged that the effectiveness of certain of the rights and remedies provided by such agreement were subject to prior approval by the Office of the Commissioner of Insurance for the State of West Virginia.

On July 9, 2014 the Company completed a $4,500,000 financing.  In effect, FSI, a subsidiary of the Registrant, borrowed the funds at 8.00% interest with principal repayments on a ten year schedule.  Proceeds of the borrowing were applied (i) to purchase from certain bridge lenders, after waiving interest of approximately $1.6 million, 50.7% ($1.775 million face amount) of the outstanding senior promissory notes comprising a $3.5 million financing dating from 2008, together with the associated collateral, (ii) to pay in full delinquent tax liabilities owed to the Internal Revenue Service and State of West Virginia, (iii) to pay an outstanding judgment, and (iv) to pay certain other current liabilities. FSI therefore became a member of the Bridge Loan and notified the Collateral Agent for the group of its purchase and majority holding. The transaction restored majority control of FSC to the Company and improved its balance sheet through waiver of accrued interest.

On August 5, 2015 the Company completed a $1,600,000 transaction which resulted in its acquisition of the remaining 49.3% ($1.725 million face amount) of the senior promissory notes of the $3.5 million financing dating from 2008, after waiving interest of approximately $1.8 million. Upon closing of the acquisition, the collateral securing the senior promissory notes, 1,000 shares (100%) of FSC and 1,000 shares (100%) of CMW, was released to the Company.

The transaction was funded through sale in a private offering of investment units (Units) that consisted of 5.00% of the outstanding shares of FSC and 500,000 common shares of the Company. $1,600,00 was raised through the sale of units in exchange for consideration that included a combination of the cash purchase of units, cancellation of indebtedness owed by the Company to the purchaser in exchange for units and loans to the Company by potential purchasers that are convertible into the purchase of Units. The Registrant’s Board of Directors has authorized the sale of up to nine Units, which, if completed, would include forty-five percent (45%) of the outstanding stock of FSC.

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

Accordingly, the payment of ordinary dividends is no longer restricted. However, cash, marketable investments, and other receivables held by FSC are restricted from the Company’s use to fund operations or meet cash needs outside of the insurance company’s domain. As of May 31, 2016, such assets amounted to approximately $9.38 million.

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

Under the terms of its reinsurance treaty, the Company is entitled to a No Claims Bonus from the reinsurers for each contract year in which no claims are received. The bonus is 20% of the contract year’s reinsurance premium. No claims had been made since the inception of the treaty until February 2014 when a performance bond claim of approximately $83,000 was paid during the year ended May 31, 2014. In August 2015, the Company paid a claim on a called bond in the amount of $550,000, of which $75,000 was paid using collateral of the principal. The remaining $475,000 has been established as a salvage receivable to be repaid with the assignment of proceeds from the potential sale of a closely held stock owned by the principal and the assignment of a promissory note payable to the principal, with the total assigned values in excess of the salvage receivable.

The Company incurred loss adjustment expenses of $26,590 related to costs of engaging experts, attorney fees, and consultants for potential claims. These costs were charged against established case reserves or bulk reserves.

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

Reserve for Losses and Loss Expenses

Reserves for unpaid losses and loss adjustment expenses of the insurance subsidiary are estimated using information derived from Company experience in addition to management’s estimate of expected future claims on those policies in force. Management’s estimate considers relevant industry information but is largely dependent upon management’s experience and judgment since prior Company experience and industry data available are extremely limited. In August 2015, the Company paid a claim on a called bond in the amount of $550,000, of which $75,000 was paid using collateral of the principal. The remaining $475,000 has been established as a salvage reserve to be repaid with the assignment of proceeds from sales of stock and an assignment of a promissory note as additional collateral with total assigned values in excess of the salvage reserve. In February, 2014, a performance bond obligee made claim under a bond relating to non-performance by the principal. The total claim of approximately $83,000 was paid during the year ended May 31, 2014. Prior to 2014, FSC had experienced no claims for losses since its acquisition.

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

Liquidity and Going Concern

The Company experienced operating income (loss) from operations of approximately ($571,000) and ($1,505,000) for the years ended May 31, 2016 and 2015, respectively. The Company’s income (or loss) decreases (or increases) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock, as well as income attributable to non-controlling interests, (i.e. 10% of FSC), are taken into account, to losses of approximately ($108,000) and ($1,670,000) for the years ended May 31, 2016 and 2015. The Company has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock dividend obligation. Due to this inability to pay professional fees, the financial audits and subsequent required filings for the fiscal years ended May 31, 2014, 2015, and 2016 were not completed or filed in a timely manner. A substantial portion of the Company’s cash flow is generated by its insurance subsidiary. Such cash flow is subject to restrictions including on the ability of FSC to pay dividends to its parent, resulting from insurance regulatory requirements. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a substantial book of business.

During 2016, the Company sold in a private offering investment units (Units) that consisted of 10.00% of the outstanding shares of FSC and common shares of the Company. The Registrant’s Board of Directors has authorized the sale of up to nine Units, which, if completed, would include forty-five percent (45%) of the outstanding stock of FSC. This sale, as well as the increase in the generation of cash flows in 2017 allowed the Company to secure the services of independent auditors and all filings that are past due are to be expedited and filed during 2017.

Expansion of FSC’s business to other states is a key component to fully implementing the Company’s business plan. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC’s insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital and reserves due to FSC’s specialization in coal reclamation bonds, the cyclical nature of that industry and the financial condition of the Company. Management believes that if FSC’s capital and surplus reserves were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging. Accordingly, management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund continuing operations as the business is being fully developed.

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

Comparison of Results of Operations for Fiscal 2016 With 2015

The Company experienced a loss from operations of approximately ($572,000) in 2016 as compared with loss from operations of ($1,505,000) in fiscal 2015. The net loss attributable to common stockholders was ($1,364,660) in fiscal 2016 as compared to ($2,742,048) in fiscal 2015. Net loss attributable to the Company after deducting participation attributable to non-controlling interests is taken into account is ($1,273,529).

Revenues

Revenues decreased 15% in fiscal 2016 to $1,335,829 as compared with $1,575,620 in fiscal 2015. The decrease is largely attributable to the decrease in net investment income of approximately

$490,000, mainly due to the severe unrealized loss in market value of an investment account held as a result of a contractual arrangement, where the Company receives any appreciation and earning in excess of the initial deposit of collateral by a principal bondholder. The Company also had losses of $(79,000) in 2016 on the sale of investments compared to realized gains of $136,000 in 2015.

The Company recognized other income of approximately $287,000 from the removal of dormant accounts payable and commissions no longer payable on premium receivables that were written off as uncollectible, and approximately $81,000 in interest income on notes receivable issued during 2016.

Revenue from the investment management segment, net of advisory referral fees, declined 10% with fiscal 2016 reporting $109,194 as compared to $121,514 in fiscal 2015. This decline in investment advisory fees related to the decrease in the market value of assets in portfolios under management. Investment advisory fees are based on the market value of assets under management and some fluctuation will occur due to overall market conditions. Generally such revenues will remain relatively constant from year to year with large fluctuations attributable to the growth or loss of assets under management.

Revenue from the surety insurance segment, consisting of FSC and TSA, decreased 42%, with $829,456 in fiscal 2016 as compared with $1,434,730 for the prior year. Revenues attributable to the insurance segment are as follows:

	Year Ended May 31,
	2016	2015

Premiums earned	$989,552	$915,920
Commissions earned	134,346	9,483
No Claims Bonus from Reinsurers	—	98,000
Net investment income	(215,382)	274,946
Net realized investment gains	(79,060)	136,381

Total	$829,456	$1,434,730

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be more seasonal from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business

Investment income is expected to remain relatively consistent from period to period, but can fluctuate based on interest rates, market conditions, growth or loss of business, and investment funds expended in the payment of claims. The decrease in revenues reflected above is mainly attributable to the severe drop in market value of an investment account held as a result of a contractual arrangement, where the Company receives any appreciation and earning in excess of the initial deposit of collateral by a principal bondholder as well as realized losses of ($79,060) in 2016 compared to realized gains of $136,000 in 2015 on the sale of investments. Gross premium written in fiscal 2016 amounted to $1,386,837 as compared to $1,382,725 in fiscal 2015 and is reflective of a slight increase in the volume of bonds required for new and existing clients. Commission income earned for the placement of bonds with outside insurers also increased from $9,483 in 2015 to $134,346 in 2016. This increase in commission revenue for 2016 is derived from one subsidiary’s facilitation of a contract with an outside company and a separate subsidiary to provide replacement bonding for premium income. The Company did not record a No Claims Bonus for the year ended May 31, 2016 due to the recording of a claim reserve in excess of the minimum amount specified in the reinsurance contract period covering October 1, 2014 through December 31, 2015.

FSC’s investment holdings in fiscal 2016 averaged $9.748 million as compared to $9.860 million for fiscal 2015, with investment yields relatively flat, from 3.05% to 2.65%. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

Expenses

Incurred policy losses represent the provision for loss and loss adjustment expense for “incurred but not reported” (IBNR) losses attributable to surety bonds issued by FSC. Due to overall concern for the coal industry brought about by substantial pricing competition from natural gas and resultant bankruptcies of publicly traded coal companies, the Company has agreed with its actuary and regulators to increase FSC’s reserves in 2015 and 2016 by recording $179,334 as IBNR for fiscal 2016, or 18% of earned premium, as compared to $968,017 or 106% of earned premium for fiscal 2015, strengthening its reserves by a net of approximately $820,000. In addition, FSC has adjusted the percentage of premium reserved for IBNR by increasing the reserve rate from 12% of earned premium to 23% for partially collateralized bonds beginning January 1, 2016. IBNR loss estimates have been based on actuarial recommendations and management’s judgment that are unique to the FSC’s underwriting approach. Prior to 2014, FSC had not received any claims for losses on any bonds underwritten since business began in 2006.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2016, such costs amounted to $284,127 or 29% of earned premium as compared with $298,756 or 33% in fiscal 2015.

General and administrative expenses for fiscal 2016 were $1,442,606 as compared with $1,809,121 for fiscal 2015, representing an decrease of $366,515 and are comprised of the following:

	Year Ended May 31,
	2016	2015	Difference

Salaries and related costs	$628,855	$642,777	$(13,922)
General office expense	99,417	114,476	(15,059)
Legal and other professional fees	225,739	350,665	(124,926)
Audit, accounting and related services	63,256	169,137	(105,881)
Travel, meals and entertainment	92,866	82,964	9,902
Other general and administrative	332,473	449,102	(116,629)

Total general and administrative	$1,442,606	$1,809,121	$(366,515)

Salaries and related costs, net of deferred internal policy acquisition costs, decreased $13,922 and are comprised of the following:

	Year Ended May 31,
	2016	2015	Difference
Salaries and wages	$572,764	$563,982	$8,782
Commissions	122,599	36,600	85,999
Payroll taxes	53,131	49,375	3,756
Fringe benefits	59,431	81,750	(22,319)
Key-man life insurance	61,137	63,088	(1,951)
Deferred policy acquisition costs	(240,207)	(152,018)	(88,189)

Total salaries and related costs	$628,855	$642,777	$(13,922)

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

Legal and professional fees decreased in 2016 compared to the prior year due to the Company’s above normal efforts and related expenses in 2015 to expand the Company’s business, remove debt of the Company via refinancing and sale of subsidiary stock, and penetrate new markets. In 2015 the Company reclassified an $80,000 deposit from prior years as legal expense for work on a financing arrangement that was not completed. Audit, accounting and related services decreased in 2016 due to a change in accounting and audit service provider in 2015 for the Company which resulted in the delay of audit related expenses for all of 2016.

Other general and administrative expense decreased by approximately $117,000 in 2016 compared to the corresponding 2015 period. This decrease is mainly due to the Company’s writing off accounts receivable of approximately $300,000 as uncollectible in 2015. The Company anticipates that some of these accounts receivable will be paid by an obligor in the future based on verbal agreements with this obligor.

Interest expense and interest income

Interest expense for fiscal 2016 was $915,098 compared to $833,242 in fiscal 2015. Components of interest expense are comprised of the following:

	Year Ended May 31,
	2016	2015	Difference

Interest expense on bridge financing	$24,103	$319,705	$(295,602)
Expense of common shares issued or to be issued in connection with bridge financing and other arrangements	51,322	29,174	22,148
Interest expense on demand and term notes	555,323	426,577	128,746
Other finance charges	284,350	57,786	226,564

Total interest expense	$915,098	$833,242	$81,856

Interest expense increased from $833,242 in fiscal 2015 to $915,098 in fiscal 2016, attributable to several factors; i) interest expense on bridge financing decreased due to elimination of the debt in July 2015, ii) an adjustment in 2016 to correctly record as interest expense part of a mineral asset (land) sale transaction made in 2015 iii) deferral of the issuance of stock as 2% dividend on Series A and B Preferred shares that have requested to be redeemed. In addition, there was a decrease in the market value of common stock used to calculate the price of shares issued as incentive for lending in the year ended 2016, despite an increase in the amount of borrowings in 2016 and the interest associated with those borrowings.

Preferred Stock Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount and accrued but unpaid dividends on preferred stock as follows:

	Year Ended May 31,
	2016	2015
Accrued dividends – mandatorily redeemable preferred stock	$84,492	$80,970
Accrued dividends – equity preferred stock	1,164,143	1,072,461

	$1,248,635	$1,153,431

The Series B class of stock became treated as a liability effective November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the year ended May 31, 2016, dividends of $483,596 associated with the Series B outstanding after that date are deductions from net income and not included in the table above. For the year ended May 31, 2015, dividends of $445,510 associated with the Series B outstanding after November 30, 2009 are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore, these shares of Series A Preferred Shareholders are listed in the liability section of the consolidated balance sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amounts of $65,374 and $62,649, for the years ended May 31, 2016 and 2015, and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Future Direction of the Company

Management believes that the Company’s successful elimination of the $3.5 million Bridge debt has been a substantial positive that will permit its insurance subsidiary to raise significant capital and more fully execute its business plan within the next 12 months. Additional capital will permit FSC to apply for licensing in additional states targeted for our coal reclamation surety program, plus file for approval with the U.S. Treasury to provide bonds for projects on federal lands.

The substantial increase of funds placed in IBNR (a reserve for potential claims) directly strengthened FSC, allowing it to execute larger and more strategic groups of bonds going forward. This charge to income was taken in calendar 2015 and reflected in this fiscal year filing.

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

F: 303-740-9009

www.EKSH.com

EKS&H LLLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jacobs Financial Group, Inc.

Charleston, West Virginia

We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. (the “Company”) as of May 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), cash flows, and Series A redeemable preferred stock and stockholders' deficit for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jacobs Financial Group, Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EKS&H LLLP

EKS&H LLLP

June 30, 2017

Denver, Colorado

Jacobs Financial Group, Inc.
Consolidated Balance Sheets

	May 31, 2016	May 31, 2015
ASSETS

Investments and Cash:

Bonds and mortgaged-back securities available for sale, at fair value	$7,230,261	$7,028,728
(amortized cost - 5/31/16 $7,170,789; 5/31/15 $6,983,957)
Equity investments available for sale, at fair value, net	1,488,440	755,301
Mortgage-back securities held to maturity, at amortized costs	—	—
(market value - 5/31/10 $0; 05/31/09 $5,157,936)
(cost - 5/31/16 $1,550,217; 5/31/15 $778,659)
Short-term investments $197,752 total held before restrictions)	—	—
Cash ($465,810 total held before restrictions)	250,603	197,644
Restricted cash and short term investments (additional $1,655,293
restricted in bonds and equity cost)	412,959	2,119,327
Total Investments and Cash	9,382,263	10,101,000

Investment income due and accrued	63,545	56,172
Premiums and other accounts receivable, net of allowance for
doubtful accounts of $40,658	291,856	372,108
Contractual receivable/(liability) for collateral invested	(431,814)	54,208
Prepaid reinsurance premium	232,647	207,413
Demand note receivable from related party	—	—
Funds deposited with Reinsurers	—	5,689
Deferred policy acquisition costs	171,883	154,977
Furniture, automobile, and equipment, net of accumulated depreciation of $112,627 and $111,929, respectively	1,233	1,936
Note receivable	360,671	—
Related party note receivable	1,121,294	—
Due from relate party	515,488	633,039
Other assets	14,617	14,550
Intangible assets	150,000	150,000

TOTAL ASSETS	$11,873,683	$11,751,092

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses, net	$1,931,779	$2,254,035
Reserve for unearned premiums	681,075	622,144
Advanced premium	45,968	186,271
Accrued expenses and professional fees payable	527,874	708,961
Accounts payable	244,096	178,252
Ceded reinsurance payable	27,898	—
Due to related party	124,723	172,609
Term and demand notes payable to related party	2,331,473	75,000
Demand notes payable to related party	—	—
Notes payable	5,045,969	7,706,619
Accrued interest payable	561,307	2,187,200
Accrued interest payable to related party	24,073	1,932
Deferred sale of FSC stock	1,500,000	—
Other liabilities	92,588	98,372
Funds held in trust for customers	2,068,252	2,352,487
Mandatorily redeemable Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,126 shares issued and outstanding at May 31, 2016 and May 31, 2015, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2016 and May 31, 2015, of $1,670,945 and $1,605,571, respectively.	1,670,945	1,605,571
Mandatorily redeemable Series B Preferred Stock, $.0001 par value per share; 3,136 shares authorized; 2,817 shares issued and outstanding at May 31, 2016 and May 31, 2015; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2016 and May 31, 2015, of $6,331,152 and $5,847,557, respectively.	6,331,152	5,847,557
Total Liabilities	23,209,172	23,997,010

Mandatorily redeemable convertible Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,549 shares issued and outstanding at May 31, 2016 and May 31, 2015, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2016 and May 31, 2015, of $2,159,602 and $2,075,110, respectively.	2,159,602	2,075,110
Series B Preferred Stock, $.0001 par value per share; 3,136.405 shares authorized; 2,817.004 and 9,621.940 (pre exchange to Series C) shares issued and outstanding at August 31, 2010 and May 31, 2010; stated liquidation value of $1,000 per share	—	—
Total Mandatorily Redeemable Convertible Preferred Stock	2,159,602	2,075,110

Commitments and Contingencies (See Notes)

Stockholders' Equity (Deficit)

Series C Preferred Stock, $.0001 par value per share; 10,000 shares authorized; 6,805 shares issued and outstanding at May 31, 2016 and May 31, 2015, respectively; includes $8,441,909 and $7,277,766 accrued Series C dividends, respectively; aggregate liquidation value at May 31, 2016 and May 31, 2015, of $14,472,840 and $13,308,697, respectively.	14,472,840	13,308,697
Common stock, $.0001 par value per share; 490 million shares authorized; 385,092,203 and 368,758,154 shares issued and outstanding at May 31, 2016 and May 31, 2015, respectively	37,991	36,357
Additional paid in capital	4,615,374	4,199,387
Accumulated deficit	(33,159,411)	(31,886,882)
Accumulated other comprehensive income	(2,305)	21,413
Noncontrolling Interest	540,420	—
Total Stockholders' Equity (Deficit)	(13,495,091)	(14,321,028)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,873,683	$11,751,092

Jacobs Financial Group, Inc,
Consolidated Statements of Operations

	Year Ended May 31,

	2016	2015

Revenues:

Investment advisory services	$109,194	$121,514
Insurance premiums and commissions	1,123,898	1,023,403
Net investment income (losses)	(215,382)	274,946
Net realized investment gains (losses)	(79,060)	136,381
Other income	316,267	19,376
Interest and dividend income	80,912	—
Total Revenues	1,335,829	1,575,620

Operating Expenses:

Provision for policy losses	179,335	968,017
Insurance policy acquisition costs	284,127	298,756
General and administrative	1,442,606	1,809,121
Mutual fund costs	—	—
Depreciation	1,251	4,478
Total Operating Expenses	1,907,319	3,080,372

Income (Loss) from Operations	(571,490)	(1,504,752)

Gain on debt extinguishment	1,919,532	1,257,536
Accrued dividends of Series A Mandatorily Redeemable
Preferred Stock	(65,374)	(62,649)
Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock	(483,596)	(445,510)
Interest expense	(915,098)	(833,242)

Net Income (Loss)	(116,026)	(1,588,617)

Less:
Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(84,492)	(80,970)
Accrued dividends on Series C Preferred Stock equity	(1,164,143)	(1,072,461)

Plus:
Net (loss) Attributable to Noncontrolling Interest	92,131	—

Net Income (Loss) Attributable to JFGI Stockholders	$(1,272,530)	$(2,742,048)

Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share	$—	$(0.01)

Weighted-Average Shares Outstanding	381,912,411	364,552,677

Jacobs Financial Group, Inc,
Consolidated Statements of Comprehensive Income (Loss)
	Year Ended May 31,

	2016	2015

Net Income (loss)	$(116,026)	$(1,588,617)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(84,492)	(80,970)
Accrued dividends on Series C Preferred Stock equity	(1,164,143)	(1,072,461)

	(1,248,635)	(1,153,431)

Net (loss) attributable to common stockholders	$(1,364,661)	$(2,742,048)

Other comprehensive income (loss):

Reclassification of investments from Held to Maturity to Avaialble for Sale	—	—

Unrealized gain (loss) of available-for-sale investments arising during period	(28,359)	(51,473)

Reclassification adjustment for realized loss included in net loss	4,641	(66,034)

Unrealized loss attributable to available-for-sale investments recognized in other comprehensive income (loss)	(23,718)	(117,507)

Comprehensive (Loss)	(1,388,379)	(2,859,555)

Comprehensive (Loss) Attributable to Noncontrolling Interest	$(94,503)	$—

Comprehensive (Loss) Attributable to JFGI	$(1,293,876)	$(2,859,555)

Jacobs Financial Group, Inc,
Consolidated Statements of Cash Flows
	Year Ended May 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(116,026)	$(788,617)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) decrease in short-term investments	1,414,868	425,994
Unearned premium	(106,606)	35,911
Stock option expense	—	—
Stock issued in connection with financing arrangements	12,987	3,768
Stock issued in connection with dividend arrangements	37,184	25,406
Accrual of Series A preferred stock dividends	65,374	62,649
Accrual of Series B preferred stock dividends and accretion	483,596	445,511
Stock issued in connection with services rendered	—	—
Provision for loss reserves	(322,256)	168,017
Amortization of premium	96,216	99,685
Depreciation	1,251	4,478
Accretion of discount	—	(2,870)
Realized (gain) loss on sale of securities	79,061	(136,381)
Gain on extinguishment of debt	(1,919,532)	(1,257,536)
Loss on disposal of equipment	—	—
Change in operating assets and liabilities:
Other assets	(67)	77,549
Premium and other receivables	566,273	(197,564)
Investment income due and accrued	(11,353)	15,892
Deferred policy acquisition costs	(16,906)	(2,369)
Related party accounts payable	(47,886)	28,100
Accounts payable	65,844	(35,582)
Accrued expenses and other liabilities	(246,738)	(113,761)

Net cash flows from operating activities	35,284	(1,141,720)

CASH FLOWS FROM INVESTING ACTIVITIES

Short-term loan	—	—
Costs of bonds acquired	(1,775,947)	(1,772,826)
Costs of mortgaged-backed securities acquired	—	(1,308,567)
Purchase of equity securities	(1,899,637)	(1,266,618)
Purchase of securities available for sale	—	—
Redemption of bonds upon call or maturity	—	—
Proceeds from sale of securities available for sale	1,910,797	2,834,890
Repayment of mortgage-backed securities	631,121	772,717
(Purchase)/Collection - accrued interest	3,980	(9,973)
Purchase of furniture and equipment	(548)	(1,679)

Net cash flows used in investing activities	(1,130,234)	(752,056)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt	1,957,658	1,008,718
Repayment of related party debt	(971,207)	(1,652,038)
Proceeds from borrowings	1,171,192	7,118,400
Repayment of borrowings	(2,319,269)	(4,546,850)
Proceeds from issuance of Series B preferred stock	—	—
Redemption of Series B preferred stock	—	—
Proceeds from issuance of common stock	—	—
Payment of lendings	(500,000)	—
Payment of related party lendings	(1,250,000)
Proceeds from repayment of lendings	139,329	—
Proceeds from repayment of related party lendings	128,706
Proceeds from sale of subsidiary stock	1,000,000	—
Proceeds from deferred sale of subsidiary stock	1,500,000	—
Proceeds from exercise of common stock warrants	—	—

Net cash flows from (used in) financing activities	856,409	1,928,230

NET INCREASE (DECREASE) IN CASH	(238,541)	34,454

CASH AT BEGINNING OF PERIOD	$704,351	$669,897

CASH AT END OF PERIOD	$465,810	$704,351

SUPPLEMENTAL DISCLOSURES

Interest paid	$918,048	$290,627
Income taxes paid	—	—

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt	$12,987	$3,768

Jacobs Financial Group, Inc.
Consolidated Statement of Series A Redeemable Preferred Stock and Stockholders' Equity (Deficit)
For the Year Ended May 31, 2016

			Stockholders' Equity (Deficit)
	Series A
	Mandatorily Redeemable		Common Stock			Series C Preferred			Accumulated		Total
					Additional				Other		JFGI	Total
	Preferred Stock				Paid-In		Amount	Accumulated	Comprehensive	Noncontrolling	Shareholder's	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Shares	and APIC	Deficit	Income (Loss)	Interest	Interest	Interest

Balance, May 31, 2015	1,549	$2,075,110	363,574,218	$36,357	$4,199,387	6,805	$13,308,697	$(31,886,882)	$21,413	$—	$(14,321,028)	$(14,321,028)

Issuance of common stock as compensation for services	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common stock as additional consideration in financing arrangements	—	—	16,334,049	1,634	48,538	—	—	—	—	—	50,172	50,172

Accrued dividends of Series A mandatorily redeemable convertible preferred stock	—	84,491	—	—	—	—	—	(84,491)	—	—	(84,491)	(84,491)

Accrued dividends of Series C equity preferred stock	—	—	—	—	—	—	1,164,143	(1,164,143)	—	—	—	—

Sale of noncontrolling interest of subsidiary	—	—	—	—	367,449	—	—	—	—	632,551	367,449	1,000,000

Unrealized (loss) on available for sale securities	—	—	—	—	—	—	—	—	(23,718)	—	(23,718)	(23,718)

Net (loss), year ended May 31, 2016	—	—	—	—	—	—	—	(23,895)	—	(92,131)	(23,895)	(116,026)

Balance, May 31, 2016	1,549	$2,159,602	379,908,267	$37,991	$4,615,374	6,805	$14,472,840	$(33,159,411)	$(2,305)	$540,420	$(14,035,511)	$(13,495,091)

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note A – Organization and Business

Organization and Nature of Business

Jacobs Financial Group, Inc. (the “Company” or “JFG”), formerly NELX, Inc., was incorporated in Kansas on March 25, 1983. In 2001, the Company acquired all the outstanding stock of two corporations located in Charleston, West Virginia: Jacobs & Company (“Jacobs”) and FS Investments, Inc. (“FSI”). Jacobs is a registered investment advisory firm that derives its revenue from asset-based investment advisory fees. FSI, through its wholly-owned subsidiary Triangle Surety Agency, Inc. (“Triangle”), is engaged in the business of placing surety bonds with insurance companies for clients engaged in regulated industries, such as the extraction of coal, oil and gas. FSI receives commission income from the placement of these bonds and is licensed in five states primarily in the eastern United States. On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire & Casualty Company (“WVFCC”), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition of WVFCC consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines of business offered by WVFCC were not insurance lines that the Company intended to pursue. Following the acquisition, the name of WVFCC was changed to First Surety Corporation (“FSC”). FSC receives insurance premium income in connection with the issuance of surety bonds. The Company and its subsidiaries are subject to the business risks inherent in the financial services industry.

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

Non-Controlling Interest

First Surety Corporation, a subsidiary of the Jacobs Financial Group, Inc. has a non-controlling ownership interest. The Company’s board of directors has authorized the sale of up to nine Units (5% per Unit), which, if completed, would include forty-five percent (45%) of the outstanding stock of FSC.

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

Jacobs Financial Group, Inc.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed as of May 31, 2016 or 2015. The Company's tax returns subject to examination by tax authorities include May 31, 2011 through the current period for state and federal tax reporting purposes.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820)”, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient, and requires separate disclosure of those investments instead. These disclosures were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have an impact on the Company’s financial condition, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)”, which simplify the accounting for measurement period adjustments by eliminating the requirements to restate prior period financial statements for these adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard, which should be applied prospectively to measurement period adjustments that occur after the effective date, was effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.

On October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”, that affects reporting

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

entities that are required to evaluate whether they should consolidate a Variable Interest Entity (VIE) in certain situations involving entities under common control. The amendments in this Update will be effective for the Company in the first quarter of 2017. The adoption of the new accounting rules will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In November 2015, the FASB issued an ASU 2015-17, “Income Taxes (Topic 740)”, an update to simplify income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.

This update is effective for the Company first quarter 2017 and is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323)”, that eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard will be effective for the Company on January 1, 2017. The adoption of the new accounting rule is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new rules are effective for the Company in the first quarter of 2017. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10)”, which updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance will be effective for the Company as of January 1, 2018. The updated accounting guidance requires, with certain exceptions, a cumulative effect adjustment to beginning retained earnings when the guidance is adopted. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The guidance is intended to reduce the diversity in practice as to how certain cash receipts and cash payments are

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

presented and classified in the statement of cash flows by providing guidance for several specific cash flow issues. In addition, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendment requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new rules will be effective for the Company in the first quarter of 2018. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s cash flows.

Management has assessed the potential impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

Note C – Investments

The Company held the following investments, by security type, that were classified as available-for-sale and carried at fair value at May 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	$4,013,256	$64,789	$58,217	$4,019,828
Equity securities	1,628,713	91,339	155,299	1,564,753
Derivatives	(78,497)	(7,329)	(9,513)	(76,313)
Mortgage Backed Securities	3,157,534	67,689	14,790	3,210,433
	$8,721,006	$216,488	$218,793	$8,718,701

The Company held the following investments, by security type, that have been classified as available-for-sale and carried at fair value at May 31, 2015:

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

There are no securities classified as held to maturity at May 31, 2016 or May 31, 2015.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Assets measured at fair value on a recurring basis are summarized below:

	May 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Fixed income securities at fair value	$—	$7,230,261	$—	$7,230,261
Equity securities at fair value (includes derivatives)	1,488,440	—	—	1,488,440
Short-term investments at fair value	197,752	—	—	197,752
Total Assets	$1,686,192	$7,230,261	$—	$8,916,453

	May 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Fixed income securities at fair value	$—	$7,028,728	$—	$7,028,728
Equity securities at fair value (includes derivatives)	755,301	—	—	755,301
Short-term investments at fair value	1,612,620	—	—	1,612,620
Total Assets	$2,367,921	$7,028,728	$—	$9,396,649

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2016 or at May 31, 2015.

At May 31, 2016, the Company’s insurance subsidiary had securities and short-term investment with a fair value of $1,171,307 on deposit with the State insurance department to satisfy regulatory requirements. In connection with regulatory approval of the Company’s acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the state Insurance Commissioner. Accordingly, investments and cash in the amount of $9,386,503 and $10,100,908 as of May 31, 2016 and 2015, respectively, are restricted to the use of FSC.

At May 31, 2016, the Company’s insurance subsidiary had cash, securities and short term investments held as collateral for their bonding program in the amount of $2,068,252.

Principal repayments on U.S. government agency mortgage-backed securities held by the Company as of December 31, 2016 are estimated as follows:

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Amortized Cost	Fair Market Value
Due in one year or less	$725,940	$730,887
Due after one year through five years	1,076,573	1,117,073
Due after five years through ten years	958,413	964,405
Due after ten years	396,608	398,068
	$3,157,534	$3,210,433

Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

An analysis of net investment income follows:

	2016	2015
Bonds – fixed maturities	$154,300	$102,187
Mortgage-backed securities	113,654	132,726
Equity investments	38,910	36,703
Short-term investments	151	60
Other investment income	(485,479)	41,619
Total investment income	(178,464)	313,295
Investment expense	36,918	38,349
Net investment income	$(215,382)	$274,946

The unrealized appreciation (depreciation) of investments were as follows:

	2016	2015

Bonds-fixed maturities	$46,790	$(60,892)
Mortgage-backed securities	(32,089)	(7,164)
Equity securities	(38,419)	(49,450)
Increase (decrease) in unrealized appreciation	$(23,718)	$(117,506)

Gains and losses are calculated based on sales proceeds received less the cost of the security sold, which is determined by specific identification for each investment. The gross gains and gross losses realized on available-for-sale securities were as follows:

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Gross Proceeds	Gross Realized Gains	Gross Realized Losses
2016
Bonds-fixed maturities	$858,870	$6,346	$(9,253)
Mortgage-backed securities	—	—	—
Equity securities	391,758	8,965	(36,135)
Derivatives (equity securities)	598,984	113,407	(162,390)
Total	$1,849,612	$128,718	$(207,778)
2015
Bonds-fixed maturities	$1,453,069	$35,239	$(2,352)
Mortgage-backed securities	—	—	—
Equity securities	1,221,704	138,421	(2,572)
Derivatives (equity securities)	169,889	29,316	(61,670)
Total	$2,844,662	$202,976	$(66,594)

The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2016 and May 31, 2015.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or More		Total
	Cost (a)	Unrealized Losses	Cost (a)	Unrealized Losses	Fair Value	Unrealized Losses
2016
Equity securities	$571,913	$80,340	$244,664	$74,960	$661,277	$155,300
Bonds- Fixed Maturities	493,941	10,003	2,004,819	48,214	2,440,543	58,217
Mortgage-backed securities	894,532	5,118	535,416	9,672	1,415,158	14,790
Total	$1,960,386	$95,461	$2,784,899	$132,846	$4,516,978	$228,307
2015
Equity securities	$364,217	$16,905	$94,064	$25,217	$416,159	$42,122
Bonds- Fixed Maturities	1,765,902	54,453	779,118	13,704	2,476,863	68,157
Mortgage-backed securities	784,332	5,105	91,997	1,360	869,864	6,465
Total	$2,914,451	$76,463	$965,179	$40,281	$3,762,886	$116,744

(a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

As of May 31, 2016, the Company held twenty-seven mortgage-backed securities with gross unrealized losses of $14,790, four of which have been in a continuous loss position for more than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates.

As of May 31, 2016, the Company held fifteen fixed maturity bonds with gross unrealized losses of $58,217, seven of which have been in a continuous loss position for more than 12 months.

As of May 31, 2016, the Company held seventeen equity security investments with gross unrealized losses of $155,300, two of which have been in a continuous loss position for more than 12 months. These securities consist of common stock whose fair value is sensitive to movements in market interest rates.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note D-Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.

	2016	2015

Balance at beginning of year	$154,978	$152,608
Acquisition costs deferred	301,032	301,126
Amortization charged to operations	(284,127)	(298,756)
Total	$171,883	$154,978

Note E – Other Assets

Included in other assets as of May 31, 2016 and May 31, 2015 are $14,617 and $14,550 of prepaid expenses and deposits.

Note F – Intangibles

As the result of the acquisition of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2016 and 2015.

Note G - Reserve for Losses and Loss Expense

Reserves for unpaid losses and loss adjustment expenses are estimated based primarily on management’s judgment as the Company has incurred limited losses since its inception and available industry data is also extremely limited. In the event of the Company receiving a claim it will use individual case basis estimates including all estimated future expenses to settle such claims. As of May 31, 2016, the Company’s insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit reclamation bonds while also providing other miscellaneous surety bonds, most of which are partially collateralized by investment accounts that are managed by Jacobs & Company. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is being mined.

Additionally, no two principals or properties are alike due to varied company structures and unique geography and geology of each site. In underwriting such bonds, management

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced two claims for loss through May 31, 2016 (one fiscal 2016, detailed below) and thus provisions for losses and loss adjustment expense have been based on management’s experience adjusted for other factors unique to the Company’s approach, and in consultation with actuaries experienced in the surety field. In August 2015, the Company paid a claim on a called bond in the amount of $550,000, of which $75,000 was paid using collateral of the principal. The remaining $475,000 has been established as a salvage reserve to be repaid with the assignment of proceeds from sales of stock and an assignment of a promissory note as additional collateral with total assigned values in excess of the salvage reserve.

The Company incurred loss adjustment expenses of $26,590 ($25,000 in Fiscal 2014) related to costs of engaging experts, attorney fees, and consultants for potential claims. These costs were charged against established case reserves and bulk reserves.

As a result of an examination by the West Virginia Insurance Commissioner, a reserve strengthening in the form of an increase to the Loss Reserve was recorded in Fiscal 2015 and 2016 in the amounts of approximately $800,000 and $20,402.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

At May 31, 2016 and May 31, 2015, the reserve for losses and loss expenses consisted of:

	2016	2015

Balance at beginning of year	$2,254,035	$1,286,018
Incurred policy losses-current year	243,632	968,017
Incurred policy losses-prior year	20,402	—
Paid policy losses – current year	(1,590)	—
Paid policy losses-prior year	(25,000)	—
Balance at end of year	$2,491,479	$2,254,035

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note H – Notes Payable

At May 31, 2016 and 2015, the Company had the following unsecured notes payable to individuals:

	2016	2015

Secured notes payable to individuals; interest rate fixed @ 8%; secured by 500 shares FSC stock ($1,387,573 related party for 2016)	$4,334,997	$4,185,684
Secured notes payable to same individuals as above with same collateral; no interest;	235,000	250,000
Unsecured demand notes payable to individuals and others; no interest ($83,900 related party in 2016)	113,050	22,000
Unsecured demand notes payable to individuals and others; interest rate fixed @ 10% ($75,000 to related party)	1,506,859	1,533,422

Unsecured demand notes payable to individuals and others; interest rate fixed @ 12%	15,000	15,000

Unsecured demand note payable to individuals; interest rate fixed @ 14%;	1,658	6,254

Secured demand note payable to individuals; interest rate fixed @ 10%; secured by accounts receivable for investment advisory fees	36,628	44,260

Unsecured demand note payable to individuals; interest rate fixed @ 2% ($785,000 related party)	885,000	—
Secured notes payable to individuals; interest rate fixed @ 10%; secured by shares FSC stock	249,250	—
Unsecured note(s)payable to individual(s) under bridge- financing arrangements described below	—	1,725,000
Total	$7,377,442	$7,781,619

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

During the year ended May 31, 2015, the Company borrowed $75,000 from a board member. Accrued related party interest of $9,452 is payable to this individual at May 31, 2016.

During the year ended May 31, 2016, an individual who holds secured notes payables from the Company, became a greater than 10% owner of outstanding common stock of the Company. During the year ended May 31, 2016, the Company borrowed additional money from this individual and entities controlled by this individual. Amounts owed to this individual (and the individual’s companies and relatives) at May 31, 2016 consisted of $868,900 in demand notes, $1,387,573 in notes payable secured by FSC stock, and $14,621 in accrued interest.

All notes payables, with the exception of the bridge-financing arrangement and those secured by FSC stock are on demand terms and therefore current. The terms of the bridge-financing arrangement (which was paid off in 2016) are detailed in the following paragraphs.

In accordance with the terms of the first round bridge-financing of $2.5 million on March 10, 2008, the holders of such notes were paid accrued interest-to date and issued 5.00% of the Company's common shares. During 2009, holders of the second round of bridge-financing notes of $1.0 million received 2.00% of the Company's common shares. Upon retirement of the notes subsequent to consummation of a qualified equity offering, the Company was to issue to the holders of the bridge financing notes additional Company common stock that when added to the stock initially issued to the holders of the notes, would equal the note holders’ pro rata share of the applicable percentage of the outstanding common stock of the Company as follows: If the qualified financing consists of $50 million or more, the holders of such notes will receive 28% of the common stock of the Company that would otherwise be retained by the holders of the Company's common shares immediately prior to the financing; if the qualified financing is for an amount less than $50 million, the percentage will be reduced on a sliding scale to a fraction of 28% of the amount retained by the holders of the Company's common shares (where the numerator is the amount of financing and the denominator is $50 million). This feature was analyzed and determined to be an embedded derivative, but the value was considered to be immaterial, and therefore was not recorded.

Beginning September 10, 2008, because a qualified financing had not been completed, the Company became required under the terms of the bridge financing to issue 2.80% of the Company's outstanding common shares and shall issue 2.80% of the Company's outstanding common shares upon each six-month anniversary date thereof until retirement of the notes. This feature was analyzed and determined to be an embedded derivative, but the value was considered to be immaterial and therefore was not recorded for the remaining shares to be issued. Pursuant to the terms of the Promissory Notes, the first two of 20 equal quarterly installments of principal and interest payable thereunder were to have been paid on December 10, 2008 and March 10, 2009 (the “Initial Amortization Payments”). As the result of upheavals and dislocations in the capital markets, the Company was unable to either refinance the indebtedness evidenced by the Promissory Notes or make the Initial

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Amortization Payments to the Holders when due; and an Event of Default (as defined in the Promissory Notes) occurred under the Promissory Notes as a result of the Company’s failure to pay the Initial Amortization Payments within 14 days after same became due and payable.

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

In anticipation of a proposed financing and as a condition thereof, the Company and each of the bridge lenders entered into a loan modification agreement dated February 25, 2012 which provided for modification of the Promissory Notes, including an extension of the term of the promissory notes, and subscription agreements in exchange for a partial cash payment to each bridge lender. On August 10, 2012, the Company entered into an agreement with the bridge lenders, pursuant to which the bridge lenders formally agreed to forbear from exercising their rights and remedies arising from the accumulated acknowledged events of default with respect to the bridge loans until such date. As consideration for this forbearance, the Company entered into an Amended and Restated General Hypothecation and Pledge Agreement dated August 9, 2012 (the “August 2012 Pledge”), but effective September 23, 2011, granting to the bridge lenders as security for the repayment of the loans a lien and security interest in all of the Company’s shares of capital stock of First Surety Corporation. Under the August 2012 Pledge, the bridge lenders acknowledged that the effectiveness of certain of the rights and remedies provided by such agreement would be subject to prior approval by the Office of the Commissioner of Insurance for the State of West Virginia.

On July 9, 2014 the Company completed a $4,500,000 financing.  In effect, FSI, a subsidiary of the Company, borrowed the funds at 8.00% interest with principal repayments on a ten year schedule.  Proceeds of the borrowing were applied (i) to purchase from certain bridge lenders, after waiving interest of approximately $1.6 million, i.e. 50.7%, ($1.775 million face amount) of the outstanding senior $3.5 million financing dating from 2008, together with the associated collateral, (ii) to pay in full delinquent tax liabilities owed to the Internal Revenue Service and State of West Virginia, (iii) to pay an outstanding judgment, and (iv) to pay certain other current liabilities. FSI therefore became a member of the Bridge Loan and notified the Collateral Agent for the group of its purchase and majority holding. The transaction restored majority control of FSC to the Company.

On August 5, 2015 the Company completed a $1,600,000 transaction which resulted in its acquisition of the remaining 49.3% ($1.725 million face amount) senior promissory notes of the $3.5 million financing dating from 2008, after waiving interest of approximately $1.8 million. Upon closing of the acquisition, the collateral securing the senior promissory notes, 1,000 shares (100%) of FSC and 1,000 shares (100%) of CMW, was released to the Company. This extinguishment of debt resulted in a gain from forgiven principal and

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

interest in the amounts of $125,000 and $1,795,000, respectively for a total gain of $1,920,000.

The transaction was funded through sale in a private offering of investment units (Units) that consisted of 5.00% of the outstanding shares of FSC and 500,000 common shares of the Company. $1,600,000 was raised through a combination of cash, partial assignments of loans back to the Company that were debt of the Company and loans that are convertible into purchase of Units. The Registrant’s Board of Directors has authorized the sale of up to nine Units, which, if completed, would include forty-five percent (45%) of the outstanding stock of FSC.

Scheduled maturities are as follows:

2016

Fiscal year 2016-2017 (including demand notes)	$2,696,038
Fiscal year 2017-2018 (including demand notes)	280,256
Fiscal year 2018-2019 (including demand notes)	366,392
Fiscal year 2019-2020 (including demand notes)	500,181
Fiscal year 2020-2021 (including demand notes)	541,696
Thereafter	2,477,391
Total	$6,861,954

Note I - Other Liabilities

As of May 31, 2016, the Company had accrued and withheld approximately $31,000 in Federal payroll taxes and approximately $31,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities.

As of May 31, 2016, the Company had accrued and withheld approximately $44,000 in West Virginia payroll withholdings and approximately $7,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities.

As of May 31, 2016 and May 31, 2015 the Company held approximately $2,068,192 and $2,352,427 respectively in its cash and investment accounts that was for the benefit of clients as collateral for their surety bonding program.

Note J - Preferred Stock

Redeemable Preferred Stock

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2016, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000, of which no shares were issued in fiscal 2016 or 2015.

The Company’s outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2016, the Company has received requests for redemption of 1,026 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2016, is $1,535,688.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

On December 30, 2005, through a private placement, the Company issued 3,980 shares of 8% Non-Voting Series B Convertible Preferred Stock (Series B Preferred Stock), along with 19,900,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $2,985,000; and issued 4,891 shares of Series B Preferred Stock, along with 24,452,996 warrants for common shares of Company stock as additional consideration, for a conversion of $3,667,949 of indebtedness of the Company, in connection with the Company's acquisition of FSC. Holders of the Series B Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of eight percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $80 per share). The Series B Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and non-assessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company has not issued any additional shares of Series B Preferred Stock during fiscal 2016.

The Company’s outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock that had not requested exchange to the Company’s Series C Preferred stock became entitled to request that the Company redeem their Series B Shares. As part of the exchange to Series C Preferred Stock in September 2009, the shares that did not exchange were treated as a liability on the balance sheet. As of May 31, 2016, of the 2,817 shares of Series B Preferred that remained outstanding, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2016, is $5,099,573.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $108,386 in fiscal 2016 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,669,587 in fiscal 2015.

Equity Preferred Stock

As a means of alleviating obligations associated with the Company's Series B

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

For the year ended May 31, 2010, 6,805 shares of Series B Stock were surrendered and exchanged for 6,805 shares of Series C Stock.  This exchange amounted to $6,269,051 of carrying value of Series B stock being exchanged for Series C and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Stock holders at the rate of 2,000 Common shares for each exchanged Series B Stock, with the related cost associated with the Common issuance offsetting the Series C carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period proceeding the date of the transaction. Series C stock may be redeemed by the Company but does not have a fixed maturity date and, thus, is classified as permanent equity. For the year ending May 31, 2016, 2,817 shares of Series B Stock had not been exchanged.

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders’ equity and a credit to the equity of equity preferred stock of $1,164,143 in fiscal 2016 as compared with a charge to common stockholders’ equity of $1,072,461 in fiscal 2015.

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

Jacobs Financial Group, Inc.

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

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. The shares of Series B Preferred Shareholders that chose not to convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. Dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $483,596 for the year ended May 31, 2016. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the year ended May 31, 2016.

During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. These shares of Series A Preferred Shareholders are listed in the liability section of the Balance Sheet as of May 31, 2016, in the amount of $1,670,945, which consists of the fully accreted $1,126,000 face value of stock and $544,945 in dividends payable. The dividends associated with these shares of Series A stock for the year ended May 31, 2016, is a deduction from net income in the amount of $65,374. There was no current accretion on these shares of Series A stock.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

As of May 31, 2016 the Company has chosen to defer payment of dividends on Series A Preferred Stock with such accrued and unpaid dividends amounting to $1,155,545 through May 31, 2016. These dividends are included in the amounts reported on the face of the balance sheet for each classification of Series A stock.

As of May 31, 2016 the Company has chosen to defer payment of dividends on Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $3,516,674 and $8,441,909 through May 31, 2016, respectively. These dividend are included in the amounts reported on the face of the balance sheet for each respective classification if stock.

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

The Plan’s terms defined that it would terminate upon the earlier of (1) the adoption of a resolution by the Company terminating the Plan; or (2) ten years from the date on which the Plan is initially approved by the stockholders of the Company, therefore the Plan terminated on October 12, 2015.

There were no options exercised in fiscal 2016 or 2015. There is no unrecognized compensation expense related to non-vested awards at May 31, 2016 or May 31, 2015 as all awards are fully vested.

Note M – Income Taxes

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Such differences include the income recognition of a portion of the

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

unearned premium reserve, loss reserve deductibility, accruals not currently deductible relating to stock option expense and certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2016, the Company had estimated operating loss carry forwards of approximately $16.3 million. These carry forwards began expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

The Company has fully reserved the $5.5 million tax benefit of the operating loss carry forward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

Note N – Stockholders’ Equity

In fiscal 2016, the Company issued 1,878,000 shares of the Company's common stock as additional consideration in connection with new and continued borrowings totaling $1,878,000. The shares were valued at approximately $.002887 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $5,422.

In fiscal 2016, the Company issued 11,956,049 shares of the Company’s common stock in connection with the additional 2% stock dividend associated with Series A and B Preferred shares that were requested to be redeemed upon maturity (see Note J). The shares were valued at approximately $.003208 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $38,352.

In fiscal 2016, the Company issued 2,500,000 shares of the Company's common stock as additional consideration for the purchase and loans convertible into the purchase of 25% of FSC subsidiary stock. The shares were valued at approximately $.002566 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $6,415.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

In fiscal 2015, the Company issued 10,221,845 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.005525 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $56,476. Of these shares, 5,183,936 were issued to a subsidiary as the successor owner of 50.7% of the bridge financing arrangement. These shares were valued at approximately ..005525 per share based on the average quoted closing price of the Company’s stock for the 20-day period preceding the date of the transaction and totaled $28,641.

In fiscal 2015, the Company issued 5,183,936 shares of the Company's common stock in connection with the semi-annual issuance of shares under terms of the bridge-financing arrangement. The shares were valued at approximately $.005525 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $(28,641).

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

Statutory capital and surplus as of May 31, 2016 and 2015 and net income for the Company’s insurance subsidiary for the calendar year ended December 31, 2015 and 2014 and five-month periods ended May 31, 2016 and 2015 are as follows:

Statutory Capital and Surplus	May 31, 2016	$4,958,584
Statutory Capital and Surplus	May 31, 2015	$5,830,379

Net Income	Calendar year 2015	$(762,295)
Net Income	Calendar year 2014	$232,337

Net Income	Five-month period 2016	$37,446
Net Income	Five-month period 2015	$189,559

Statutory surplus exceeds the West Virginia state law minimum capital requirements of $2.0 million.

Under the West Virginia insurance code, ordinary dividends to stockholders are allowed to be paid only from that part of the insurance subsidiary’s (FSC’s) available surplus funds

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

On March 26, 2012 the Commissioner of the State of West Virginia (WVOIC) terminated in its entirety the Amended Consent Order of June 7, 2007 and terminated the restrictive conditions of the Consent Order issued December 23, 2005 which approved acquisition of FSC by the Company. Among other consequences, removal of these restrictions allowed dividends to be declared by and paid from FSC to the Company. Dividends in the amounts of $173,000 were declared and paid for the twelve month period ending May 31, 2015. No dividends were declared or paid for the twelve month period ending May 31, 2016.

The dividends for 2015 were deemed by the WVOIC to be extraordinary, causing the insurance subsidiary (FSC) to be fined $5,000 due to not obtaining consent prior to payment.

Note P – Commitments and Contingencies

Lease Commitments

The Company leases certain office equipment with combined monthly payments of approximately $545 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $6,897 each month.

The Company’s inactive subsidiary, Crystal Mountain Spring Water, holds an undeveloped leasehold interest in a mineral water spring located near Hot Springs, Arkansas. Under the leasehold arrangement, the Company makes minimum lease payments of $180 per month. The Company has options to extend the leasehold arrangement through October 2026 and also has a right to cancel the lease at any time upon sixty (60) days written notice.

Rental expense for these lease commitments totaled approximately $45,086 and $55,301 during fiscal years 2016 and 2015.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2016 are:

Fiscal year 2016-2017	$32,136
Fiscal year 2017-2018	32,136
Fiscal year 2018-2019	29,458
Total	$93,730
F-41

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

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

The carrying values and fair values of the Company’s financial instruments at May 31, 2016 and 2015 are as follows:

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Bonds available for sale	$7,170,789	$7,230,261	$6,983,957	$7,028,728
Cash and short-term investments	663,562	663,562	2,316,971	2,316,971
Premiums and other receivables	(76,413)	(76,413)	482,488	482,488
Equity securities (including derivatives)	1,550,217	1,488,440	778,659	755,301

LIABILITIES
Notes payable	6,861,954	6,861,954	7,148,580	7,148,580
Accounts payable and advance premiums	414,787	414,787	537,132	537,132
Accrued expenses and other liabilities	3,274,094	3,274,094	5,348,952	5,348,952

Note R – Other Risks and Concentrations

Concentration of Credit Risk

As of May 31, 2016 the Company’s investment securities of approximately $8,900,000 are comprised solely of mortgage-backed securities, fixed maturity municipal bonds, equity investments, and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

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

Concentration in Products, Markets and Customers

The Company’s insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 66% and 54% of the Company’s

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

fiscal 2016 and 2015 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 36% and 39% of the Company’s fiscal 2016 and 2015 revenues, respectively, as follows:

	2016		2015
	Surety Premium	Investment Advisory Fees	Surety Premium	Investment Advisory Fees

Customer group #1	$116,000	$—	$166,000	$—
Customer group #2	190,000	17,000	183,000	21,000
Customer group #3	180,000	3,000	224,000	3,000
Customer group #4	205,000	4,000	204,000	3,000
Total	$691,000	$24,000	$777,000	$27,000

Note S – Segment Reporting

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

	Year Ended
Industry Segment	May 31, 2016	May 31, 2015
Revenues:
Investment advisory	$506,373	$140,890
Surety insurance	829,456	1,434,730
Corporate	—	—
Total revenues	$1,335,829	$1,575,620

Operating Income (Loss):
Investment advisory	$(49,976)	$(56,377)
Surety insurance	(1,678,551)	(907,081)
Corporate	468,785	(625,159)
Total operating income (loss)	$(1,259,742)	$(1,588,617)

Identifiable Assets:
Investment advisory	$43,129	$45,871
Surety insurance	9,831,940	11,071,469
Corporate	1,483,127	713
Total assets	$11,358,196	$11,118,053

Capital Acquisitions:
Investment advisory	$—	$—
Surety insurance	—	1,679
Corporate	548	—
Total capital acquisitions	$548	$1,679

Depreciation Charged to Identifiable Assets:
Investment advisory	$—	$—
Surety insurance	1,236	4,478
Corporate	15	—
Total Depreciation	$1,251	$4,478

Interest Expense:
Investment advisory	$—	$64
Surety insurance	350,099	309,349
Corporate	564,999	523,829
Total interest expense	$915,098	$833,242

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

During fiscal 2016, advances to the Company from Mr. Jacobs amounted to $1,088,758, and repayments to Mr. Jacobs amounted to $971,207. As of May 31, 2016, the balance due from Mr. Jacobs was $515,488. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2016 was $549,143.

During fiscal 2015, advances to the Company from Mr. Jacobs amounted to $1,008,717, and repayments to Mr. Jacobs amounted to $1,652,037. As of May 31, 2015, the balance due from Mr. Jacobs was $633,039. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2015 was $666,262.

As of June 30, 2017, $22,500 was owed to Mr. Jacobs by the Company.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 6% and 12% respectively for both the 2016 and 2015 fiscal years.

Other related parties

During the years ended May 31, 2016 and May 31, 2015, a company owned by a board member provided consulting services. This company provided services totaling $62,100 and $62,100 in 2016 and 2015. Amounts owed to this company at year end are treated as related party payables in the amounts $124,723 and $169,375 at May 31, 2016 and 2015 respectively.

During the year ended May 31, 2015, the Company borrowed money from an individual that is a board member. Total amounts owed to this individual at May 31, 2016 consisted of $75,000 in demand notes and $9,452 in accrued interest.

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

During the year ended May 31, 2016, an individual who holds secured notes payables from the Company, became a greater than 10% owner of outstanding common stock of the Company. During the year ended May 31, 2016, the Company borrowed additional money from this individual and entities controlled by this individual. Amounts owed to this individual (and the individual’s companies and relatives) at May 31, 2016 consisted of $868,900 in demand notes, $1,387,573 in notes payable secured by FSC stock, and $14,621 in accrued interest. This individual also arranged to purchase a 15.00% interest in First Surety Corporation for $1,500,000 through a combination of cash and a Promissory Note for $1,250,000 secured by assignment of debt payable by the Company.
As of May 31, 2016, the purchase was not yet approved by the West Virginia Office of the Insurance Commissioner in compliance with insurance regulations requiring approval when exceeding 10.00% ownership, and the sale was deferred until subsequent to year end.  This sale also resulted in the issuance of 1,500,000 shares of common stock of the Company. As of May 31, 2016, the amounts receivable from this individual amounted to $1,121,294.

Note U – Reinsurance

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd’s of London (“Reinsurer”) for its coal reclamation surety bonding programs. The agreement has been renewed annually with the Reinsurer, with the most recent renewal effective April 1, 2017. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for a premium rate of 35% subject to a minimum premium of $490,000. Deposits to the reinsurers are made quarterly in arrears in equal amounts of $140,000. At May 31, 2016 and May 31, 2015, the Company had prepaid reinsurance premiums of $232,647 and $207,413 and ceded reinsurance deposited of $5,689 at May 31, 2015.

There were no ceded Loss and Loss Adjustment Expenses for the years ended May 31, 2016 or 2015.

The effects of reinsurance on premium written and earned for fiscal 2016 and 2015 are as follows;

	2016 Written	2016 Earned	2015 Written	2015 Earned
Direct	$1,466,837	$1,407,905	$1,382,725	$1,419,049
Ceded	453,587	428,353	494,926	503,129
Net	$1,013,250	$979,552	$887,799	$915,920

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Note V – Events Subsequent to May 31, 2016

Subsequent to May 31, 2016, the Company obtained various borrowings from individuals and businesses through June 30, 2017 totaling $361,538 at rates varying from 10% to 14%, which mature at various dates subsequent to this filing, and made repayments on notes in the amount of $242,649. These borrowings, and the renewal of other borrowings, included no issuances of shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $323,463 from its principal shareholder and chief executive officer under a pre-approved financing arrangement bearing interest at the rate of 12% and made repayments totaling $351,332. After taking into account the net accrued payroll owed, reimbursement of company expenses, and the personal assumption of Company debt that is to be offset against these borrowings, the balance owed to the principal shareholder from the Company is $22,500 at June 30, 2017.

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

Jacobs Financial Group, Inc.

Notes to Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2016 and May 31, 2015, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

During the evaluation of disclosure controls and procedures as of May 31, 2016, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG’s Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2016, JFG’s disclosure controls and procedures were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG’s financial condition as of May 31, 2016 and 2015, and the results of its operations and cash flows for the years ended May 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles (GAAP).

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

JFG management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 1992. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2016. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2016. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The directors and executive officers of the Company, their ages and positions are as follows:

Name	Age	Position

John M. Jacobs	63	President and CEO/CFO, Director
C. David Thomas	64	Director
Mario J. Marra	63	Director
Bradley W. Tuckwiller	63	Director
Robert J. Kenney	69	President, First Surety Corporation

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

Robert J. Kenney

Mr. Kenney joined FSI and Jacobs & Co. in 2000, and is President of First Surety Corporation Mr. Kenney is a licensed resident insurance agent in West Virginia and also holds Series 63 and 65 securities licenses. Prior to joining the Company Mr. Kenney had over 20 years’ experience in the oil and gas industry with Columbia Energy Group. With Columbia, Mr. Kenney held various positions in Treasury, Human Resources, and Law Departments and served as both Manager of Risk Management and Special Projects Manager.

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

Summary Compensation Table

The following table sets forth the compensation paid by the Company during the fiscal years ended May 31, 2016 and 2015 to the Principal Executive Officer and the most highly compensated executive officers of the Company (the “Named Executive Officers”).

Names and Principal Position	Year	Salary ($)	Bonus/Commissions ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
John M. Jacobs, CEO	2016 2015	$150,000 $150,000	$ 62,127 $ -	$ - $ -	$ 33,079 $ 29,494	$ 245,206 $ 179,494
Robert J. Kenney,	2016 2015	$ 99,000 $ 99,000	$ 16,200 $ 16,200	$ - $ -	$ - $ -	$ 115,200 $ 115,200

(1)	Other compensation includes insurance premiums paid by the Registrant on behalf of the named executive officer under verbal agreement with the Executive Officer.

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

Director Compensation

Directors of JFG are not compensated for board meetings or other duties as board members.

Non-employee board members of FSC, which include some JFG board members, are compensated at the rate of $150 per meeting.

The following table sets forth compensation received by non-employee directors for the fiscal year ended May 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Brad Tuckwiller	$1,050	$1,050
C. David Thomas	$1,050	$1,050
Timothy Maddox	$900	$900
Linda G. Aguilar	$900	$900

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the beneficial ownership of common stock of the Company as of September 30,2016 by (i) each person known by the Company to own more than 5% of the Company’s common stock, (ii) each of the directors, (iii) the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

Authorized		490,000,000
		Amount and Nature of
	Name and Address of	Beneficial Ownership [1]		Percent of
Title of Class	Beneficial Owner			Class [2]
More than 5.00% Beneficial Ownership

Common	John M. Jacobs	37,775,746	[3]	9.77%
	179 Summers St., Suite 307
	Charleston, WV 285301

Common	Ungurean, Charles D.	51,489,338		13.55%
	8400 Dunsinane Drive
	Dublin, OH 43017

Common	Fay S. Alexander	55,775,588	[4]	14.60%
	6318 Timarron Cove Lane
	Burke, VA 22015-4073
31

Common	Charles L. Stout	67,779,527	[5]	17.84%
	Post Office Box 4609
	Bridgeport, WV 26330

Directors and Named Executive Officers

	John M. Jacobs	37,775,746	[3]	9.77%
Common	300 Summers St. Suite 970
	Charleston, WV 285301

	Robert J. Kenney	5,150,000	[6]	1.36%
Common	809 Sherwood Drive
	Charleston, WV 25314

	Mario J. Marra	989,795	*	*
Common	204 Olive Street
	Bridgeport, WV 26330

	C. David Thomas	917,295	*	*
Common	P. O., Box 5157
	Charleston, WV 25361

	Bradley W. Tuckwiller	4,869,152	[7]	1.28%
Common	P O Box 1294
	Lewisburg, WV 24901

Common	All Directors and Executive Officers as a Group	49,701,988		16.18%

* Represents beneficial ownership of less than one percent of the Company’s common stock.

1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of September 30, 2016 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
2) Based on 379,408,263 shares of common stock issued and outstanding as of September 30, 2016.
3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership (“FSLP”) of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership (“JFLP”) of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,193,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes the right to convert Series C Preferred Stock holdings to 6,733,340 shares of common stock exercisable within 60 days of September 30,2016. John M. Jacobs is the CEO and a member of the board of directors for the Registrant.
4) Includes 47,557,786 shares of common stock held in the name of Graphite Investment, LLC (“Graphite”) and 4,841,761 shares held in the name of Southall Management Corporation (“Southall”) of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of September 30,2016. Includes 1,214,700 shares held in joint tenancy with spouse, Dan C. Alexander.
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

During fiscal 2016, advances to the Company from Mr. Jacobs amounted to $1,088,758, and repayments to Mr. Jacobs amounted to $971,207. As of May 31, 2016, the balance due to the Company from Mr. Jacobs was $515,488. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2016 was $549,143.

During fiscal 2015, advances to the Company from Mr. Jacobs amounted to $1,008,717 and repayments to Mr. Jacobs amounted to $1,652,037. As of May 31, 2015, the balance due to Mr. Jacobs from the Company was $633,039. The largest aggregate amount outstanding to Mr. Jacobs in fiscal 2015 was $666,262.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 6% and 12% respectively for both the 2016 and 2015 fiscal years.

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

Our independent registered public accounting firm, EKS&H LLLP, billed $60,000 and $55,000 for their audits of our financial statements for the fiscal years ended May 31, 2016 audit 2015, respectively.  The firm did not provide any audit-related, tax or non-audit services for either fiscal 2014 or 2013.

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
36

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

Jacobs Financial Group, Inc.

Dated: June 30, 2017 By: /s/ John M. Jacobs

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

Dated: June 30, 2017: By: ___/s/ Mario J. Marra_________________________

Mario J. Marra

Director

Dated: June 30, 2017: By: ___/s/ C. David Thomas_________________________

C. David Thomas

Director

Dated: June 30, 2017: By: ___/s/ Bradley W. Tuckwiller_____________________

Bradley W. Tuckwiller

Director

