Form 10-K/A
period 2014-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2017-07-05
CIK 857501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

2

EXPLANATORY NOTE

Jacobs Financial Group, Inc. (the "Company") is filing this Amendment No.1 to its Form 10-K for the year ended May 31, 2014 filed with the Securities and Exchange Commission on  July 3, 2017 for the purpose of providing Exhibit 101 as listed in Item 15 - Exhibits. All other information in this filing speaks as of the original date of the filing

PART I

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

