Form 10-K
period 2017-05-31
JACOBS FINANCIAL GROUP, INC.
filed 2018-06-27
CIK 857501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [_]	No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of November 30, 2016: $ 962,731 (385,092,203 shares at $.0025 / share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 385,892,203 shares of common stock as of May 31, 2017.

PART I

Item 1.	BUSINESS

The predecessor of Jacobs Financial Group, Inc. (the “Registrant”, “JFG” or the “Company”), NELX, Inc., was incorporated in the State of Kansas in March 1983 as Nelson Exploration, Inc. In October 1993 the Company changed its name to NELX, Inc. On or about December 29, 2005, NELX was merged with and into its newly-formed wholly-owned subsidiary, JFG, a Delaware corporation. JFG survived the merger as the Registrant. The merger effected a change in the Registrant’s name, a change in the state of incorporation of the Registrant from Kansas to Delaware, and amendments to the Articles of Incorporation and Bylaws of the Registrant. The Company holds three wholly owned subsidiaries, FS Investments, Inc. (“FSI”), Jacobs & Company (“Jacobs & Co.”) and Crystal Mountain Spring Water, Inc. (“CMW”) and one majority owned subsidiary, First Surety Corporation (“FSC”).

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

In May 2015, an investor and lender to the Company brought action seeking payment of a Promissory Note.  Subsequent to May 31, 2017, the matter has been fully settled. The Company did not deny the claim and negotiated repayment terms to the mutual satisfaction of both parties. The repayment did not have a material effect on the Company as the principal and interest had been fully accrued in the financials.

In December 2015, a lessor [of office space/office equipment/other] to the Company brought action seeking payment of defaulted lease payments and termination of lease.  The matter has been reduced to a judgment lien and will be paid from operations with no material effect on the Company. The lease payments have been fully accrued in the financials of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Since the last annual meeting in December 2005, two new members were appointed to the Company’s board of directors in July 2009, Mario J. Marra and Bradley W. Tuckwiller. The appointed directors will serve until the next called meeting of shareholders.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

The Company’s common stock is traded in the over-the-counter market under the symbol JFGI (OTC Bulletin Board Symbol). The table below sets forth the high and low price information for the Company’s common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW
Fiscal Year Ended May 31, 2017

4th Quarter	.003	.002
3rd Quarter	.003	.002
2nd Quarter	.004	.002
1st Quarter	.004	.002

Fiscal Year Ended May 31, 2016

4th Quarter	.004	.002
3rd Quarter	.003	.003
2nd Quarter	.005	.003
1st Quarter	.004	.002

As of May 31, 2017, there were approximately 850 holders of record of the Company’s common stock.

The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

As of May 31, 2017, the Registrant’s 2005 Stock Incentive Plan authorizing the availability of 35,000,000 shares and approved by the stockholders of the Company on December 8, 2005, had expired under its own terms ten years after its adoption. There were 12,400,000 shares un-issued by the plan at its expiration.

There are no other equity compensation plans approved by stockholders of the Company.

Unregistered Sales of Equity Securities

The Certificate of Designations, Powers, Preferences and Rights of Series A Preferred Stock adopted by the Board of Directors of the Company on December 22, 2005 and incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.

The Certificate of Designations, Powers, Preferences and Rights of Series B Preferred Stock adopted by the board of directors of the Company on December 22, 2005 and incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.

The Certificate of Designations, Powers, Preferences and Rights of Series C Preferred Stock adopted by the board of directors of the Company on October 29, 2009 and incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2009.

In the year ended May 31, 2017, 300,000 common shares were issued as additional consideration to a lender in private placements pursuant to short term borrowings. Additionally, 500,000 common shares were issued to an entity who purchased investment units consisting of such shares and common stock of a subsidiary of the Company.

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

During fiscal 2017, the Company has focused its primary efforts (i) on the development and marketing of its surety business in West Virginia and Ohio, (ii) securing potential strategic relationships that will accelerate the progression of the Company’s business plan, including by giving access to other state markets, (iii) strengthening its insurance subsidiary’s reserves for potential claims and (iv) raising additional capital to facilitate that subsidiary’s entry into other state markets.

Results of Operations and Financial Condition as of and for the Year Ended May 31, 2016

Results of Operations

Total revenues increased from $1,336,000 in fiscal 2016 to $2,869,000 in fiscal 2017, while total operating expenses increased from $1,907,000 in fiscal 2016 to $2,362,000 in fiscal 2017. This resulted in net income from operations of $508,000 in 2017 as compared with a net loss from operations of $571,000 in fiscal 2016.

The increase in revenues is largely attributable to an increase in net investment income of approximately $709,000 in 2017, mainly due to the rebounding of a 2016 unrealized decline in market value of an investment account held as a result of a contractual arrangement, where the Company receives any appreciation and earning in excess of the initial deposit of collateral by the principal on a surety bond. The Company also realized gains of $138,000 on the sale of investments in 2017 compared to losses of $79,000 in 2016. Insurance premiums written for new and existing customers increased by approximately $762,000 in 2017, partially due to the recording of $329,000 in No Claims Bonus (recorded in 2017 for contract years 2015 and 2016) as part of the reinsurance contract. In addition, during 2016, the Company recognized other income of approximately $287,000 from the removal of dormant account payable balances and commissions no longer payable on receivables that were written off as uncollectible.

The increase in expenses is mainly attributable to increased policy acquisition costs and provision for policy losses that are corollary to the previously mentioned increase in insurance premiums written for new and existing customers. However, general and administrative expenses decreased in 2017 due to reduced legal fees of approximately $200,000, as a result of a reduction in litigation and legal advice during 2016 relating to financing and settlement of debt.

Interest expense decreased from $916,000 in fiscal 2016 to $575,000 in fiscal 2017, due to the discontinuance of the issuance of stock as consideration for the additional 2% dividend on Series A and B Preferred shares for those holders requesting to be redeemed, as well as an decrease in stock issued as incentive for lending and continuation of terms for previously lent funds.

During the year ending May 31, 2016, the Company recorded gains on extinguishment of debt in the amount of $1,919,532. These gains resulted from the waived interest and forgiven principal on notes payables occurring upon the settlement of the bridge loans in 2016.

During the year ending May 31, 2017, the Company recorded a settlement expense in the amount of $350,000 to be paid to a former employee as the result of a mediation.

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

The Company’s outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date if the holder has no outstanding surety bonds with the Registrant. Thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2017, the Company has received requests for redemption of 1,026 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2017, is $1,598,043.

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

The Company’s outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock became entitled to request that the Company redeem their Series B Shares. As of May 31, 2017, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate redemption amount to which the holders are entitled as of June 30, 2017, is $5,519,942.

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

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,357,656 in fiscal 2017 as compared to $108,386 in fiscal 2016.

Equity Preferred Stock

In November 2009, as a means of alleviating obligations associated with the Company's Series B Preferred Stock, which by its terms matured at the end of 2010, management proposed a recapitalization to assist in stabilizing the financial position of the Company. The Board deemed it advisable to designate a Series C Preferred Stock, with 10,000 authorized shares. The Recapitalization consisted of the exchange of 6,805 Series B Preferred Shares for a combination of Series C Preferred Shares and Common Stock Shares.  For each Series B Preferred Share, the participating holder received (i) one Series C Preferred Share and (ii) 2,000 shares of JFG Common Stock. The accumulated dividend rights and preferences associated with the Series B Preferred Shares transferred undiminished to the corresponding Series C Preferred Shares. This exchange amounted to $6,269,051 of carrying value of Series B Preferred stock being exchanged for Series C Preferred and Common Stock. 13,609,872 shares of Common Stock were issued to the Series C Preferred Stock holders at the rate of 2,000 Common shares for each exchanged Series B Preferred Stock, with the related cost associated with the Common issuance offsetting the Series C Preferred carrying value by $265,120. The shares were valued at approximately $.01948 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction. Series C Preferred stock may be redeemed by the Company but does not have a fixed maturity date and is considered permanent equity. Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization.

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders’ equity and a credit to the equity of equity preferred stock of $1,256,829 in fiscal 2017 as compared to $1,164,143 in fiscal 2016.

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

At this time, management has chosen to defer payment of dividends to the holders of the Series A, B and C Preferred Shares until the Company has sufficient funds to meet its redemption obligations with respect to the Series A and Series B Preferred Shares and has sufficient cash flow from operations to service its dividend obligations.

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

Beginning in fiscal 2008 and completed during the first quarter of fiscal 2009, the Company obtained two rounds of bridge financing totaling an aggregate of $3,500,000. The purpose of the financing was to pay expenses of operations and to pay fees and expenses incurred or expected to be incurred in connection with a larger permanent financing and, in addition, to increase the capital surplus of FSC to make possible the reactivation of FSC’s surety license in the state of Ohio. The terms of the bridge-financing arrangement provided for payment in full upon consummation by the Company of a qualified equity offering providing net proceeds of at least $15 million on or before September 10, 2013. A qualified equity offering was not consummated. On August 10, 2012, the Company entered into an agreement with the bridge lenders, pursuant to which the bridge lenders formally agreed to forbear from exercising their rights and remedies arising from the accumulated acknowledged events of default. As consideration for this forbearance, the Company entered into an Amended and Restated General Hypothecation and Pledge Agreement, granting to the bridge lenders a lien and security interest in all of the capital stock of First Surety Corporation. Under the August 2012 Pledge, the bridge lenders acknowledged that the effectiveness of certain of the rights and remedies provided by such agreement were subject to prior approval by the Office of the Commissioner of Insurance for the State of West Virginia.

On July 9, 2014 the Company completed a $4,500,000 financing.  In effect, FSI, a subsidiary of the Registrant, borrowed the funds at 8.00% interest with principal repayments on a ten year schedule.  Proceeds of the borrowing were applied (i) to purchase from certain bridge lenders, after waiving interest of approximately $1.6 million, 50.7% ($1.775 million face amount) of the outstanding senior promissory notes comprising the $3.5 million financing dating from 2008, together with the associated collateral, (ii) to pay in full delinquent tax liabilities owed to the Internal Revenue Service and State of West Virginia, (iii) to pay an outstanding judgment, and (iv) to pay certain other current liabilities. FSI therefore became a member of the Bridge Loan and notified the Collateral Agent for the group of its purchase and majority holding. The transaction restored majority control of FSC to the Company and improved its balance sheet through waiver of accrued interest.

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

The transaction was funded through sale in a private offering of investment units (Units) that consisted of 5.00% of the outstanding shares of FSC and 500,000 common shares of the Company. $1,600,00 was raised through the sale of units in exchange for consideration that included a combination of the cash purchase of units, cancellation of indebtedness owed by the Company to the purchaser in exchange for units and loans to the Company by potential purchasers that are convertible into the purchase of Units. The Registrant’s Board of Directors has authorized the sale of Units, which, if completed, would include up to forty-nine percent (49%) of the outstanding stock of FSC.

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

Accordingly, the payment of ordinary dividends is no longer restricted. However, cash, marketable investments, and other receivables held by FSC are restricted from the Company’s use to fund operations or meet cash needs outside of the insurance company’s domain. As of May 31, 2017, such assets amounted to approximately $38.38 million.

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

Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies but these reinsurance contracts do not relieve the Company from its obligations to policyholders. Ceded premiums, at a rate of 35% of written premium with a minimum of $490,000 (the newest contract effective March 1, 2017 ceded premium at a rate of 26.75% with a $842,610 minimum), are recognized as reductions in revenue ratably over the term of the related policies. Ceded unearned premiums represent the portion of ceded premiums written applicable to the unexpired terms of policies in force determined on a pro rata basis.

Under the terms of its reinsurance treaty, the Company is entitled to a No Claims Bonus from the reinsurers for each contract year in which no claims are received. The bonus is 20% of the contract year’s reinsurance premium. No claims had been made since the inception of the treaty that rose to the coverage level of the reinsurance agreement.

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

Intangible Assets

Incident to its acquisition of FSC on December 31, 2005, in exchange for the purchase price of $2.9 million for the acquisition of FSC, the Company received cash and investments held by FSC totaling $2.75 million, with the difference being attributed to the property and casualty licenses in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually for recoverability and impairment loss. Impairment loss, if any, is measured by estimating future cash flows attributable to such assets based on forecasts and projections and comparing such discounted cash flow amounts to the carrying value of the asset. Should actual results differ from such forecasts and projections, such assets may be subject to future impairment charges.

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

In August 2015, the Company paid a claim on a called bond in the amount of $550,000, of which $75,000 was paid using collateral of the principal. The remaining $475,000 has been established as a salvage receivable to be repaid by the principal with collateral comprised of the assignment of a closely held stock owned by the principal and assignment of a promissory note payable to the principal, with the total assigned values in excess of the salvage receivable. As of May 31, 2017, the Company had received $45,000 in recovered salvage on this claim.

In February 2017, the Company paid a claim on a called bond in the amount of $752,400, of which $722,780 was paid using collateral of the principal. The remaining $29,620 has been established as a salvage receivable to be repaid with periodic payments from the bond principal. As of May 31, 2017, the Company has received $3,000 in recovered salvage on this claim.

For the years ended May 31, 2017 and 2016, the Company incurred loss adjustment expenses of $7,597 and $26,590, respectively, related to costs of engaging experts, attorney fees, and consultants for potential claims. These costs were charged against established case reserves or bulk reserves

FSC is currently licensed to write coal permit and miscellaneous fixed-liability limit surety bonds in West Virginia and Ohio. Coal permit bonds are required by regulatory agencies to assure the reclamation of land that has been disturbed by mining operations, and accordingly is a highly regulated process by federal and state agencies. Such bonds are generally long-term in nature with mining operations and reclamation work being conducted in unison as the property is mined. No two principals or properties are alike due to varied company structures and unique geography and geology of each site.

In underwriting coal reclamation bonds, management obtains estimates of costs to reclaim the properties in accordance with the specifications of the mining permit, prepared by independent outside professionals experienced in this field of work. Such estimates are then periodically updated and compared with marketable securities pledged, and held for the benefit of FSC as collateral for the surety bond, to mitigate the exposure to significant loss. Should the principal default in its obligation to reclaim the property as specified in the mining permit, FSC would then use the funds held in the collateral account to reclaim the property or forfeit the face amount of the surety bond. Losses can occur if the costs of reclamation exceed the estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, or if sufficient collateral is not obtained, or if the collateral held has experienced significant deterioration in value and if FSC is not otherwise able to recover under its contractual rights to indemnification.

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

Liquidity and Going Concern

The Company experienced operating income (loss) from operations of approximately $508,000 and ($571,000) for the years ended May 31, 2017 and 2016, respectively. The Company’s income (or loss) decreases (or increases) when accretion of mandatorily redeemable convertible preferred stock and accrued dividends on mandatorily redeemable preferred stock, as well as income attributable to non-controlling interests, (i.e. 30% and 10% of FSC in 2017 and 2016, respectively), are taken into account, to losses of approximately ($1,358,000) and ($108,000) for the years ended May 31, 2017 and 2016. The Company has not been able to pay certain amounts due to professionals and others and continues to be unable to pay its preferred stock redemption and dividend obligations. Due to this inability to pay professional fees, the financial audits and subsequent required filings for the fiscal years ended May 31, 2014, 2015, 2016, and 2017 were not completed or filed in a timely manner. A substantial portion of the Company’s cash flow is generated by its insurance subsidiary, with such cash flow subject to insurance regulatory restrictions, including a limitation of FSC to pay dividends to its parent. While management expects revenue growth and cash flow to increase significantly as its business plan is fully implemented, it is anticipated that losses will continue and the Company will be cash constrained until FSC is able to develop a more substantial book of business.

During 2017 and 2016, the Company sold in a private offering investment units (Units) that consisted of a total of 30.00% of the outstanding shares of FSC and 3,000,000 common shares of the Company. The Registrant’s Board of Directors has authorized the sale of Units, which, if completed, would include up to forty-nine percent (49%) of the outstanding stock of FSC. These sales, as well as the increase in cash flows in 2017 (and 2018) allowed the Company to secure the services of independent auditors and all filings that are past due are to be expedited and filed during 2018.

Expansion of FSC’s business to other states is a key component to fully implementing the Company’s business plan. In fiscal 2009, the Company was able to increase the capital of FSC and reactivate FSC’s insurance license in Ohio and obtain authority to issue surety bonds in that state. However, management has found that entry into other states (as a surety) has been difficult without the benefit of more substantial capital due to FSC’s specialization in coal reclamation bonds, the cyclical nature of that industry and the financial condition of the Company. Management believes that if FSC’s capital and surplus were significantly more substantial and the financial condition of the Company was stabilized, entry into other states would be less challenging.

Accordingly, during November 2016 FSC received approval to issue up to $50 million non-voting, non-cumulative 3.5% Series A Preferred stock. A strategic partner purchased $8 million Preferred which was contributed to capital in January 2017, increasing the subsidiary’s capital and surplus from $5 million to $13 million. Enabled by the increase in capital and desiring to expand its geographic footprint, FSC is actively pursuing expansion to additional states. Management continues to pursue avenues that can provide additional capital to increase the capacity of its insurance subsidiary and to fund the Company’s continuing operations as the business is being fully developed.

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

Comparison of Results of Operations for Fiscal 2017 With 2016

The Company experienced income from operations of approximately $507,000 in 2017 as compared with loss from operations of ($572,000) in fiscal 2016. Including non-cash expenses, the net loss attributable to common stockholders was ($2,351,714) in fiscal 2017 as compared to ($1,346,660) in fiscal 2016. Net loss attributable to the Company after deducting participation attributable to non-controlling interests is taken into account is ($2,614,485) in fiscal 2017 as compared to ($1,273,529) in fiscal 2016.

Revenues

Revenues increased 115% in fiscal 2017 to $2,869,316 as compared with $1,335,829 in fiscal 2016. The increase is largely attributable to the increase in net investment income of approximately $709,000, mainly due to the rebounding of a 2016 severe unrealized loss in market value of an investment account held as a result of a contractual arrangement, where the Company receives any appreciation and earning in excess of the initial deposit of collateral by the principal on a surety bond. The Company also realized gains of $138,000 on the sale of investments in 2017 compared to losses of $79,000 in 2016. Insurance premiums written for new and existing customers increased by approximately $762,000 in 2017.

In 2016 the Company recognized other income of approximately $287,000 from the removal of dormant accounts payable and commissions no longer payable on premium receivables that were written off as uncollectible. During 2017, the Company recognized approximately $109,000 in interest income on notes receivable issued during 2016, compared to approximately $81,000 in the previous year.

Revenue from the investment management segment, net of advisory referral fees, declined 25% with fiscal 2017 reporting $81,918 as compared to $109,194 in fiscal 2016. This decline in investment advisory fees related to the decrease in the market value of assets in portfolios under management. Investment advisory fees are based on the market value of assets under management and some fluctuation will occur due to overall market conditions. Generally such revenues will remain relatively constant from year to year with large fluctuations attributable to the growth or loss of assets under management.

Revenue from the surety insurance segment, consisting of FSC and TSA, increased 204%, with $2,518,089 in fiscal 2017 as compared with $829,456 for the prior year. Revenues attributable to the insurance segment are as follows:

	Year Ended May 31,
	2017	2016

Premiums earned	$1,461,797	$979,552
Commissions earned	15,195	134,346
No Claims Bonus from Reinsurers	329,048	—
Other underwriting income	80,000	10,000
Net investment income	493,829	(215,382)
Net realized investment gains	138,220	(79,060)

Total	$2,518,089	$829,456

Premium revenue is recognized ratably over the term of the policy period and thus is relatively stable from period to period with fluctuations for comparable periods generally reflecting the overall growth or loss of business. Commission revenue, which is dependent on the timing of issuance or renewal of bonds, is expected to be more seasonal from quarter-to-quarter with fluctuations for comparable periods largely reflecting the overall growth or loss of business

Investment income is expected to remain relatively consistent from period to period, but can fluctuate based on interest rates, market conditions, growth or loss of business, and investment funds expended in the payment of claims. The increase in revenues reflected above is mainly attributable to the rebounding from a 2016 severe drop in market value of an investment account held as a result of a contractual arrangement, where the Company receives any appreciation and earning in excess of the initial deposit of collateral by the principal on a surety bond as well as realized gain of 138,220 in 2017 compared to realized losses of (79,060) in 2016 on the sale of investments. Gross premium written in fiscal 2017 amounted to $2,948,921 as compared to $1,466,837 in fiscal 2016 and is reflective of an increase in the volume of bonds required for new and existing clients. Commission income earned for the placement of bonds with outside insurers decreased from $134,346 in 2016 to $15,195 in 2017. This decrease in commission revenue for 2017 is derived from one subsidiary’s 2016 facilitation of a contract with an outside company and a separate subsidiary to provide replacement bonding for premium income. The Company did not record a No Claims Bonus for the year ended May 31, 2016 due to the recording of a claim reserve payable under the terms of the reinsurance contract period covering October 1, 2014 through

December 31, 2015. However, during 2017, the claim, which was significantly less than the No Claim Bonus, was withdrawn in favor of receiving the applicable No Claims Bonus for the contract year ending December 31, 2015, in the amount of $106,578. The No Claims Bonus for the contract period ending March 31, 2017, in the amount of $222,470 was recorded on March 31, 2017 and this contract was commuted as well. The company also recorded a one-time additional other underwriting income premium of $80,000 from one client, associated with a special acceptance increasing certain reinsurance limits.

FSC’s investment holdings in fiscal 2017 averaged $26.550 million as compared to $9.748 million for fiscal 2016, with investment yields decreasing from 3.05% to 1.68%. The ultimate effect of zero coupon bonds will be reflected over the life of the bond through accretion rather than yield. During the period, equity securities in the portfolio provided dividends and gains from the covered call strategy utilized on the equities.

Expenses

Incurred policy losses represent the provision for loss and loss adjustment expense for “incurred but not reported” (IBNR) losses attributable to surety bonds issued by FSC. The Company reported $579,359 as IBNR for fiscal 2017, or 40% of earned premium (25% of gross earned premium before reinsurance), as compared to $179,334 or 18% of earned premium (13% of gross earned premium before reinsurance) for fiscal 2016. As an abundance of caution to reflect the change in FSC’s reinsurance treaty. with higher limits but increased underlying exposure, FSC increased the percentage of premium reserved for IBNR from 23% of earned premium to 26% for partially collateralized bonds beginning May 1, 2017. Due to overall concern for the coal industry brought about by substantial pricing competition from natural gas and resultant bankruptcies of publicly traded coal companies, FSC had previously agreed with its actuary and regulators to adjust the percentage of premium reserved for IBNR by increasing the reserve rate from 12% of earned premium for partially collateralized bonds to 23% beginning January 1, 2016. IBNR loss estimates have been based on actuarial recommendations and management’s judgment that are unique to the FSC’s underwriting approach. Prior to 2014, FSC had not received any claims for losses on any bonds underwritten since business began in 2006.

Insurance policy acquisition costs represent charges to operations for underwriting, commissions and premium tax attributable to surety polices issued by FSC and are recognized ratably over the period in which premiums are earned. In fiscal 2017, such costs amounted to $590,260 or 40% of earned premium as compared with $284,127 or 29% in fiscal 2016.

General and administrative expenses for fiscal 2017 were $1,187,379 as compared with $1,442,606 for fiscal 2016, representing a decrease of $255,227 and are comprised of the following:

	Year Ended May 31,
	2017	2016	Difference

Salaries and related costs	$605,501	$628,855	$(23,354)
General office expense	112,959	99,417	13,542
Legal and other professional fees	38,388	225,739	(187,351)
Audit, accounting and related services	168,967	63,256	105,711
Travel, meals and entertainment	51,008	92,866	(41,858)
Other general and administrative	210,556	332,473	(121,917)

Total general and administrative	$1,187,379	$1,442,606	$(255,227)

Salaries and related costs, net of deferred internal policy acquisition costs, decreased $23,354 and are comprised of the following:

	Year Ended May 31,
	2017	2016	Difference
Salaries and wages	$702,067	$572,764	$129,303
Commissions	152,392	122,599	29,793
Payroll taxes	65,712	53,131	12,581
Fringe benefits	72,109	59,431	12,678
Key-man life insurance	60,378	61,137	(759)
Deferred policy acquisition costs	(447,157)	(240,207)	(206,950)

Total salaries and related costs	$605,501	$628,855	$(23,354)

The increase in commissions is partially attributable to FSC’s commission structure that pays a larger commission percentage on the origination of a policy but reduced for subsequent policy renewals, as well as to the timing of payment of commissions based upon collections. The increase in salaries and wages is attributable to the hiring of three new employees in June of 2016, and one additional employee in January of 2017. The increase in payroll taxes and fringe benefits is attributable to the additional employees and the increased cost of health insurance related to adding a new employees to the plan.

Legal and professional fees decreased in 2017 compared to the prior year due to the Company’s above normal efforts and related expenses in 2016 to expand the Company’s business, restructure debt of the Company via refinancing and sale of subsidiary stock, and penetrate new markets. Audit, accounting and related services increased in 2017 due to a change in accounting and audit service provider in 2015 for the Company which resulted in the delay of audit related expenses for all of 2016.

Other general and administrative expense decreased by approximately $121,000 in 2017 compared to the corresponding 2016 period. This decrease is mainly due to the Company’s writing off accounts receivable of approximately $55,000 in 2017 compared to $156,000 as uncollectible in

2016. The Company anticipates that some of these accounts receivable will be paid by an obligor in the future based on verbal agreements with this obligor.

Interest expense and interest income

Interest expense for fiscal 2017 was $574,971 compared to $915,098 in fiscal 2016. Components of interest expense are comprised of the following:

	Year Ended May 31,
	2017	2016	Difference

Interest expense on bridge financing	$—	$24,103	$(24,103)
Expense of common shares issued or to be issued in connection with bridge financing and other arrangements	2,109	51,322	(49,213)
Interest expense on demand and term notes	461,022	555,323	(94,301)
Other finance charges	111,840	284,350	(172,510)

Total interest expense	$571,971	$915,098	$(343,127)

Interest expense decreased from $915,098 in fiscal 2016 to $571,971 in fiscal 2017, attributable to several factors; i) interest expense on bridge financing decreased due to elimination of the debt in July 2015, ii) an adjustment in 2016 to correctly record as interest expense part of a mineral asset (land) sale transaction made in 2015 iii) deferral of the issuance of stock as 2% dividend on Series A and B Preferred shares that have requested to be redeemed. In addition, there was a decrease in the market value of common stock used to calculate the price of shares issued as incentive for lending in the year ended 2016, as well as a decrease in the amount of borrowings in 2017 and the interest associated with those borrowings.

Preferred Stock Accretion and Dividends

Accretion of mandatorily redeemable convertible preferred stock is comprised of accretion of discount and accrued but unpaid dividends on preferred stock as follows:

	Year Ended May 31,
	2017	2016
Accrued dividends – mandatorily redeemable preferred stock	$87,688	$84,492
Accrued dividends – equity preferred stock	1,256,829	1,164,143

	$1,344,517	$1,248,635

The Series B class of stock became treated as a liability effective November 30, 2009 when the majority was exchanged for Series C equity stock. Therefore, for the year ended May 31, 2017, dividends of $522,099 associated with the Series B outstanding after that date are deductions from net income and not included in the table above. For the year ended May 31, 2016, dividends of

$483,593 associated with the Series B outstanding after November 30, 2009 are deductions from net income and not included in the table above. During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. Therefore, these shares of Series A Preferred Shareholders are listed in the liability section of the consolidated balance sheet and the dividends after February 29, 2012 associated with these shares are a deduction from net income in the amounts of $67,847 and $65,374, for the years ended May 31, 2017 and 2016, and not included in the table above. Series C equity stock is not mandatorily redeemable and does not accrete.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Future Direction of the Company

Management believes that the Company’s successful restructuring of the $3.5 million Bridge debt has been a substantial positive that will permit its insurance subsidiary to raise significant capital and more fully execute its business plan within the next 12 months. Additional capital will permit FSC to apply for licensing in additional states targeted for our coal reclamation surety program, plus file for approval with the U.S. Treasury to provide bonds for projects on federal lands.

The substantial increase of funds placed in IBNR (a reserve for potential claims) directly strengthened FSC, allowing it to execute larger and more strategic groups of bonds going forward.

FSC intends to branch into infra-structure bonds in the near future.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Registrant qualifies as a small reporting company as defined by §229.10(f)(1) of Regulation S-K, the Registrant is not required to provide the information required by this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein in response to Item 8:

JACOBS FINANCIAL GROUP, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2017 and 2016

(AUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Jacobs Financial Group, Inc.

Charleston, West Virginia

We have audited the accompanying consolidated balance sheets of Jacobs Financial Group, Inc. (the "Company") as of May 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and Series A redeemable preferred stock and stockholders' deficit for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has insufficient liquidity, financial resources, is in default with certain loan and preferred stock agreements, and has suffered significant recurring operating losses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note A. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

EKS&H LLLP

Denver, Colorado

June 26, 2018

Jacobs Financial Group, Inc.
Consolidated Balance Sheets

	May 31, 2017	May 31, 2016
ASSETS

Investments and Cash:

Bonds and mortgaged-back securities available for sale, at fair value	33,546,645	$7,230,261
(amortized cost - 5/31/17 $33,634,403; 5/31/16 $7,170,789)
Equity investments available for sale, at fair value, net	2,422,476	1,488,440
Cash	240,153	250,603
Restricted cash and short term investments	2,165,770	412,959
Total Investments and Cash	38,375,044	9,382,263

Investment income due and accrued	299,555	63,545
Premiums and other accounts receivable, net of allowance for
doubtful accounts of $15,053 and $40,658, respectively	540,775	291,856
Prepaid reinsurance premium	418,124	232,647
Deferred policy acquisition costs	367,609	171,883
Furniture, automobile, and equipment, net of accumulated depreciation of $83,845 and $112,627, respectively	37,245	1,233
Note receivable	364,525	360,671
Related party note receivable	960,540	1,121,294
Due from related party	939,945	515,488
Other assets	16,780	14,617
Intangible assets	150,000	150,000

TOTAL ASSETS	$42,470,142	$12,305,497

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Reserve for losses and loss expenses, net	$2,521,921	$1,931,779
Reserve for unearned premiums	1,346,668	681,075
Advanced premium	21,740	45,968
Contractual liability for collateral invested, net	327,217	431,814
Accrued expenses and professional fees payable	1,059,206	527,874
Accounts payable	242,708	244,096
Ceded reinsurance payable	422,017	27,898
Due to related party	124,323	124,723
Term and demand notes payable to related party	2,343,999	2,331,473
Notes payable	5,059,385	5,045,969
Accrued interest payable	651,834	561,307
Accrued interest payable to related party	31,853	24,073
Deferred sale of FSC stock	—	1,500,000
Other liabilities	267,133	92,588
Amounts held for accounts of others	21,926,872	2,068,252
Mandatorily redeemable Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,126 shares issued and outstanding at May 31, 2017 and May 31, 2016, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2017 and May 31, 2016, of $1,738,792 and $1,670,945, respectively.	1,738,792	1,670,945
Mandatorily redeemable Series B Preferred Stock, $.0001 par value per share; 3,136 shares authorized; 2,817 shares issued and outstanding at May 31, 2017 and May 31, 2016; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2017 and May 31, 2016, of $6,853,251 and $6,331,152, respectively.	6,853,251	6,331,152
Total Liabilities	44,938,919	23,640,986

See accompanying notes.

Mandatorily redeemable convertible Series A Preferred Stock, $.0001 par value per share; 1 million shares authorized; 1,549 shares issued and outstanding at May 31, 2017 and May 31, 2016, respectively; stated liquidation value of $1,000 per share; aggregate liquidation value at May 31, 2017 and May 31, 2016, of $2,247,290 and $2,159,602, respectively.	2,247,290	2,159,602
Total Mandatorily Redeemable Convertible Preferred Stock	2,247,290	2,159,602

Commitments and Contingencies (See Notes)

Stockholders' Equity (Deficit)

Series C Preferred Stock, $.0001 par value per share; 10,000 shares authorized; 6,805 shares issued and outstanding at May 31, 2017 and May 31, 2016, respectively; includes $9,698,738 and $8,441,909 accrued Series C dividends, respectively; aggregate liquidation value at May 31, 2017 and May 31, 2016, of $15,729,669 and $14,472,840, respectively.	15,729,669	14,472,840
Common stock, $.0001 par value per share; 490 million shares authorized; 385,892,203 and 385,092,203 shares issued and outstanding at May 31, 2017 and May 31, 2016, respectively	38,071	37,991
Additional paid in capital	5,231,327	4,615,374
Accumulated deficit	(35,773,897)	(33,159,411)
Accumulated other comprehensive income	(130,503)	(2,305)
Preferred stock of FSC, par value $1,000 per share; 50,000 authorized, 8,000 shares outstanding (all non-controlling)	8,000,000	-
Noncontrolling Interest	2,189,266	540,420
Total Stockholders' Equity (Deficit)	(4,716,067)	(13,495,091)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$42,470,142	$12,305,497

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Statements of Operations

	Year Ended May 31,

	2017	2016

Revenues:

Investment advisory services	$81,918	$109,194
Insurance premiums and commissions	1,886,040	1,123,898
Net investment income (losses)	493,829	(215,382)
Net realized investment gains (losses)	138,220	(79,060)
Other income	160,493	316,267
Interest and dividend income	108,816	80,912
Total Revenues	2,869,316	1,335,829

Operating Expenses:

Provision for policy losses	579,359	179,335
Insurance policy acquisition costs	590,260	284,127
General and administrative	1,187,379	1,442,606
Depreciation	4,598	1,251
Total Operating Expenses	2,361,596	1,907,319

Income (Loss) from Operations	507,720	(571,490)

Gain on debt extinguishment	—	1,919,532
Settlement Expense	(350,000)	—
Accrued dividends of Series A Mandatorily Redeemable
Preferred Stock	(67,847)	(65,374)
Accrued dividends and accretion of Series B Mandatorily
Redeemable Preferred Stock	(522,099)	(483,596)
Interest expense	(574,971)	(915,098)

Net Loss	(1,007,197)	(116,026)

Accretion of Mandatorily Redeemable Convertible
Preferred Stock, including accrued dividends	(87,688)	(84,492)
Accrued dividends on Series C Preferred Stock equity	(1,256,829)	(1,164,143)

Net loss attributable to common stockholders	(2,351,714)	(1,364,661)

Net loss attributable to noncontrolling interest	(262,771)	92,131

Net Loss Attributable to JFGI Stockholders	$(2,614,485)	$(1,272,530)

Basic and Dilutive Net Income (Loss) Per Share:

Net Income (Loss) Per Share	$(0.01)	$—

Weighted-Average Shares Outstanding	385,197,135	381,912,411

See accompanying notes.

Jacobs Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended May 31,

	2017	2016

Net (loss) attributable to common stockholders	$(2,351,714)	$(1,364,661)

Other Comprehensive Loss:

Unrealized loss of available-for-sale investments arising during period	(34,548)	(28,359)

Reclassification adjustment for realized loss included in net loss	(93,649)	4,641

Unrealized loss attributable to available-for-sale investments recognized in other comprehensive income (loss)	(128,197)	(23,718)

Comprehensive Loss	$(2,479,911.00)	$(1,388,379.00)

See accompanying notes.

Jacobs Financial Group, Inc,
Consolidated Statements of Cash Flows

	Year Ended May 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,007,197)	$(116,026)

Adjustments to reconcile net loss to
net cash provided by operating activities:

(Increase) decrease in short-term investments	(1,659,849)	1,414,868
Unearned premium	455,888	(106,606)
Stock issued in connection with financing arrangements	2,108	12,987
Stock issued in connection with dividend arrangements	—	37,184
Accrual of Series A preferred stock dividends	67,847	65,374
Accrual of Series B preferred stock dividends and accretion	522,098	483,596
Provision for loss reserves	590,142	(322,256)
Amortization of premium	158,488	96,216
Depreciation	4,598	1,251
Accretion of discount	(16,620)	—
Proceeds from funds held in trust	19,858,620	—
Realized (gain) loss on sale of securities	(138,220)	79,061
Gain on extinguishment of debt	—	(1,919,532)
Change in operating assets and liabilities:
Other assets	(2,163)	(67)
Premium and other receivables	(353,515)	566,273
Investment income due and accrued	(110,809)	(11,353)
Deferred policy acquisition costs	(195,726)	(16,906)
Related party accounts payable	(400)	(47,886)
Accounts payable	(1,388)	65,844
Accrued expenses and other liabilities	1,198,302	(246,738)

Net cash flows from operating activities	19,372,204	35,284

CASH FLOWS FROM INVESTING ACTIVITIES

Costs of bonds acquired	(47,146,079)	(1,775,947)
Costs of mortgaged-backed securities acquired	(1,864,276)	—
Purchase of equity securities	(2,667,650)	(1,899,637)
Redemption of bonds upon call or maturity	17,000,000	—
Proceeds from sale of securities available for sale	6,614,202	1,910,797
Repayment of mortgage-backed securities	681,537	631,121
(Purchase)/Collection - accrued interest	(125,201)	3,980
Purchase of furniture and equipment	(40,610)	(548)

Net cash flows used in investing activities	(27,548,077)	(1,130,234)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party debt	599,452	1,957,658
Repayment of related party debt	(1,011,383)	(971,207)
Proceeds from borrowings	195,060	1,171,192
Repayment of borrowings	(181,643)	(2,319,269)
Payment of lendings	(200,000)	(500,000)
Payment of related party lendings	—	(1,250,000)
Proceeds from repayment of lendings	196,146	139,329
Proceeds from repayment of related party lendings	160,754	128,706
Proceeds from sale of subsidiary common stock	500,000	1,000,000
Proceeds from sale of subsidiary preferred stock	8,000,000	—
Proceeds from deferred sale of subsidiary stock	—	1,500,000

Net cash flows from (used in) financing activities	8,258,386	856,409

NET INCREASE (DECREASE) IN CASH	82,513	(238,541)

CASH AT BEGINNING OF PERIOD	$465,810	$704,351

CASH AT END OF PERIOD	$548,323	$465,810

SUPPLEMENTAL DISCLOSURES

Interest paid	$918,048	$918,048
Income taxes paid	—	—

Non-cash investing and financing transaction:
Additional consideration paid for issuance of debt	$12,987.00	$12,987.00

See accompanying notes.

Jacobs Financial Group, Inc.
Consolidated Statement of Series A Redeemable Preferred Stock and Stockholders' Equity (Deficit)
For the Year Ended May 31, 2017

			Stockholders' Equity (Deficit)
	Series A
	Mandatorily Redeemable		Common Stock				Series C Preferred			Accumulated	Total
					Additional	Preferred				Other	JFGI		Total
	Preferred Stock				Paid-In	Stock of		Amount	Accumulated	Comprehensive	Sharesholder's	Noncontrolling	Sharesholder's
	Shares	Amount	Shares	Amount	Capital	Subsidiaries	Shares	and APIC	Deficit	Income (Loss)	Interest	Interest	Interest

Balance, May 31, 2016	1,549	$2,159,602	379,908,267	$37,991	$4,615,374	—	6,805	$14,472,840	$(33,159,411)	$(2,305)	$(14,035,511)	$540,420	$(13,495,091)

Issuance of common stock as compensation for services	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common stock as additional consideration in financing arrangements	—	—	800,000	80	2,029	—	—	—	—	—	2,109	—	2,109
			—								—
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
											—
Accretion of Series A mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—
											—
Accrued dividends of Series A mandatorily redeemable convertible preferred stock	—	87,689	—	—	—	—	—	—	(87,689)	—	(87,689)	—	(87,689)
											—
Accrued dividends of Series C equity preferred stock	—	—	—	—	—	—	—	1,256,828	(1,256,828)	—	—	—	—
											—
Exchange of Series C Preferred Stock for Series B Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of Series A from temporary equity to liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—
Sale of noncontrolling interest of subsidiary	—	—	—	—	613,925	—	—	—	—	—	613,925	1,386,075	2,000,000
											—
Sale of preferred stock of subsidiaries	—	—	—	—	—	8,000,000	—	—	—	—	8,000,000	—	8,000,000
											—
Common stock option expense	—	—	—	—	—	—	—	—	—	—	—	—	—
											—
Unrealized (loss) on available for sale securities	—	—	—	—	—	—	—	—	—	(128,198)	(128,198)	—	(128,198)
											—
Net (loss), year ended May 31, 2017	—	—	—	—	—	—	—	—	(1,269,968)	—	(1,269,968)	262,771	(1,007,197)

Balance, May 31, 2017	1,549	$2,247,292	380,708,267	$38,071	$5,231,328	$8,000,000	6,805	$15,729,668	$(35,773,896)	$(130,503)	$(6,905,332)	$2,189,266	$(4,716,066)

See accompanying notes.

Jacobs Financial Group, Inc.
Consolidated Statement of Series A Redeemable Preferred Stock and Stockholders' Equity (Deficit)
For the Year Ended May 31, 2016

			Stockholders' Equity (Deficit)
	Series A
	Mandatorily Redeemable		Common Stock			Series C Preferred			Accumulated	Total
					Additional				Other	JFGI		Total
	Preferred Stock				Paid-In		Amount	Accumulated	Comprehensive	Sharesholder's	Noncontrolling	Sharesholder's
	Shares	Amount	Shares	Amount	Capital	Shares	and APIC	Deficit	Income (Loss)	Interest	Interest	Interest

Balance, May 31, 2015	1,549	$2,075,110	363,574,218	$36,357	$4,199,387	6,805	$13,308,697	$(31,886,882)	$21,413	$(14,321,028)	$—	$(13,521,028)

Issuance of common stock as compensation for services	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common stock as additional consideration in financing arrangements	—	—	16,334,049	1,634	48,538	—	—	—	—	50,172	—	50,172

Exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—

Accretion of Series A mandatorily redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—

Accrued dividends of Series A mandatorily redeemable convertible preferred stock	—	84,491	—	—	—	—	—	(84,491)	—	(84,491)	—	(84,491)

Accrued dividends of Series C equity preferred stock	—	—	—	—	—	—	1,164,143	(1,164,143)	—	—	—	—

Exchange of Series C Preferred Stock for Series B Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—
Reclassification of Series A from temporary equity to liabilities	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—
Sale of noncontrolling interest of subsidiary	—	—	—	—	367,449	—	—	—	—	367,449	632,551	1,000,000

Common stock option expense	—	—	—	—	—	—	—	—	—	—	—	—

Unrealized (loss) on available for sale securities	—	—	—	—	—	—	—	—	(23,718)	(23,718)	—	(23,718)

Net (loss), year ended May 31, 2016	—	—	—	—	—	—	—	(23,895)	—	(23,895)	(92,131)	(116,025)

Balance, May 31, 2016	1,549	$2,159,602	379,908,267	$37,991	$4,615,374	6,805	$14,472,840	$(33,159,411)	$(2,305)	$(14,035,511)	$540,420	$(13,495,091)

See accompanying notes.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Note A – Organization and Business

Organization and Nature of Business

Jacobs Financial Group, Inc. (the “Company” or “JFG”), formerly NELX, Inc., was incorporated in Kansas on March 25, 1983. In 2001, the Company acquired all the outstanding stock of two corporations located in Charleston, West Virginia: Jacobs & Company (“Jacobs”) and FS Investments, Inc. (“FSI”). Jacobs is a registered investment advisory firm that derives its revenue from asset-based investment advisory fees. FSI, through its wholly-owned subsidiary Triangle Surety Agency, Inc. (“Triangle”), is engaged in the business of placing surety bonds with insurance companies for clients engaged in regulated industries, such as the extraction of coal, oil and gas. Triangle receives commission income from the placement of these bonds and is licensed in five states primarily in the eastern United States. On December 30, 2005, the Company acquired all of the outstanding stock of West Virginia Fire & Casualty Company (“WVFCC”), an insurance company licensed to engage in business in West Virginia, Ohio and Indiana. The acquisition of WVFCC consisted of the purchase of marketable investments and insurance licenses and did not include any existing policies or customer base as the insurance lines of business offered by WVFCC were not insurance lines that the Company intended to pursue. Following the acquisition, the name of WVFCC was changed to First Surety Corporation (“FSC”). FSC receives insurance premium income in connection with the issuance of surety bonds. The Company and its subsidiaries are subject to the business risks inherent in the financial services industry.

Liquidity, Financial Resources and Substantial Doubt about Going Concern

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. Presently, the Company has insufficient liquidity, financial resources, is in default with certain loan and preferred stock agreements, and has suffered significant recurring losses from operations. Losses are expected to continue until the Company develops a more substantial book of business. While improvement is anticipated as the Company’s business plan is implemented, other conditions, such as restrictions on the use of FSC’s assets (See Note C), and the Company’s significant deficiency in working capital and stockholders’ equity raise substantial doubt about the Company’s ability to continue as a going concern.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Non-Controlling Interest

First Surety Corporation, a subsidiary of the Jacobs Financial Group, Inc. has a non-controlling ownership interest. The Company’s board of directors has authorized the sale of Units (5% per Unit), which, if completed, would include forty-nine percent (49%) of the outstanding stock of FSC. As of May 31, 2017, the Company still had ownership of 70% of First Surety Corporation. For further discussion of these Units, see Note H.

Summarized balance sheet and income statement amounts for First Surety Corporation are as follows;

FSC Balance Sheet	As of May 31,2017
Total Assets	$39,599,254

Total Liabilities	25,930,920
Total Equity	13,668,334
Total Liabilities and Equity	$39,599,254

FSC Income Statement	Year Ended May 31,2017
Total Revenue	$2,459,801
Total Expenses	(1,828,415)
Net Income	$631,386

 Cash and Short Term Investments

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Significant areas requiring the use of management estimates are loss reserves, valuation of investments, and the valuation of deferred tax assets. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Revenue and Expense Recognition

Fees for investment advisory services are based on an agreed percentage of the value of client assets under management and are accrued monthly based on the market value of client assets.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

The Company accounts for its surety bond issuances as short duration contracts. Surety premiums are recorded as receivables when due and are earned pro rata over the term of the policies of generally one year, subject to annual renewal. The reserve for unearned premiums represents the deferred revenue portion of premiums written relating to the unexpired terms of coverage. The reserve for unearned premium is determined using the monthly pro rata method. Advance premiums represent renewal premiums paid in advance of the effective renewal date.

Agency commissions for surety bond services are based on a percentage of premiums charged for bonds placed with insurance companies, and are recorded upon issuance or effective renewal date of the bonds. No significant continuing services subsequent to the issuance or renewal of surety bonds are required.

Policy acquisition costs include costs that vary with and are primarily related to the acquisition of new business. Such costs generally include commissions, underwriting expenses, and premium taxes and are deferred and amortized over the period in which the related premiums are earned. The deferred policy acquisition cost assets are reviewed for recoverability based on the profitability of the underlying surety policy. Investment income is not considered in the determination of recoverability of deferred policy acquisition costs.

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

Debt and equity securities that are bought and held principally for sale in the near future are classified as trading securities and are carried at fair value, with changes in fair value being recorded in current operations. Short-term investments consist primarily of debt securities having maturities of one year or less at date of purchase, and other similar investments that have immediate availability.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Allowance for uncollectible premium and other receivables

The majority of the Company’s fee revenue is generated by services provided to companies and individuals throughout the Eastern United States. Management evaluates the need for a reserve for the amount of related receivables that may be uncollectible, based on historical collection activity adjusted for current conditions. Premium and other receivables are charged-off when deemed uncollectible. Based on this evaluation management has established an allowance for estimated uncollectible accounts of $15,053 and $40,658 for fiscal 2017 and 2016, respectfully.

Long-lived Assets

The Company evaluates long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. Impairment is measured by discounting estimated future cash flows expected to be generated, and comparing this amount to the carrying value of the asset. Cash flows are calculated utilizing forecasts and projections and estimated lives of the assets being analyzed. Should actual results differ from those forecasted and projected the Company may be subject to future impairment charges related to recovery of these long-lived assets. During the periods presented management determined impairment had not occurred.

Furniture and Equipment

Furniture and equipment is recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property and equipment is depreciated over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line or double-declining balance methods, which approximates estimated economic depreciation.

Reserve for Losses and Loss Expenses

Losses and loss adjustment expenses represent management’s best estimate of the ultimate net cost of all reported and unreported losses incurred. Reserves for unpaid losses and loss adjustment expenses are estimated using industry averages, however, will include individual case-basis valuations in the event claims are received. These estimates and methods of establishing reserves are continually reviewed and updated.

Stock-based Compensation

The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires the input of a number of assumptions, including expected volatility and dividend yields, expected stock price, risk-free interest rates, and an expected life of the options. Although the assumptions used reflect management’s best estimate, they involve inherent uncertainties based on market conditions generally outside the control of the Company. As of and for the periods presented there were no stock options outstanding.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

be taken in a tax return. If taxing authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the Company.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. However, no interest or penalties have been assessed as of May 31, 2017 or 2016.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act, among other things, reduces the U. S. federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. The Company has made a reasonable estimate of the effects of the Tax Act on existing deferred tax balances. These amounts are provisional and subject to change. The most significant impact of the legislation for the Company was a $2,050,000 reduction of the value of the Company’s net deferred tax assets (which represent future tax benefits).

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

Note B – Newly Adopted and Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Update will be effective for the Company’s fiscal 2019 annual and interim financial statements. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is in the process of assessing the impact of ASU 2014-09. We anticipate the impact will be quantitatively immaterial to our consolidated financial statements as a whole and expect the timing of our revenues to remain the same.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (ASU 2014-15). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. We adopted this guidance for our fiscal 2017 financial statements.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10)”, which updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The Update will be effective for the Company’s fiscal 2019 annual and interim financial statements. The updated accounting guidance requires, with certain exceptions, a cumulative effect adjustment to beginning retained earnings when the guidance is adopted. The Company is currently in the process of evaluating the impact of adoption of the new rules.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The guidance is intended to reduce the diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance for several specific cash flow issues. In addition, in November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”. The amendment requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Update will be effective for the Company’s fiscal 2020 annual financial statements and interim periods thereafter.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the designation of a hedging relationship. The new standard which can be adopted prospectively or on a modified retrospective basis, is effective for the Company’s fiscal 2019 annual and interim financial statements. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations and cash flows. Also in March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”, which clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The new standard, which should be applied on a modified prospective basis is effective for the Company’s 2019 annual financial statements and interim periods thereafter.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The new rules will be effective for the Company’s fiscal 2021 financial statements and interim periods thereafter.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

the Tax Cuts and Jobs Act (TCJA) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA’s reduction of the U.S. federal corporate income tax rate. The ASU is effective for all entities for the Company’s fiscal 2020 financial statements, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for the Company’s fiscal 2020 financial statements. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for the Company’s fiscal 2020 financial statements. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently assessing the impact this guidance will have on its financial statements.

Management has assessed the potential impact of recently issued, but not yet effective accounting standards and, except as noted, has determined that the provisions are either not applicable to the Company, or are not anticipated to have a material impact on the consolidated financial statements.

Note C – Investments

The Company held the following investments, by security type, that were classified as available-for-sale and carried at fair value at May 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	$17,893,683	$71,906	$215,421	$17,750,168
Bond – US Treasuries	11,479,990	—	2,083	11,477,907
Equity securities	2,569,438	104,041	146,775	2,526,704
Derivatives	(104,217)	(9,745)	(9,734)	(104,228)
Mortgage backed securities	4,260,730	68,904	11,064	4,318,570
	$36,099,624	$235,106	$365,609	$35,969,121

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

The Company held the following investments, by security type, that have been classified as available-for-sale and carried at fair value at May 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	$4,013,256	$64,789	$58,217	$4,019,828
Equity securities	1,628,713	91,339	155,299	1,564,753
Derivatives	(78,497)	(7,329)	(9,513)	(76,313)
Mortgage backed securities	3,157,534	67,689	14,790	3,210,433
	$8,721.006	$216,488	$218,793	$8,718,701

There are no securities classified as held to maturity at May 31, 2017 or May 31, 2016.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

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

Assets measured at fair value on a recurring basis are summarized below:

	May 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value

Fixed income securities at fair value	$—	$33,546,645	$—	$33,546,645
Equity securities at fair value (includes derivatives)	2,422,476	—	—	2,422,476
Short-term investments at fair value	1,857,601	—	—	1,857,601
Total Assets	$4,280,077	$33,546,645	$—	$37,826,722

	May 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value

Fixed income securities at fair value	$—	$7,230,261	$—	$7,230,261
Equity securities at fair value (includes derivatives)	1,488,440	—	—	1,488,440
Short-term investments at fair value	197,752	—	—	197,752
Total Assets	$1,686,192	$7,230,261	$—	$8,916,453

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either May 31, 2017 or at May 31, 2016.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

At May 31, 2017, the Company’s insurance subsidiary had cash, securities and short-term investments held as collateral for their bonding program in the amount of $21,926,872.

In connection with regulatory approval of the Company’s acquisition of its insurance subsidiary, certain restrictions were imposed on the ability of the Company to withdraw funds from FSC without prior approval of the state Insurance Commissioner. Accordingly, investments and cash in the amount of $38,374,571 and $9,384,909 as of May 31, 2017 and 2016, respectively, are restricted to the use of FSC.

At May 31, 2016, the Company’s insurance subsidiary had securities and short-term investment with a fair value of $1,153,324 on deposit with the State insurance department to satisfy regulatory requirements.

Principal repayments on U.S. government agency mortgage-backed securities held by the Company as of May 31, 2017 are estimated as follows:

	Amortized Cost	Fair Value
Due in one year or less	$725,940	$730,887
Due after one year through five years	2,179,769	2,225,209
Due after five years through ten years	958,413	964,40
Due after ten years	396,608	398,068
	$4,260,730	$4,318,570

Estimated repayments are forecast based on varying prepayment speeds for each particular security held assuming that interest rates remain constant. Expected repayments will differ from actual repayments because borrowers of the underlying mortgages have a right to prepay obligations.

An analysis of net investment income follows:

	2017	2016
Bonds – fixed maturities	$242,266	$154,300
Mortgage-backed securities	108,236	113,654
Equity investments	64,398	38,910
Short-term investments	1,070	151
Other investment income (loss)	113,001	(485,479)
Total investment income (loss)	528,971	(178,464)
Investment expense	35,142	36,918
Net investment income	$493,829	$(215,382)

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

The unrealized appreciation (depreciation) of investments were as follows:

	2017	2016

Bonds – US Treasury	$(2,082)	$—
Bonds-fixed maturities	(150,087)	46,790
Mortgage-backed securities	4,940	(32,089)
Equity securities	19,032	(38,419)
Increase (decrease) in unrealized appreciation	$(128,197)	$(23,718)

Gains and losses are calculated based on sales proceeds received less the cost of the security sold, which is determined by specific identification for each investment. The gross gains and gross losses realized on available-for-sale securities were as follows:

	Gross Proceeds	Gross Realized Gains	Gross Realized Losses
2017
Bonds – US Treasury	$17,000,000	$—	$—
Bonds-fixed maturities	4,778,067	79,561	24,831
Mortgage-backed securities	—	—	—
Equity securities	1,015,216	103,532	15,762
Derivatives (equity securities)	848,325	193,123	197,403
Total	$23,641,608	$376,216	$237,99
2016
Bonds-fixed maturities	$858,870	$6,346	$9,253
Mortgage-backed securities	—	—	—
Equity securities	391,758	8,965	36,135
Derivatives (equity securities)	598,984	113,407	162,390
Total	$1,849,612	$128,718	$207,778

The following table summarizes the gross unrealized losses and fair value on investment securities aggregated by major investment category and length of time that individual securities have been in a continuous loss position at May 31, 2017 and May 31, 2016.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

	Less than 12 Months		12 Months or More		Total
	Cost (a)	Unrealized Losses	Cost (a)	Unrealized Losses	Fair Value	Unrealized Losses
2017
Equity securities	$1,004,585	$60,327	$301,525	$86,449	$1,159,335	$146,775
Bonds- Fixed Maturities	9,185,478	152,367	1,344,509	62,774	10,314,847	215,141
Mortgage-backed securities	1,686,199	10,291	134,742	773	1,820,941	11,064
Total	$11,876,262	$222,985	$1,780,776	$149,995	$13,295,123	$372,980

2016
Equity securities	$571,913	$80,340	$244,664	$74,960	$661,277	$155,300
Bonds- Fixed Maturities	493,941	10,003	2,004,819	48,214	2,440,543	58,217
Mortgage-backed securities	894,532	5,118	535,416	9,672	1,415,158	14,790
Total	$1,960,386	$95,461	$2,784,899	$132,846	$4,516,978	$228,307

(a) For bonds-fixed maturities and mortgage-backed securities, represents amortized costs.

As of May 31, 2017, the Company held twenty-two mortgage-backed securities with gross unrealized losses of $11,064, six of which have been in a continuous loss position for more than 12 months. These securities consist of fixed-rate securities issued by Government National Mortgage Association (GNMA) that are sensitive to movements in market interest rates.

As of May 31, 2017, the Company held one hundred two fixed maturity bonds with gross unrealized losses of $215,420, six of which have been in a continuous loss position for more than 12 months.

As of May 31, 2017, the Company held twenty-one equity security investments with gross unrealized losses of $146,775, seven of which have been in a continuous loss position for more than 12 months. These securities consist of common stock whose fair value is sensitive to movements in market interest rates.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Note D-Deferred Policy Acquisition Costs

The following reflects the policy acquisition costs deferred for amortization against future income and the related amortization charged to operations.

	2017	2016

Balance at beginning of year	$171,883	$154,978
Acquisition costs incurred	785,986	301,032
Amortization charged to operations	(590,260)	(284,127)
Total	$367,609	$171,883

Note E – Other Assets

Included in other assets as of May 31, 2017 and May 31, 2016 are $16,780 and $14,617 of prepaid expenses and deposits.

Note F – Intangibles

As the result of the acquisition of FSC on December 30, 2005, in exchange for the purchase price of $2,900,000, the Company received cash and investments held by FSC with a fair value of $2,750,000, with the difference of $150,000 being attributed to the property and casualty licenses of FSC in the states of West Virginia, Ohio and Indiana. Such licenses have indefinite lives and are evaluated annually, or more frequently if circumstances indicate that a possible impairment has occurred, for recoverability and possible impairment loss. No impairment has been recorded in fiscal years ended May 31, 2017 and 2016.

Note G - Reserve for Losses and Loss Expense

Reserves for unpaid losses and loss adjustment expenses are estimated based primarily on management’s judgment as the Company has incurred limited losses since its inception and available industry data is also extremely limited. In the event of the Company receiving a claim it will use individual case basis estimates including all estimated future expenses to settle such claims. As of May 31, 2017, the Company’s insurance subsidiary, FSC, is only licensed to write surety in West Virginia and Ohio and has focused its primary efforts towards coal permit reclamation bonds while also providing other miscellaneous surety bonds, most of which are partially collateralized by investment accounts that are managed by Jacobs & Company. Reclamation of land that has been disturbed by mining operations is highly regulated by federal and state agencies and the required bonds are generally long-term in nature with mining operations and reclamation work conducted in unison as the property is being mined.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

FSC maintains reinsurance agreements with various syndicates at Lloyd's of London. The reinsurance agreement is an excess of loss contract that protects FSC against losses up to certain limits over stipulated amounts. Each client’s cash is invested in investment collateral accounts managed by Jacobs utilizing investment strategies consistent with the state code governing investments of an insurance company.

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

Losses can occur if the costs of reclamation exceed estimates obtained at the time the bond was underwritten or upon subsequent re-evaluations, if sufficient collateral is not obtained and increased if necessary, or if collateral held has experienced a significant deterioration in value. FSC has experienced two claims for loss through May 31, 2017 as detailed below, and thus provisions for losses and loss adjustment expense have been based on management’s experience adjusted for other factors unique to the Company’s approach, and in consultation with actuaries experienced in the surety field.

In August 2015, the Company paid a claim on a called bond in the amount of $550,000, of which $75,000 was paid using collateral of the principal. The remaining $475,000 has been established as a salvage reserve to be repaid with the assignment of proceeds from sales of stock and an assignment of a promissory note as additional collateral with total assigned values in excess of the salvage reserve. As of May 31, 2017, the Company had received $45,000 in recovered salvage on this claim. As of June 2018, the unrecovered balance of this salvage was $280,000, with full recovery expected in future.

In February 2017, the Company paid a claim on a called bond in the amount of $752,400, of which $722,780 was paid using collateral of the principal. The remaining $29,620 was established as a salvage reserve to be repaid with periodic payments from the bond principal. As of May 31, 2017, the Company has received $3,000 in recovered salvage on this claim.

For the years ended May 31, 2017 and 2016, the Company incurred loss adjustment expenses of $7,597 and $26,590, respectively, related to costs of engaging experts, attorney fees, and consultants for potential claims. These costs were charged against established case reserves or bulk reserves.

As a result of an examination by the West Virginia Insurance Commissioner, a reserve strengthening in the form of an increase to the Loss Reserve was recorded in Fiscal 2015 and 2016 in the amounts of approximately $800,000 and $20,402.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

At May 31, 2017 and May 31, 2016, the reserve for losses and loss expenses consisted of:

	2017	2016

Balance at beginning of year	$2,491,479	$2,254,035
Incurred policy losses-current year	494,659	243,632
Incurred policy losses-prior year	—	20,402
Paid policy losses – current year	(7,597)	(1,590)
Paid policy losses-prior year	—	(25,000)
Balance at end of year	$2,978,541	$2,491,479
Reserve for anticipated salvage	(456,620)	(475,000)
Ceded losses outstanding	—	(84,700)
Balance at year end, net of reserve	$2,521,921	1,931,779

Note H – Notes Payable

At May 31, 2017 and 2016, the Company had the following secured and unsecured notes payable to individuals:

	2017	2016

Secured notes payable to individuals; interest rate fixed @ 8%; secured by 500 shares FSC stock (including $1,248,920 related party for 2017 and $1,387,573 for 2016)	$4,169,072	$4,334,997
Secured notes payable to same individuals as above with same collateral; no interest;	235,784	235,000
Unsecured demand notes payable to individuals and others; no interest (including $75,000 related party in 2017 and $83,900 for 2016)	104,200	113,050
Unsecured demand notes payable to individuals and others; interest rate fixed @ 10% (including $75,000 to related party for 2017 and 2016)	1,548,372	1,506,859

Unsecured demand notes payable to individuals and others; interest rate fixed @ 12%	15,000	15,000

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Unsecured demand note payable to individuals; interest rate fixed @ 14%;	—	1,658

Secured demand note payable to individuals; interest rate fixed @ 10%; secured by accounts receivable for investment advisory fees	36,628	36,628

Unsecured demand note payable to individuals; interest rate fixed @ 2% (including $945,079 related party for 2017 and $785,000 for 2016)	1,045,079	885,000
Secured notes payable to individuals; interest rate fixed @ 10%; secured by shares FSC stock	249,250	249,250

Total	$7,403,385	$7,377,442

During the year ended May 31, 2015, the Company borrowed $75,000 from a board member. Accrued related party interest of $5,000 is payable to this individual at May 31, 2017, with $0 and $3,068 interest expense for the years ended May 31,2017 and 2016, respectively.

During the year ended May 31, 2016, an individual who holds secured notes payables from the Company, became a greater than 10% owner of outstanding common stock of the Company. During the year ended May 31, 2016, the Company borrowed additional money from this individual and entities controlled by this individual. Amounts owed to this individual (and the individual’s companies and relatives) at May 31, 2017 consisted of $1,020,079 in demand notes, $1,248,920 in notes payable secured by FSC stock, and $26,853 in accrued interest.

All notes payables, with the exception of those secured by FSC stock are on demand terms and therefore current liabilities.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

On August 5, 2015 the Company completed a $1,600,000 transaction which resulted in its acquisition of the remaining 49.3% ($1.725 million face amount) senior promissory notes of the $3.5 million bridge loan financing dating from 2008, after waiving interest of approximately $1.8 million. Upon closing of the acquisition, the collateral securing the senior promissory notes, 1,000 shares (100%) of FSC and 1,000 shares (100%) of CMW, was released to the Company. This extinguishment of debt resulted in a gain from forgiven principal and interest in the amounts of $125,000 and $1,795,000, respectively for a total gain on debt extinguishment of approximately $1,920,000.

The transaction was funded through sale in a private offering of investment units (Units) that consisted of 5.00% of the outstanding shares of FSC and 500,000 common shares of the Company. $1,600,000 was raised through a combination of cash, partial assignments of loans back to the Company that were debt of the Company and loans that are convertible into purchase of Units. The Registrant’s Board of Directors has authorized the sale of up to forty-nine percent (49%)of the outstanding stock of FSC.

Scheduled maturities as of May 31, 2017 are as follows:

Fiscal year 2017-2018 (including demand notes)	$3,384,473
Fiscal year 2018-2019 (including demand notes)	208,387
Fiscal year 2019-2020 (including demand notes)	439,622
Fiscal year 2020-2021 (including demand notes)	512,495
Fiscal year 2021-2022 (including demand notes)	555,032
Thereafter	2,303,375
Total	$7,403,384

Note I - Other Liabilities

As of May 31, 2017, the Company had accrued and withheld approximately $172,000 in Federal payroll taxes and approximately $32,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities and accrued expenses and professional fees payable.

As of May 31, 2017, the Company had accrued and withheld approximately $73,000 in West Virginia payroll withholdings and approximately $17,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities and accrued expenses and professional fees payable.

As of May 31, 2016, the Company had accrued and withheld approximately $31,000 in Federal payroll taxes and approximately $31,000 in estimated penalties and interest, which are reflected in the financial statements as other liabilities and accrued expenses and professional fees payable.

As of May 31, 2016, the Company had accrued and withheld approximately $44,000 in West Virginia payroll withholdings and approximately $7,000 in interest and penalties, which are reflected in the accompanying financial statements as other liabilities and accrued expenses and professional fees payable.

As of May 31, 2017 and May 31, 2016, the Company held $21,926,872 and $2,068,192, respectively, in its cash and investment accounts as collateral for clients surety bonding programs.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Note J - Preferred Stock

Redeemable Preferred Stock

On December 30, 2005, through a private placement, the Company issued 350 shares of 4% Non-Voting Series A Preferred Stock (Series A Preferred Stock), along with 1,050,000 warrants for common shares of Company stock as additional consideration, for a cash investment in the amount of $350,000, in connection with the Company's acquisition of FSC. Holders of Series A Preferred Stock are entitled to participate in FSC's partially collateralized bonding programs, subject to continuing satisfaction of underwriting criteria, based upon the bonding capacity of FSC attributable to capital reserves of FSC established with the subscription proceeds (i.e., bonding capacity equal to ten times subscription proceeds) and for so long as the subscriber holds the Series A shares. Holders of the Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, cumulative preferential cash dividends at a rate of four percent of the $1,000 liquidation preference per annum (equivalent to a fixed annual rate of $40 per share). The Series A Preferred Stock ranks senior to the Company's common stock and pari passu with the Company's Series B Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The holder may redeem the Series A Preferred Stock on or after the seventh anniversary of the Issue Date, if the holder provides a written statement to the Company that it will no longer require surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, if no such surety bonds are then outstanding, the Company, at the option of the holder, will redeem all or any portion of the Series A Preferred Stock of such holder at a price per share equal to the Series A Preferred Stock Issue Price plus all accrued and unpaid dividends with respect to the shares of the Series A Preferred Stock of such holder to be redeemed. The conditional redemption shall not be available to any holder of Series A Preferred Stock for so long as surety bonds of the Company's insurance subsidiary issued on a partially collateralized basis remain outstanding for the benefit of such holder, and upon redemption, such holder shall no longer be eligible to participate in the partially collateralized bonding programs of the insurance subsidiary. The Company is authorized to issue up to 1,000,000 shares of the Series A Preferred Stock. As of May 31, 2017, the Company has issued 2,675 shares of Series A Preferred Stock in exchange for cash investments in the amount of $2,675,000, of which no shares were issued in fiscal 2017 or 2016.

The Company’s outstanding Series A Preferred stock matures on the seventh anniversary of the issuance date and thereafter holders of the Series A Stock are eligible to request that the Company redeem their Series A Shares. As of May 31, 2017, the Company has received requests for redemption of 1,026 shares of Series A Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2017, is $1,598,043.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Stock ranks senior to the Company's common stock and pari passu with the Company's Series A Preferred and Series C Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. Each share of the Series B Preferred Stock is convertible at the option of the holder, at any time after the original issue date, into 1,000 fully paid and non-assessable shares of the Company's common stock at a conversion price of $1.00 per common share. The Company may redeem the Series B Preferred Stock at any time after the first anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. To the extent that the Series B Preferred Stock has not been redeemed by the Company, the holder may redeem the Series B Preferred Stock on or after the fifth anniversary of the Original Issue Date at a price per share equal to the Series B Preferred Stock Face Amount plus all accrued and unpaid dividends with respect to the shares of the Series B Preferred Stock of such holder to be redeemed. The Company is authorized to issue up to 10,000 shares of the Series B Preferred Stock. The Company did not issue any additional shares of Series B Preferred Stock during fiscal 2017.

The Company’s outstanding Series B Preferred stock matured on December 30, 2010, meaning that the holders of the Series B Stock that had not requested exchange to the Company’s Series C Preferred stock became entitled to request that the Company redeem their Series B Shares. As part of the exchange to Series C Preferred Stock in September 2009, the shares that did not exchange were treated as a liability on the balance sheet. As of May 31, 2017, of the 2,817 shares of Series B Preferred that remained outstanding, the Company has received requests for redemption of 2,219 shares of Series B Preferred. The aggregate amount to which the holders requesting redemption are entitled as of June 30, 2017, is $5,519,942.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

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

The Company experienced a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $1,357,656 in fiscal 2017 as compared with a loss after accretion of mandatorily redeemable convertible preferred stock, and accrued dividends on mandatorily redeemable preferred stock of $108,386 in fiscal 2016.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

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

The accrual of dividends on the equity preferred stock resulted in a charge to common stockholders’ equity and a credit to the equity of equity preferred stock of $1,256,829 in fiscal 2017 as compared with a charge to common stockholders’ equity of $1,164,143 in fiscal 2016.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Share. The Series C Shares may be redeemed by the Corporation, at its option, when it is in a financial position to do so.

Holders of over 70% of the outstanding Series B Preferred Shares elected to participate in the recapitalization. The shares of Series B Preferred Shareholders that chose not to convert are listed in the Liabilities section of the Balance Sheet, and therefore the accretion and dividends associated with the Series B stock after November 30, 2009 are deductions from net income. Dividends on Series B mandatorily redeemable preferred stock deducted from net income amounted to $522,099 for the year ended May 31, 2017. The remaining Series B shares not converted were accreted from carrying value to the face amount for the 5 year period from the date of issuance. Series C stock has no accretion. There were no shares of Series B Stock surrendered or exchanged in the year ended May 31, 2016.

During the year ended May 31, 2012, two holders of Series A stock released all of their outstanding bonds held with FSC. These shares of Series A Preferred Shareholders are listed in the liability section of the Balance Sheet as of May 31, 2017, in the amount of $1,738,792, which consists of the fully accreted $1,126,000 face value of stock and $612,792 in dividends payable. The dividends associated with these shares of Series A stock for the year ended May 31, 2017, is a deduction from net income in the amount of $67,847. There was no current accretion on these shares of Series A stock.

As of May 31, 2017 the Company has chosen to defer payment of dividends on Series A Preferred Stock with such accrued and unpaid dividends amounting to $1,311,080 through May 31, 2017. These dividends are included in the amounts reported on the face of the balance sheet for each classification of Series A stock.

As of May 31, 2017 the Company has chosen to defer payment of dividends on Series B and Series C Preferred Stock with such accrued and unpaid dividends amounting to $4,038,772 and $9,698,738 through May 31, 2017, respectively. These dividends are included in the amounts reported on the face of the balance sheet for each respective classification of stock.

Accounting Treatment

U.S. GAAP requires that an entity classify as liabilities certain financial instruments with characteristics of both liabilities and equity. The Company's Series A and B Preferred stock each have mandatory redemption features that subject the Company to the analysis of equity versus liability. Both Series A and B have features that embody a conditional obligation to redeem the instrument upon events not certain to occur and accordingly, are not classified as liabilities until such events are certain to occur. With respect to the Series A Preferred Stock, such condition is contingent upon the holder having no further need for surety bonds issued by the Company's insurance subsidiary (FSC) under its partially collateralized bonding programs and, having no such surety bonds then outstanding. With respect to the Series B Preferred Stock, if the stock provides an option to the holder to convert to common shares at a rate equivalent to fair value, then the financial instruments are not mandatorily redeemable during the period in which the holder can convert the shares into common shares. Accordingly, the Company has determined that only the Series A preferred stocks held by principals with outstanding surety bonds should not be classified as liabilities. However, in accordance with FASB’s

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Accounting Standards Codification Topic 480-10-S99-4, Liabilities, equity instruments with redemption features that are not solely within the control of the issuer are required to be classified on the balance sheet outside of permanent equity (often referred to as “temporary equity”).

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

As of May 31, 2017, there were no warrants outstanding.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

There were no options exercised in fiscal 2017 or 2016. There is no unrecognized compensation expense related to non-vested awards at May 31, 2017 or May 31, 2016 as all awards are fully vested.

Note M – Income Taxes

Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Such differences include the income recognition of a portion of the unearned premium reserve, loss reserve deductibility, certain accrued expenses that are not paid within specified time frames by the Internal Revenue Service, and the deductibility of deferred policy acquisition costs paid. As of May 31, 2017, the Company had estimated operating loss carry forwards of approximately $14.2 million. These carry forwards began expiring in 2015 and, as a result of the ownership change resulting from the 2001 acquisitions of FSI and Jacobs, the utilization of approximately $6.4 million of the operating loss carry forwards are substantially limited.

The Company has fully reserved the $3.3 million tax benefit of the operating loss carry forward, adjusted for the Tax Cuts and Jobs Act enacted December 22, 2017, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit is doubtful.

Note N – Stockholders’ Equity

In fiscal 2017, the Company issued 300,000 shares of the Company’s common stock as additional consideration in connection with new and continued borrowings totaling $75,000. The shares were valued at approximately $.002520 per share based on the average quoted closing price of the Company’s stock for the 20-day period preceding the date of the transaction and totaled $756.

In fiscal 2017, the Company issued 500,000 shares of the Company’s common stock as additional consideration for the purchase and loans convertible into the purchase of 5% of FSC subsidiary stock. The shares were valued at approximately $.002705 per share based on the average quoted closing price of the Company’s stock for the 20-day period preceding the date of the transaction and totaled $1,353.

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

The shares were valued at approximately $.002566 per share based on the average quoted closing price of the Company's stock for the 20-day period preceding the date of the transaction and totaled $6,415.

Note O-Statutory Financial Data (Unaudited)

The Company’s insurance subsidiary files calendar year financial statements prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities. The principal differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles are that statutory financial statements do not reflect deferred policy acquisition costs and certain assets.

Statutory capital and surplus as of May 31, 2017 and 2016, and net income for the Company’s insurance subsidiary for the calendar year ended December 31, 2016 and 2015 and five-month periods ended May 31, 2017 and 2016 are as follows:

Statutory Capital and Surplus	May 31, 2017	$13,485,339
Statutory Capital and Surplus	May 31, 2016	$4,958,584

Net Income	Calendar year 2016	($113,636)
Net Income	Calendar year 2015	($762,295)

Net Income	Five-month period 2017	$689,746
Net Income	Five-month period 2016	$37,446

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

On March 26, 2012 the Commissioner of the State of West Virginia (WVOIC) terminated in its entirety the Amended Consent Order of June 7, 2007 and terminated the restrictive conditions of the Consent Order issued December 23, 2005 which approved acquisition of FSC by the Company. Among other consequences, removal of these restrictions allowed dividends to be declared by and paid from FSC to the Company. No dividends were declared or paid for the twelve month periods ended May 31, 2017 or May 31, 2016.

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Note P – Commitments and Contingencies

Lease Commitments

The Company leases certain office equipment with combined monthly payments of approximately $425 that have varying remaining terms of less than five years. The Company leases office, parking and storage space under month-to-month lease arrangements that approximate $2,978 each month.

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

Rental expense for these lease commitments totaled approximately $43,321 and $45,086 during fiscal years 2017 and 2016.

Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of one year as of May 31, 2017 are:

Fiscal year 2017-2018	$38,176
Fiscal year 2018-2019	38,604
Total	$76,780

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

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

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

The carrying amounts and fair values of the Company’s financial instruments at May 31, 2017 and 2016 are as follows:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Bonds available for sale	$33,634,402	$33,546,645	$7,170,789	$7,230,261
Cash and short-term investments	2,405,450	2,405,450	663,562	663,562
Premiums and other receivables	513,113	513,113	(76,413)	(76,413)
Equity securities (including derivatives)	2,465,221	2,422,476	1,550,217	1,488,440

LIABILITIES
Notes payable	6,463,439	6,463,439	6,861,954	6,861,954
Accounts payable and advance premiums	388,771	388,771	414,787	414,787
Accrued expenses and other liabilities	23,936,898	23,936,898	3,274,094	3,274,094

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Note R – Other Risks and Concentrations

Concentration of Credit Risk

As of May 31, 2017 the Company’s investment securities of approximately $38,000,000 are comprised solely of mortgage-backed securities, fixed maturity municipal bonds, equity investments, and money-market mutual funds that invest principally in obligations issued by the U.S government, its agencies or instrumentalities. Such instruments are generally considered to be of the highest credit quality investment available.

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

Management has established an allowance for estimated uncollectible accounts of less than 3% of outstanding premiums and other receivables believing that most receivables are collectible.

Concentration in Products, Markets and Customers

The Company’s insurance subsidiary currently writes only the surety line of business, is licensed to write surety only in West Virginia and Ohio and has focused its primary efforts towards coal permit bonds. Such business, including investment advisory fees from managed collateral accounts, accounted for approximately 34% and 66% of the Company’s fiscal 2017 and 2016 revenues, respectively. Furthermore, the Company provides surety bonds to companies that share common ownership interests that constitute 18% and 36% of the Company’s fiscal 2017 and 2016 revenues, respectively, as follows:

	2017		2016
	Surety Premium	Investment Advisory Fees	Surety Premium	Investment Advisory Fees

Customer group #1	$85,000	$—	$116,000	$—
Customer group #2	169,000	16,000	190,000	17,000
Customer group #3	175,000	3,000	180,000	3,000
Customer group #4	205,000	4,000	205,000	4,000
Total	$634,000	$23,000	$691,000	$24,000

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

Note S – Segment Reporting

The Company has two reportable segments, investment advisory services and surety insurance products and services. The following table presents revenue and other financial information by industry segment.

	Year Ended
Industry Segment	May 31, 2017	May 31, 2016
Revenues:
Investment advisory	$351,227	$506,373
Surety insurance	2,518,089	829,456
Corporate	—	—
Total revenues	$2,869,316	$1,335,829

Operating Income (Loss):
Investment advisory	$(134,431)	$(49,976)
Surety insurance	717,313	(1,678,551)
Corporate	(1,590,079)	468,785
Total operating income (loss)	$(1,007,197)	$(1,259,742))

Identifiable Assets:
Investment advisory	$55,146	$43,129
Surety insurance	39,978,039	9,831,940
Corporate	2,109,740	1,483,127
Total assets	$42,142,925	$11,358,196

Capital Acquisitions:
Investment advisory	$2,296	$—
Surety insurance	36,064	—
Corporate	2,249	548
Total capital acquisitions	$40,609	$548

Depreciation Charged to Identifiable Assets:
Investment advisory	$58	$—
Surety insurance	3,811	1,236
Corporate	729	15
Total Depreciation	$4,598	$1,251

Interest Expense:
Investment advisory	$107	$—
Surety insurance	341,515	350,099
Corporate	233,349	564,999
Total interest expense	$574,971	$915,098

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

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

During fiscal 2017, advances to the Company from Mr. Jacobs amounted to $359,298 and repayments to Mr. Jacobs amounted to $783,755. As of May 31, 2017, the balance due from Mr. Jacobs $939,945. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2017 was $955,646.

During fiscal 2016, advances to the Company from Mr. Jacobs amounted to $1,088,758, and repayments to Mr. Jacobs amounted to $971,207. As of May 31, 2016, the balance due from Mr. Jacobs was $515,488. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2016 was $549,143.

As of May 31, 2018, $24,000 was owed to Mr. Jacobs by the Company.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 6% and 12% respectively for both the 2017 and 2016 fiscal years.

Other related parties

During the years ended May 31, 2017 and May 31, 2016, a company owned by a board member provided consulting services. This company provided services totaling $66,100 and $62,100 in 2017 and 2016. Amounts owed to this company at year end are treated as related party payables in the amounts $124,323 and $124,723 at May 31, 2017 and 2016 respectively.

During the year ended May 31, 2015, the Company borrowed money from an individual that is a board member. Total amounts owed to this individual at May 31, 2017 consisted of $75,000 in demand notes and $5,000 in accrued interest.

During the year ended May 31, 2016, an individual who holds secured notes payables from the Company, became a greater than 10% owner of outstanding common stock of the Company. During the year ended May 31, 2016, the Company borrowed additional money from this individual and entities controlled by this individual. Amounts owed to this individual (and the individual’s companies and relatives) at May 31, 2017 consisted of $1,020,079 in demand notes, $1,248,920 in notes payable secured by FSC stock, and $26,853 in accrued interest (with $122,766 and $124,444 of interest expense for the periods ending

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

May 31, 2017 and 2016, respectively). This individual also arranged to purchase a 15.00% interest in First Surety Corporation for $1,500,000 through a combination of cash and a Promissory Note for $1,250,000 secured by assignment of debt payable by the Company. This sale also resulted in the issuance of 1,500,000 shares of common stock of the Company. As of May 31, 2017, the amounts receivable from this individual amounted to $960,540, with interest income of $83,894 and $75,168 for the periods ending May 31, 2017 and 2016.

Note U – Reinsurance

The Company limits the maximum net loss that can arise from large risks by reinsuring (ceding) certain levels of such risk with reinsurers. Ceded reinsurance is treated as the risk and liability of the assuming companies. The Company cedes insurance to other companies and these reinsurance contracts do not relieve the Company from its obligations to policyholders.

Effective April 1, 2009, FSC entered into a reinsurance agreement with various syndicates at Lloyd’s of London (“Reinsurer”) for its coal reclamation surety bonding programs. The agreement has been renewed annually with the Reinsurer, with the most recent renewal effective April 1, 2017. The reinsurance agreement is an excess of loss contract which protects the Company against losses up to certain limits over stipulated amounts and can be terminated by either party by written notice of at least 90 days prior to any July 1. The contract calls for a premium rate of 35% subject to a minimum premium of $490,000. Deposits to the reinsurers are made quarterly in arrears in equal amounts of $140,000. At May 31, 2017 and May 31, 2016, the Company had prepaid reinsurance premiums of $418,124 and $232,647.

There were no ceded Loss and Loss Adjustment Expenses for the years ended May 31, 2017 or 2016.

The effects of reinsurance on premium written and earned for fiscal 2017 and 2016 are as follows;

	2017 Written	2017 Earned	2016 Written	2016 Earned
Direct	$2,948,921	$2,283,329	$1,466,837	$1,407,905
Ceded	1,007,008	821,531	453,587	428,353
Net	$1,941,913	$1,461,798	$1,013,250	$979,552

Note V – Events Subsequent to May 31, 2017

Subsequent to May 31, 2017, the Company obtained various borrowings from individuals and businesses through May 31, 2018 totaling $120,600 at rates varying from 10% to 14%, which mature at various dates subsequent to this filing, and made repayments on notes in the amount of $290,218. These borrowings, and the renewal of other borrowings, included no issuances of shares of its common stock as additional consideration. Additionally, the Company obtained borrowings of $730,693, including $388,788 assumption of Company debt, from its principal shareholder and chief executive officer under a pre-approved financing arrangement bearing interest at the rate of 12% and made repayments totaling $158,883. After

Jacobs Financial Group, Inc. Notes to Consolidated Financial Statements	Table of Contents

taking into account the net accrued payroll owed, reimbursement of company expenses, and the personal assumption of Company debt that is to be offset against these borrowings, the balance owed to the principal shareholder from the Company is $23,393 at May 31, 2018.

The Company elected to continue to defer payment of quarterly dividends on its Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock with such accumulated accrued and unpaid dividends amounting to $1,472,931, $4,603,909 and $11,059,170 as of May 31, 2018.

Subsequent to May 31, 2017, the Registrant sold 15.50% interest in First Surety Corporation to various individuals for $1,550,000. This sale also resulted in the issuance of 1,550,000 shares of common stock of the Company. In addition, the Company converted a note payable from a lender for 3% interest in First Surety Corporation.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits for the years ended May 31, 2017 and May 31, 2016, there have been no disagreements with independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

During the evaluation of disclosure controls and procedures as of May 31, 2017, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process. As a result, JFG’s Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2017, JFG’s disclosure controls and procedures were ineffective. Changes will be considered as additional financial resources and accounting staff become available.

Notwithstanding the above, JFG believes the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, JFG’s financial condition as of May 31, 2017 and 2016, and the results of its operations and cash flows for the years ended May 31, 2017 and 2016 in conformity with U.S. generally accepted accounting principles (GAAP).

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

JFG management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework issued in 1992. Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2017. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

JFG management identified control deficiencies that, in the aggregate, constitute a material weakness in internal control over financial reporting as of May 31, 2017. Such control deficiencies relate to the use of internally developed non-integrated accounting systems, lack of internal review of account reconciliations, and lack of internal review of general journal entries, elimination entries and the financial statement consolidation process.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The directors and executive officers of the Company, their ages and positions are as follows:

Name	Age	Position

John M. Jacobs	64	President and CEO/CFO, Director
C. David Thomas	65	Director
Mario J. Marra	64	Director
Bradley W. Tuckwiller	64	Director
Robert J. Kenney	70	President, First Surety Corporation

John M. Jacobs

Mr. Jacobs is a Certified Public Accountant, the founder of Jacobs & Co., and a Registered Investment Advisor. Mr. Jacobs has served as a Director and President of both Jacobs & Co. and FS Investments, Inc. since their inception. Prior to establishing Jacobs & Co., in 1988, Mr. Jacobs was a practicing public accountant for over thirteen years, during which he was a managing partner of his accounting firm and a business and personal advisor to his clients. Mr. Jacobs has served as a director and President of JFG since May 2001.

C. David Thomas

Mr. Thomas is a licensed resident insurance agent in West Virginia and holds non-resident agent licenses in several other states. Mr. Thomas began his surety career in 1976 with United States Fidelity and Guaranty Company and served as the surety underwriter in the Charleston, WV branch office until 1979. At that time he joined George Friedlander & Company, a regional insurance agency based in Charleston, WV, where he presently serves as Vice President and Manager of the Surety Department. Mr. Thomas is a shareholder and Director of George Friedlander & Company. He has served as a Director of FS Investments, Inc. since its inception in December 1997, as a director of JFG since July 2002, and a director of First Surety Corporation since 2006.

Mario J. Marra

Mr. Marra holds a Master’s in Business Administration from the University of Findlay and is retired from a multinational aerospace and building industries company where he had been employed since 1986. Mr. Marra joined the JFG board in June 2009.

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

Names and Principal Position	Year	Salary ($)	Bonus/Commissions ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
John M. Jacobs, CEO	2017	$150,000	$115,518	$—	$27,772	$293,290
	2016	$150,000	$62,127	$—	$33,079	$245,206

Robert J. Kenney,	2017	$104,000	$16,200	$—	$—	$120,200
	2016	$99,000	$16,200	$—	$—	$115,200

(1)	Other compensation includes insurance premiums paid by the Registrant on behalf of the named executive officer under verbal agreement with the Executive Officer.

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

Director Compensation

Directors of JFG are not compensated for board meetings or other duties as board members.

Non-employee board members of FSC, which include some JFG board members, are compensated at the rate of $150 per meeting.

The following table sets forth compensation received by non-employee directors for the fiscal year ended May 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Brad Tuckwiller	$ 750	$ 750
C. David Thomas	$ 900	$ 900
Timothy Maddox	$ 900	$ 900
Linda G. Aguilar	$ 900	$ 900
Charles Stout	$ 1,050	$ 1,050

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Authorized		490,000,000
		Amount and Nature of
	Name and Address of	Beneficial Ownership [1]		Percent of
Title of Class	Beneficial Owner			Class [2]
More than 5.00% Beneficial Ownership

Common	John M. Jacobs	37,775,746	[3]	9.60%
	179 Summers St., Suite 307
	Charleston, WV 285301

Common	Fay S. Alexander	55,775,588	[4]	14.34%
	6318 Timarron Cove Lane
	Burke, VA 22015-4073

Common	Charles L. Stout	67,779,527	[5]	30.83%
	Post Office Box 4609
	Bridgeport, WV 26330

Directors and Named Executive Officers

	John M. Jacobs	37,775,746	[3]	9.60%
Common	300 Summers St. Suite 970
	Charleston, WV 285301

	Robert J. Kenney	5,150,000	[6]	1.33%
Common	809 Sherwood Drive
	Charleston, WV 25314

	Mario J. Marra	989,795	*	*
Common	204 Olive Street
	Bridgeport, WV 26330

	C. David Thomas	917,295	*	*
Common	P. O. Box 5157
	Charleston, WV 25361

	Bradley W. Tuckwiller	4,944,152	[7]	1.28%
Common	P O Box 1294
	Lewisburg, WV 24901

Common	All Directors and Executive Officers as a Group	49,776,988		15.91%

* Represents beneficial ownership of less than one percent of the Company’s common stock.

1) Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable within 60 days of May 31, 2018 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
2) Based on 386,852,199 shares of common stock issued and outstanding as of May 31, 2018.
32

3) Includes 12,233,044 shares of common stock held in the name of FS Limited Partnership (“FSLP”) of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by FSLP. Includes 785,000 shares of common stock held in the name of JF Limited Partnership (“JFLP”) of which Mr. Jacobs is the sole general partner. Mr. Jacobs has the power to vote and to direct the voting of and the power to dispose and direct the disposition of the shares beneficially owned by JFLP. Includes 5,193,416 shares held in joint tenancy with spouse, Kathleen M. Jacobs. Includes the right to convert Series C Preferred Stock holdings to 6,733,340 shares of common stock exercisable within 60 days of May 31, 2018. John M. Jacobs is the CEO and a member of the board of directors for the Registrant.
4) Includes 47,557,786 shares of common stock held in the name of Graphite Investment, LLC (“Graphite”) and 4,841,761 shares held in the name of Southall Management Corporation (“Southall”) of which Fay S. Alexander is President (both entities). Includes the right to convert Series B Preferred Stock holdings of Graphite and Southall to 2,141,341 shares of common stock exercisable within 60 days of May 31, 2018. Includes 1,214,700 shares held in joint tenancy with spouse, Dan C. Alexander.
5) Includes 12,500,000 shares of common stock held in joint tenancy with spouse, Marilyn Stout. Includes 55,279,527 common shares held in the name of Applied Mechanics Corporation of which Mr. Stout is President and 100% shareholder jointly with Marilyn Stout.
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

During fiscal 2017, advances to the Company from Mr. Jacobs amounted to $359,298, and repayments to Mr. Jacobs amounted to $783,755. As of May 31, 2017, the balance due to the Company from Mr. Jacobs was $939,945. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2017 was $955,646.

During fiscal 2016, advances to the Company from Mr. Jacobs amounted to $1,088,758, and repayments to Mr. Jacobs amounted to $971,207. As of May 31, 2016, the balance due to the Company from Mr. Jacobs was $515,488. The largest aggregate amount outstanding from Mr. Jacobs in fiscal 2016 was $549,143.

The rate of interest on such amounts due from and obligations due to Mr. Jacobs was 6% and 12% respectively for both the 2017 and 2016 fiscal years.

As of May 31, 2018, $24,000 was owed to Mr. Jacobs by the Company.

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

Our independent registered public accounting firm, EKS&H LLLP, billed $55,000 and $60,000 for their audits of our financial statements for the fiscal years ended May 31, 2017 and 2016, respectively.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee.  Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders any audit or non-audit services.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in response to Item 8 herein:

(b) The following exhibits are filed as a part of this Annual Report.

Exhibits

2.1	Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., FSI Acquisition Corp. and FS Investments, Inc. (1)
2.2	Agreement and Plan of Merger dated as of May 18, 2001 by and among NELX, Inc., J&C Acquisition Corp. and Jacobs & Company (1)
2.3	Agreement and Plan of Merger dated as of December 8, 2006 by and among NELX, Inc. and Jacobs Financial Group, Inc. (2)
3.1	Company’s Articles of Incorporation (3)
3.2	Company’s By-laws (3)
4.1	Certificate of the Designations, Powers, Preferences and Rights of Series A Preferred Stock of Jacobs Financial Group (3)
4.2	Certificate of the Designations, Powers, Preferences and Rights of Series B Preferred Stock of Jacobs Financial Group(3)
4.3	Certificate of the Designations, Powers, Preferences and Rights of Series C Preferred Stock of Jacobs Financial Group (12)
10.1	Stock Purchase Agreement with National Indemnity Company to purchase Unione Italiana Insurance Company of America dated August 20, 2008 (11)
10.2	Engagement Agreement between Friedman, Billings, Ramsey & Co., Inc. and Jacobs Financial Group, Inc. dated December 5, 2007 (7) (9)
10.3	Agreement to acquire by merger Reclamation Surety Holding, Inc. (5) (6) (10)
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934
35

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Subscription Agreement and Promissory Note (4)
99.2	Form of Amended Subscription Agreement and Promissory Note (8)
99.3	Form of Subscription Agreement and Promissory Note (Second Round) (8)
101.INS	XBRL Instance Document (13)
101.SCH	XBRL Taxonomy Extension Schema Document (13)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (13)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (13)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (13)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (13)
	(1)	Incorporated by reference to the Company’s Current Report On Form 8-K dated May 29, 2001.
	(2)	Incorporated by reference to the Company’s Definitive Proxy Statement dated November 7, 2005.
	(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 29, 2005.
	(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 10, 2007.
	(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2007.
	(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated February 8, 2008.
	(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended February 29, 2008
	(8)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2008
	(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 10, 2007
	(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 24, 2008
	(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 26, 2008
	(12)	Incorporated by reference to the Company’s Current Report on Form 8-K dated December 14, 2009.
	(13)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jacobs Financial Group, Inc.

Dated: June 27, 2018 By: /s/ John M. Jacobs

John M. Jacobs

President and CEO

Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2018: By: ___/s/ John M. Jacobs_________________________

John M. Jacobs

President and CEO

Director

Dated: June 27, 2018: By: ___/s/ John M. Jacobs________________________

John M. Jacobs

Chief Financial Officer

Dated: June 27, 2018: By: ___/s/ Mario J. Marra_________________________

Mario J. Marra

Director

Dated: June 27, 2018: By: ___/s/ C. David Thomas_________________________

C. David Thomas

Director

Dated: June 27, 2018: By: ___/s/ Bradley W. Tuckwiller_____________________

Bradley W. Tuckwiller

Director

